Form 10-Q
period 2013-09-30
Esperion Therapeutics, Inc.
filed 2013-11-06
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30th 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35986

Esperion Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1870780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46701 Commerce Center Drive
Plymouth, MI 48170

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code:

(734)862-4840

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 1, 2013, there were 15,357,413 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

(A Development Stage Company)

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at September 30, 2013 and December 31, 2012	3
Condensed Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2013 and 2012 and the period from January 22, 2008 (Inception) to September 30, 2013	4
Condensed Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 and the period from January 22, 2008 (Inception) to September 30, 2013	5
Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION	21

Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6. Exhibits	43

Signatures	44

Esperion Therapeutics, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,895,828	$6,511,521
Prepaid clinical development costs	503,394	367,216
Other prepaid and current assets	535,716	150,325
Assets held for sale	29,108	109,344
Total current assets	72,964,046	7,138,406

Property and equipment, net	78,749	120,210
Intangible assets	55,740	53,825
Investments	13,477,277	—
Total assets	$86,575,812	$7,312,441

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Short term borrowings with related parties, net of debt discount	$—	$15,241,007
Accrued interest	—	738,192
Accounts payable	1,944,604	476,277
Accrued clinical development costs	449,976	242,171
Warrant liabilities	—	265,323
Other accrued liabilities	948,376	210,329
Total current liabilities	3,342,956	17,173,299

Long-term debt	—	7,528,845
Total liabilities	3,342,956	24,702,144
Commitments and contingencies (Note 5)
Convertible preferred stock:

Series A preferred stock par value $0.001; no shares authorized, issued or outstanding as of September 30, 2013; 34,785,000 shares authorized and 23,975,000 shares issued and outstanding at December 31, 2012, aggregate liquidation preference of $23,975,000 at December 31, 2012	—	23,975,000
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2013, no shares issued or outstanding at September 30, 2013	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2013 and 50,000,000 shares authorized as of December 31, 2012, respectively; 15,357,413 shares issued and 15,335,223 outstanding at September 30, 2013 and 346,478 shares issued and outstanding at December 31, 2012	15,357	346
Additional paid-in capital	141,585,222	609,976
Accumulated other comprehensive income	5,989	—
Deficit accumulated during the development stage	(58,373,712)	(41,975,025)
Total stockholders’ (deficit) equity	83,232,856	(41,364,703)
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$86,575,812	$7,312,441

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

(A Development Stage Company)

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 22, 2008 (Inception)
	2013	2012	2013	2012	to September 30, 2013

Grant income	$—	$—	$—	$—	$244,479

Operating expenses:
Research and development	3,482,673	2,456,412	8,675,688	6,343,846	36,089,549
General and administrative	1,924,150	533,837	4,346,994	1,699,867	15,796,690
Acquired in-process research and development	—	—	—	—	85,612
Total operating expenses	5,406,823	2,990,249	13,022,682	8,043,713	51,971,851
Loss from operations	(5,406,823)	(2,990,249)	(13,022,682)	(8,043,713)	(51,727,372)

Interest expense	—	(361,426)	(936,580)	(925,021)	(4,320,696)
Change in fair value of warrant liability	—	—	(2,586,865)	—	(2,554,498)
Other income, net	168,389	401	147,440	2,354	228,854
Net loss	$(5,238,434)	$(3,351,274)	$(16,398,687)	$(8,966,380)	$(58,373,712)
Net loss per common share (basic and diluted)	$(0.34)	$(10.31)	$(3.05)	$(28.27)
Weighted-average shares outstanding (basic and diluted)	15,253,704	325,023	5,371,335	317,208

Other comprehensive income:
Unrealized gain on investments	5,989	—	5,989	—
Total comprehensive loss	$(5,232,445)	$(3,351,274)	$(16,392,698)	$(8,966,380)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from January 22, 2008 (Inception) to September 30, 2013

Operating activities
Net loss	$(16,398,687)	$(8,966,380)	$(58,373,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	59,664	106,901	1,436,835
Amortization of debt discount and beneficial conversion	458,993	18,424	575,981
Amortization of debt issuance costs	18,533	6,886	33,911
Amortization of premiums and discounts on investments	12,283	—	12,283
Revaluation of warrants	2,586,865	—	2,554,498
Noncash interest expense on convertible notes	459,055	744,417	3,726,092
Write-off of acquired in-process research and development	—	—	85,612
Stock-based compensation expense	673,244	60,578	930,352
Common stock issued in license agreement	—	—	4,400
Loss related to assets held for sale	29,000	—	324,701
Gain on sale of assets	(140,029)	(1,949)	(158,488)
Changes in assets and liabilities:
Prepaids and other assets	(504,568)	(372,943)	(1,041,338)
Accounts payable	1,299,100	(486,537)	1,775,377
Other accrued liabilities	863,535	451,840	1,316,032
Net cash used in operating activities	(10,583,012)	(8,438,763)	(46,797,464)

Investing activities
Purchases of investments	(13,521,020)	—	(45,090,186)
Proceeds from sales/maturities of investments	—	—	31,515,350
Cash obtained in stock acquisition	—	—	2,500,000
Proceeds from sale of assets	191,265	7,060	942,464
Purchase of property and equipment	(18,203)	(10,668)	(285,762)
Other investing	—	—	50,626
Net cash (used in) provided by investing activities	(13,347,958)	(3,608)	(10,367,508)

Financing activities
Proceeds from initial public offering, net of issuance costs	72,367,768		72,367,768
Proceeds from issuance of preferred stock, net of issuance costs	16,824,235	—	40,799,235
Proceeds from exercise of common stock options	123,274	32,362	184,097
Proceeds from warrant issuance	—	141,779	297,690
Proceeds from debt issuance with related parties	—	9,862,220	15,412,010
Net cash provided by financing activities	89,315,277	10,036,361	129,060,800

Net increase (decrease) in cash and cash equivalents	65,384,307	1,593,990	71,895,828
Cash and cash equivalents at beginning of period	6,511,521	1,571,084	—
Cash and cash equivalents at end of period	$71,895,828	$3,165,074	$71,895,828

Supplemental disclosure of cash flow information:
Conversion of convertible promissory notes, including accrued interest of $923,092 into Series A preferred stock	$16,623,092	$—	$16,623,092
Conversion of convertible long-term Pfizer note, including accrued interest of $274,155 into Series A-1 preferred stock	7,803,000	—	7,803,000
Initial public offering costs not yet paid	169,227	—	169,227

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2012 included in the Company’s final prospectus dated June 25, 2013 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on June 26, 2013. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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

Initial Public Offering

On July 1, 2013, the Company completed its IPO whereby the Company sold 5,000,000 shares of common stock at a price of $14.00 per share. The shares began trading on the Nasdaq Global Select Market on June 26, 2013. On July 11, 2013, the underwriters exercised their over-allotment option in full and purchased an additional 750,000 shares of common stock at a price of $14.00 per share. The Company received approximately $72.2 million in net proceeds from the IPO, including proceeds from the exercise of the underwriters’ over-allotment option, net of underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of preferred stock converted into 9,210,999 shares of common stock; and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 277,690 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $2,852,188 to additional paid-in capital (See Note 4).

The following table summarizes the Company’s capitalization upon closing of its initial public offering:

Total common stock issued as of June 30, 2013	396,414
Conversion of Series A preferred stock into common stock upon closing of IPO	8,244,781
Conversion of Series A-1 preferred stock into common stock upon closing of IPO	966,218
Sales of common stock through IPO	5,000,000
Common stock issued as of July 1, 2013	14,607,413
Issuance of common stock to underwriters due to exercise of over-allotment	750,000
Total common stock issued as of July 11, 2013	15,357,413

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company invests its excess cash in bank deposits, money market accounts, and short-term investments. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are reported at fair value.

Investments

Investments are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ deficit. The cost of investments classified as available-for-sale are adjusted for the amortization of premiums and accretion of discounts to maturity and recorded in other income (expense), net. Realized gains and losses, if any, are determined using the specific identification method and in other income (expense), net. Investments with original maturities beyond 90 days at the date of purchase and which mature at, or less than twelve months from, the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, other current assets, accounts payable and accrued liabilities that approximate their carrying value.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Excluding impairment losses recorded on assets held for sale, no other impairment losses have been recorded through September 30, 2013.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02 which is an amendment to the accounting guidance for the presentation of comprehensive income.  Under the amended guidance, items that are reclassified to net income from accumulated other comprehensive income in the same reporting period require separate disclosure on the face of the financial statements where net income is presented or within the notes to the financial statements. The adoption of this update did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11 which is an amendment to the accounting guidance on income taxes. This guidance provides clarification on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment will be effective for the Company for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3. Debt

Convertible Notes

In January 2012, the Company issued $6,000,000 of 10% convertible promissory notes for cash.  In September and November 2012, the Company issued the aggregate of $9,700,000 of 10% convertible promissory notes that mature on September 4, 2013 for cash. In connection with the September convertible note financing, the Company and the holders of the January 2012 convertible promissory notes agreed to extend the maturity date of the January 2012 notes to September 4, 2013. In February 2013, these convertible promissory notes, with an outstanding principal of $15,700,000 and accrued interest of $923,092, were amended and then converted into 16,623,092 shares of Series A preferred stock, in accordance with their terms and at their conversion price of $1.00 per share, and following such conversion, the notes were cancelled. The holders of the September convertible promissory notes received the benefit of a deemed conversion price of the September convertible promissory notes that were below the estimated fair value of the Series A convertible preferred stock at the time of their issuance. The fair value of this beneficial conversion feature was estimated to be $287,990. The fair value of this beneficial conversion feature was recorded to debt discount and amortized to interest expense using the effective interest method over the term of the convertible promissory notes. As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock on February 12, 2013, the Company recorded the remaining accretion of the beneficial conversion feature of $229,496 as interest expense during the nine months ended September 30, 2013.

In April 2008, the Company acquired all of the capital stock of Esperion from Pfizer in exchange for a non-subordinated convertible note in the original principal amount of $5,000,000. This convertible promissory note had a maturity date of April 28, 2018. The note bore interest at 8.931% annually, payable semiannually on June 30 and December 31 by adding such unpaid interest to the principal of the note, which would thereafter accrue interest.  On May 29, 2013 the Company entered into a stock purchase agreement with Pfizer Inc. and sold 6,750,000 shares of Series A-1 preferred stock at a price of $1.1560 per share, which was the fair value at the transaction date. The purchase price was paid through the cancellation of all outstanding indebtedness, including accrued interest, under the Pfizer convertible promissory note, which had an outstanding balance, including accrued interest, of $7,803,000 as of May 29, 2013.  The Series A-1 preferred stock issued in connection with this transaction was subsequently converted into 966,218 shares of common stock upon completion of the IPO on July 1, 2013.

4. Warrants

In connection with its various financing transactions, the Company issued warrants to purchase shares of preferred stock which had provisions where the underlying issuance was contingently redeemable based on events outside the Company’s control and were recorded as a liability in accordance with ASC 480-10.  Warrants classified as derivative liabilities and were recorded on the Company’s balance sheet at fair value on the date of issuance and were marked-to-market on each subsequent reporting period, with the fair value changes recognized in the statement of operations. The Company estimated the fair values of the warrants at each reporting period using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants.  The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrants.  The risk free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrants.  The expected remaining life of the warrants is assumed to be equivalent to their remaining contractual term.  In prior periods, a Monte Carlo valuation model was utilized to estimate the fair value of the warrants based on the probability and timing of future financings.

Upon the closing of the Company’s IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share, were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as derivative liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification.  The 277,690 warrants outstanding as of September 30, 2013 expire in February 2018.

5. Commitments and contingencies

In August 2013, the Company entered into the second amendment to the operating lease agreement for its current office and laboratory facility in Plymouth, MI which extended the expiration date of the initial term from October 2, 2013 to April 30, 2014.

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money Market Funds	$13,355,283	$—	$—	$13,355,283
Investments:
U.S. treasury notes	6,083,969	2,993	—	6,086,962
U.S. government agency securities	7,387,319	3,135	(139)	7,390,315
Total	$26,826,571	$6,128	$(139)	$26,832,560

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money Market Funds	$6,357,542	—	—	$6,357,542
Total	$6,357,542	$—	$—	$6,357,542

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income to other income (expense) in the Statement of Operations during the nine months ended September 30, 2013.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Money market funds	$13,355,283	$13,355,283	$—	$—
Available for sale securities:
U.S. treasury notes	6,086,962	6,086,962	—	—
U.S. government agency securities	7,390,315	—	7,390,315	—

Total assets at fair value	$26,832,560	$19,442,245	$7,390,315	$—

December 31, 2012
Assets:
Money market funds	$6,357,542	$6,357,542	$—	$—
Total assets at fair value	$6,357,542	$6,357,542	$—	$—
Liabilities:
Warrants	$265,323	$—	$—	$265,323
Total liabilities at fair value	$265,323	$—	$—	$265,323

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2013 or September 30, 2012.

The following table summarizes the changes in the fair value of the Company’s Level 3 warrant liabilities the nine month period ended September 30, 2013:

Warrant Liability
Level 3 Liabilities:
As of December 31, 2012	$265,323
Change in fair value	2,586,865
Reclassification of warrants liabilities to additional paid-in capital in conjunction with the conversion of the convertible preferred stock into common stock upon the closing of the Company’s IPO	(2,852,188)
As of September 30, 2013	$—

Fair Value Measurements on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also measures assets held for sale at the lower of its carrying amount or fair value on a nonrecurring basis. During the nine months ended September 30, 2013, the Company recognized an impairment loss of $27,000 based on recent purchase offers. The Company recognized $214,393 of impairment expense related to the assets held for sale in the period from inception through September 30, 2013. The fair value of assets held for sale was estimated using a market approach, considering the estimated fair value for other comparable equipment which are Level 3 inputs.

8. Convertible Preferred Stock and Stockholders’ Deficit

On April 19, 2013, the Company issued and sold an aggregate of 17,000,000 shares of Series A preferred stock at a price of $1.00 per share for proceeds of $16,880,463, which is net of issuance costs of $119,537, to funds affiliated with Longitude Capital and certain existing investors. Each share of Series A preferred stock issued in the financing was convertible into 0.143 shares of common stock as of June 30, 2013.  Upon the closing of the financing, Patrick Enright of Longitude Capital became a member of the board of directors.

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

Upon the closing of the Company’s IPO on July 1, 2013, all of the outstanding shares of convertible preferred stock were converted into 9,210,999 shares of common stock. As of September 30, 2013, the Company did not have any convertible preferred stock issued or outstanding.

9. Stock Compensation

2013 Stock Option and Incentive Plan

On June 7, 2013, the Company’s stockholders approved the 2013 Stock Option and Incentive Plan (the 2013 Plan), which became effective on June 25, 2013. The number of shares of stock reserved and available for issuance under the 2013 Plan is the sum of  (i) 1,100,000, plus (ii) 54,129 shares originally reserved under the Company’s 2008 Incentive Stock Option and Restricted Stock Plan (the 2008 Plan) that became available for issuance under the 2013 Plan upon completion of the Company’s initial public offering, plus (iii) the shares underlying any awards granted under the 2008 Plan that are forfeited, canceled, held back upon the exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than be exercise).  Additionally, on January 1, 2014 and each January 1 thereafter, the number of shares reserved and available for issuance under the 2013 Plan shall be cumulatively increased by two and a half percent of the number of shares issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the plan administrator.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine months ended September 30, 2013:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	211,500	$1.43	7.5	$141,389
Granted	1,116,549	$10.34
Forfeited or expired	(12,212)	$2.03
Exercised	(49,936)	$2.47
Outstanding at September 30, 2013	1,265,901	$9.24	9.07	$12,177,504

The following table summarizes information about the Company’s stock option plan as of September 30, 2013:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Vested and expected to vest at September 30, 2013	1,200,274	$9.12	9.04	$11,690,025
Exercisable at September 30, 2013	559,481	$2.21	8.34	$9,317,579

As of September 30, 2013, there was approximately $6,886,306 of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.6 years.

10. Income Taxes

There was no provision for income taxes for the three or nine months ended September 30, 2013 and 2012 because the Company has incurred operating losses since inception. At September 30, 2013, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

11. Net Loss Per Common Share

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

The shares outstanding at the end of the respective periods presented below, after giving effect for the 1-for-6.986 reverse stock split, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30, 2013	December 31, 2012

Convertible preferred stock	—	3,431,865
Warrants for common stock	277,690	277,690
Common shares under option	1,265,901	211,500
Unvested restricted stock	22,190	—
Convertible debt	—	3,430,723
Total potential dilutive shares	1,565,781	7,351,778

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

Overview

Corporate Overview

We are a biopharmaceutical company focused on the research, development and commercialization of therapies for the treatment of patients with elevated levels of LDL-C and other cardiometabolic risk factors. ETC-1002, our lead product candidate, is a novel, first in class, orally available, once-daily LDL-C lowering small molecule therapy designed to avoid the side effects associated with existing LDL-C lowering therapies. We own the exclusive worldwide rights to ETC-1002 and our other product candidates.

We were incorporated in Delaware in January 2008 and commenced our operations in April 2008. Since our inception, we have devoted substantially all of our resources to developing ETC-1002 and our other product candidates, business planning, raising capital and providing general and administrative support for these operations. We have funded our operations primarily through the issuance of preferred stock, our initial public offering of common stock, which we closed in July 2013, convertible promissory notes and warrants to purchase shares of preferred stock.

On July 1, 2013, we completed the initial public offering, or IPO, of our common stock pursuant to a registration statement on Form S-1. In the IPO, we sold an aggregate of 5,000,000 shares of common stock under the registration statement at a public offering price of $14.00 per share. Net proceeds from the IPO were approximately $62.7 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of our preferred stock were converted into 9,210,999 shares of common stock. Additionally, as part of the IPO, we granted the underwriters a 30-day option to purchase up to 750,000 additional shares of common stock at the IPO price to cover over-allotments, if any. On July 11, 2013, the underwriters exercised this option in full. As a result of this exercise, we received an additional $9.5 million in proceeds, net of underwriting discounts and commissions and offering expenses.

We are a development stage company and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and, from inception to September 30, 2013, our losses from operations have been $51.7 million. Our net losses were $5.2 million and $3.4 million for the three months ended September 30, 2013 and 2012, respectively, and $16.4 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations and the mark-to-market of our liability classified warrants. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

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

In 2012, we incurred $5.8 million in expenses related to our Phase 2a Proof-of-Concept clinical study in Patients with Hypercholesterolemia and Type 2 Diabetes (ETC-1002-005) and our Phase 2a Proof-of-Concept clinical study in Patients with Hypercholesterolemia and a History of Statin Intolerance (ETC-1002-006) which reported top-line results in June 2013, and our Phase 2a clinical study in Patients with Hypercholesterolemia taking 10 mg of atorvastatin ( ETC-1002-007) which reported top-line results in September 2013.

During the nine months ended September 30, 2013, we incurred $7.0 million in expenses related to our Phase 2a Proof-of-Concept clinical study in Patients with Hypercholesterolemia and Type 2 Diabetes (ETC-1002-005), our Phase 2a Proof-of-Concept clinical study in Patients with Hypercholesterolemia and a History of Statin Intolerance (ETC-1002-006), our Phase 2a clinical study in Patients with Hypercholesterolemia taking 10 mg of atorvastatin (ETC-1002-007) and our Phase 2b clinical study in Patients with Hypercholesterolemia and a History of either Statin Intolerance or Statin Tolerance (ETC-1002-008).

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

Clinical Developments

ETC-1002-007—Phase 2a Proof of Concept Clinical Study in Patients with Hypercholesterolemia taking 10 mg of Atorvastatin

ETC-1002-007 was an eight-week Phase 2a clinical study in 58 patients, who were dosed with ETC-1002 or placebo, across six participating clinical recruitment sites in the United States.  The primary objective of this clinical study was to evaluate the safety and tolerability of ETC-1002 when added to atorvastatin 10 mg/day in patients with hypercholesterolemia, and to test the effects of ETC-1002 on the pharmacokinetics of atorvastatin and its active metabolites. After completing a lipid-lowering therapy wash out period of four weeks, patients were placed on atorvastatin (10 mg) for four weeks to achieve steady state plasma levels of atorvastatin. Patients were then randomized in a 3:1 ratio of active ETC-1002 treatment to placebo for eight weeks (42 patients received ETC-1002 and 16 patients received placebo). During this clinical study, patients were dosed up to eight weeks in a forced titration schema of 60 mg, 120 mg, 180 mg and 240 mg doses of ETC-1002 for two weeks each.

Top-line results of the ETC-1002-007 study were reported in September 2013. The study demonstrated that ETC-1002 achieved incremental LDL-C lowering of 22 percent at eight weeks, compared with 0 percent in the placebo group. ETC-1002 was well tolerated over eight weeks of treatment when added to a statin, no serious adverse events were reported and there was a weak pharmacokinetic interaction of atorvastatin with ETC-1002.

ETC-1002-008 — Phase 2b Clinical Study in Patients with or without Statin Intolerance and Hypercholesterolemia

In October 2013, we initiated our Phase 2b clinical study in Patients with or without Statin Intolerance and Hypercholesterolemia (ETC-1002-008), the first clinical study in our Phase 2b program. The ETC-1002-008 study is a 12-week Phase 2b study for the treatment of elevated LDL-C levels in approximately 322 patients who are either statin intolerant or statin tolerant. The goals of this study are to compare the LDL-C lowering efficacy of ETC-1002 with ezetimibe and to demonstrate comparable tolerability to ezetimibe, a common therapy for statin intolerant patients with hypercholesterolemia. Patients enrolled in the ETC-1002-008 study will complete a four week placebo run-in period and will then be randomized to one of five arms:  1) 120 mg dose of ETC-1002, 2) 180 mg dose of ETC-1002, 3) an active comparator, 10 mg dose of ezetimibe (a common treatment for statin intolerant patients), 4) a combination of 120 mg of ETC-1002 and ezetimibe, or 5) a combination of 180 mg of ETC-1002 and ezetimibe.  This Phase 2b clinical study has a parallel dose design and a 12-week duration. The primary objective is to assess the LDL-C lowering efficacy of ETC-1002 monotherapy versus ezetimibe monotherapy in patients with elevated LDL-C levels with or without statin intolerance.  In addition, the study will assess the LDL-C lowering efficacy of ETC-1002 in combination with ezetimibe versus ezetimibe monotherapy. We expect to complete the study by the end of 2014.

Financial Operations Overview

Revenue

To date, we have not generated any revenue, other than grant income. In the future, we may generate revenue from the sale of ETC-1002 or our other product candidates. If we fail to complete the development of ETC-1002 or our other product candidates and secure approval from regulatory authorities, our ability to generate future revenue, and our results of operations and financial position will be adversely affected.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical and clinical studies. Our research and development expenses consist primarily of costs incurred in connection with the development of ETC-1002, which include:

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

Our research and development expenses are expected to increase in the foreseeable future. Costs associated with ETC-1002 will increase as we continue to conduct our Phase 2b clinical studies and initiate our Phase 3 clinical studies. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of ETC-1002. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of ETC-1002 or our other product candidates for which we obtain regulatory approval, if ever. We may never succeed in obtaining regulatory approval for any of our product candidates, including ETC-1002. The duration, costs and timing associated with the development and commercialization of ETC-1002 and our other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of ETC-1002, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of ETC-1002.

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

We anticipate that our general and administrative expenses will increase in the future in connection with the continued research and development and commercialization of ETC-1002, increases in our headcount, expansion of our information technology infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company.

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

Warrant Liability

Our previously outstanding warrants to purchase shares of preferred stock had provisions by which the underlying issuance is contingently redeemable based on events outside of our control and were recorded as a liability in accordance with ASC 480-10. Warrants classified as derivative liabilities are recorded on our balance sheet at fair value on the date of issuance and are marked-to-market on each subsequent reporting period. Non-cash changes in the fair value at each reporting period are recognized in the statement of operations. Upon the closing of our IPO on July 1, 2013, all warrants exercisable for shares of preferred stock became exercisable for shares of common stock and, as a result, the warrants no longer met the criteria to be classified as derivative liabilities and were reclassified to additional paid-in capital at fair value.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table summarizes our results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)
Operating Expenses:
Research and development	$3,483	$2,456	$1,027
General and administrative	1,924	534	1,390
Loss from operations	(5,407)	(2,990)	(2,417)
Other income (expense):
Interest expense	—	(361)	361
Other income (expense), net	168	—	168
Net loss	$(5,239)	$(3,351)	$(1,888)

Research and development expenses

Research and development expenses for the three months ended September 30, 2013 were $3.5 million, compared to $2.5 million for the three months ended September 30, 2012, an increase of $1.0 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002 in our Phase 2 clinical program.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2013 were $1.9 million, compared to $0.5 million for the three months ended September 30, 2012, an increase of $1.4 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred no non-cash interest expense for the three months ended September 30, 2013 compared to $0.4 million for the three months ended September 30, 2012. The decrease in interest expense was primarily related the conversion of the Pfizer convertible promissory note on May 29, 2013 and the convertible promissory notes on February 11, 2013.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2013 was income of approximately $168,000 compared to no income for the three months ended September 30, 2012, a $168,000 increase in income. This increase was primarily related to gains on the sale of assets and an increase in interest income earned on our cash and cash equivalents.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table summarizes our results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Change
	(in thousands)
Operating Expenses:
Research and development	$8,676	$6,344	$2,332
General and administrative	4,347	1,700	2,647
Loss from operations	(13,023)	(8,044)	(4,979)
Other income (expense):
Interest expense	(936)	(925)	(11)
Change in fair value of warrant liability	(2,587)	—	(2,587)
Other income (expense), net	147	3	144
Net loss	$(16,399)	$(8,966)	$(7,433)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2013 were $8.7 million, compared to $6.3 million for the nine months ended September 30, 2012, an increase of $2.4 million. The increase in research and development expenses primarily related to the further clinical development of ETC-1002 in our Phase 2 clinical program.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2013 were $4.3 million, compared to $1.7 million for the nine months ended September 30, 2012, an increase of $2.6 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

Non-cash interest expense for the nine months ended September 30, 2013 was $0.9 million, compared to $0.9 million for the nine months ended September 30, 2012. Interest expense during the nine months of 2013 was primarily related to our issuance of convertible promissory notes in January, September and November 2012, which had a 10% interest rate before being converted into an aggregate of 16,623,092 shares of Series A preferred stock in February 2013 as well as the accrued interest on the 8.931% convertible promissory note issued to Pfizer, which was subsequently converted into 6,750,000 shares of Series A-1 preferred stock on May 29, 2013.

Change in fair value of warrant liability

The outstanding warrants to purchase 277,690 shares of our common stock required liability classification and mark-to-market accounting at each reporting period in accordance with ASC 480-10 prior to the completion of our initial public offering (IPO). The fair values of the warrants were determined using the Black Scholes valuation model and resulted in the recognition of a loss of approximately $2.6 million related to the change in fair values for the nine months ended September 30, 2013.  Subsequent to our IPO, the warrants were reclassified to equity as they no longer met the criteria for classification as derivative liabilities.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2013 was an expense of approximately $147,000 compared to income of approximately $3,000 for the nine months ended September 30, 2012, a $144,000 increase in income. This increase was primarily related to gains on the sale of assets and an increase in interest income earned on our cash and cash equivalents.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of common stock in our IPO, private placements of preferred stock, convertible promissory notes and warrants to purchase shares of preferred stock. To date, we have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future.

In July 2013, we completed our IPO pursuant to a registration statement on Form S-1. In the IPO, we issued and sold an aggregate of 5,750,000 shares of common stock, including the underwriters’ exercise in full of their over-allotment option, under the registration statement at a public offering price of $14.00 per share. Net proceeds were approximately $72.2 million, after deducting underwriting discounts and commissions and offering expenses.

As of September 30, 2013, our primary sources of liquidity were our cash and cash equivalents and investments, which totaled $71.9 million and $ 13.5 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash (used in) operating activities	$(10,583)	$(8,439)
Cash provided by (used in) investing activities	(13,348)	(3)
Cash provided by financing activities	89,315	10,036
Net increase (decrease) in cash and cash equivalents	$65,384	$1,594

Operating Activities

We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of ETC-1002.

Net cash used in operating activities totaled $10.6 million and $8.4 million for the nine months ended September 30, 2013 and 2012, respectively. The primary use of our cash was to fund the development of ETC-1002, adjusted for non-cash expenses, such as depreciation and amortization, interest expense, stock-based compensation expense, mark-to-market of our warrant liability and changes in working capital.

Investing Activities

Net cash used in investing activities of $13.3 million for the nine months ended September 30, 2013 consisted primarily of our purchase of highly liquid, interest bearing investment-grade and government securities. Net cash used in investing activities of approximately $3,000 for the nine months ended September 30, 2012 consisted primarily of property and equipment purchases, partially off-set by our sale of certain assets.

Financing Activities

Net cash provided by financing activities of $89.3 million for the nine months ended September 30, 2013 related primarily to the net proceeds of our IPO in July 2013 and the issuance and sale of 17,000,000 shares of our Series A preferred stock at a price of $1.00 per share in April 2013.  Net cash provided by financing activities of $10.0 million for the nine months ended September 30, 2012 consisted primarily of the issuance of convertible promissory notes.

Plan of Operations and Funding Requirements

ETC-1002 is currently in Phase 2b clinical development, and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our existing cash and cash equivalents and available-for-sale investments will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2015 and that we will likely need to raise additional capital thereafter to continue to fund the further development of ETC-1002 and our operations. We expect to announce top-line results from our Phase 2b ETC-1002-008 clinical study by the end of 2014 and to have an end-of-Phase 2 meeting with the FDA in the first quarter of 2015. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of ETC-1002, and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of ETC-1002, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of ETC-1002. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commitments

We lease office and laboratory space in Plymouth, MI under an operating lease agreement that was originally scheduled to expire on October 2, 2013. We have options to renew this lease for two additional five-year terms. On August 26, 2013, we entered into an amendment to the lease to extend the expiration date of the initial term from October 2, 2013 to April 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $85.4 million and $6.5 million at September 30, 2013 and December 31, 2012, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the three or nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•        the FDA may require the development of a REMS as a condition of approval or post-approval;

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

We only recently initiated our Phase 2b clinical studies in October 2013 and have not commenced our pivotal Phase 3 clinical studies. Successful completion of such clinical studies is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of ETC-1002. We do not know whether our Phase 2b clinical studies will be completed on schedule, if at all, or whether our pivotal Phase 3 clinical studies will begin or be completed on schedule, if at all, as the commencement and completion of clinical studies can be delayed or prevented for a number of reasons, including, among others:

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

Positive results from Phase 1 and Phase 2a clinical studies of ETC-1002 are not necessarily predictive of the results of our Phase 2b and planned Phase 3 clinical studies of ETC-1002. If we cannot replicate the positive results from our Phase 1 and Phase 2a clinical studies of ETC-1002 in our Phase 2b and Phase 3 clinical studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize ETC-1002.

Even if we are able to complete our Phase 2b and planned pivotal Phase 3 clinical studies of ETC-1002 according to our current development timeline, the positive results from our Phase 1 and Phase 2a clinical studies of ETC-1002 may not be replicated in our Phase 2b or pivotal Phase 3 clinical study results. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. Our Phase 2b clinical studies will evaluate the safety and efficacy of ETC-1002 in statin-intolerant patients and as an add-on to existing statin treatments. We expect that our Phase 3 clinical studies will evaluate the safety and efficacy of ETC-1002 in these same patient populations. Nevertheless, the results from our Phase 2a clinical studies for ETC-1002, including ETC-1002-006 and ETC-1002-007, may not be predictive of the results we may obtain in our Phase 2b or Phase 3 clinical studies of ETC-1002. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical studies nonetheless failed to obtain FDA approval. If we fail to-obtain positive results in our Phase 2b and Phase 3 clinical studies of ETC-1002, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing ETC-1002, which is currently in Phase 2 clinical development. We have funded our operations to date through proceeds from sales of common stock, preferred stock and convertible debt and have incurred losses in each year since our inception. Our net losses were $16.4 million for the nine months ended September 30, 2013, $11.7 million for the year ended December 31, 2012 and $10.8 million for the year ended December 31, 2011. As of September 30, 2013, we had an accumulated deficit of $58.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical studies of ETC-1002 and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for ETC-1002, we will also incur significant sales, marketing and outsourced manufacturing expenses. As a newly public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

•        MTP inhibitors, such as JUXTAPID® (lomitapide), marketed by Aegerion Pharmaceuticals, Inc.;

•        Apo B Anti-Sense therapy, such as KYNAMRO® (mipomersen), marketed by Genzyme Corp.;

•        Combination therapies, such as Vytorin® (ezetimibe and simvastatin) and Liptruzet® (ezetimibe and atorvastatin), marketed by Merck & Co., Inc.; and

•        Other lipid-lowering monotherapies, such as Tricor® (fenofibrate) and Niaspan® (niacin extended release), and combination therapies, such as Advicor® (niacin extended release and lovastatin) and Simcor® (niacin and simvastatin), both of which are marketed by AbbVie, Inc.

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

As of September 30, 2013, Esperion’s patent estate, including patents we own or license from third parties, on a worldwide basis, included approximately 16 issued United States patents and 5 pending United States patent applications and 6 issued patents and 25 pending patent applications in other foreign jurisdictions. Of our worldwide patents and pending applications, only a subset relates to our small molecule program which includes our lead product candidate, ETC-1002. ETC-1002 is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to 5 years. U.S. Patent No. 8,497,301 claims a method of treatment using ETC-1002. We also have a pending U.S. patent application claiming methods of treatment using ETC-1002. There are currently three issued patents and four pending applications in countries outside the United States that relate to ETC-1002.

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

We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect ETC-1002 or our other product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings, supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to opposition or comparable proceedings lodged in various national and regional patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re-examination, opposition, post-grant review, inter partes review, supplemental examination or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize ETC-1002.

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

Our drug development programs and commercialization plans for ETC-1002 will require substantial additional cash to fund expenses. We may develop and initially commercialize ETC-1002 in the United States without a partner. However, in order to pursue the broader statin resistant market in the United States, we may also enter into a partnership or co-promotion arrangement with an established pharmaceutical company that has a larger sales force and we may enter into collaborative arrangements to develop and commercialize ETC-1002 outside of the United States. We will face significant competition in seeking appropriate collaborators and these collaboration agreements are complex and time-consuming to negotiate. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development or delay commercialization of ETC-1002 in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the commercialization of ETC-1002 could be delayed or terminated.

We are not currently party to any collaborative arrangements for the commercialization of ETC-1002 or similar arrangements, although we may pursue such arrangements before any commercialization of ETC-1002 outside of the United States or to further commercialize ETC-1002 in the broader statin resistant market in the United States, if approved. If we are successful in entering into collaborative arrangements for the commercialization of ETC-1002 or similar arrangements and any of our collaborative partners does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of ETC-1002 could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of ETC-1002 on our own in such locations.

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

Competition may negatively impact a partner’s focus on and commitment to ETC-1002 and, as a result, could delay or otherwise negatively affect the commercialization of ETC-1002 outside of the United States or in the broader statin resistant market in the United States. If future collaboration partners fail to develop or effectively commercialize ETC-1002 for any of these reasons, our sales of ETC-1002, if approved, may be limited, which would have a material adverse effect on our operating results and financial condition.

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

Complying with public company reporting and other obligations may strain our financial and managerial resources.  Additionally, we are obligated to develop and maintain proper and effective internal control over financial reporting, but we may not complete our analysis of our internal control over financial reporting in a timely manner or these internal controls may not be determined to be effective, either of which may harm investor confidence in us and the value of our common stock.

As a public company, we are required to comply with applicable provisions of the Sarbanes-Oxley Act of 2002, as well as other rules and regulations promulgated by the SEC and the NASDAQ Stock Market LLC, or NASDAQ, which results in significant initial and continuing legal, accounting, administrative and other costs and expenses. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC that generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an “emerging growth company” or, if before such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We are in the early stages of the costly and challenging process of evaluating and testing our internal controls for the purpose of providing the reports required by these rules. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act, as amended. In order to report our results of operations and financial statements on an accurate and timely basis, we depend on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm our business.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We only recently started receiving research coverage by securities and industry analysts. If one or more of the industry analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2013 we granted stock options to certain employees, consultants and directors to purchase an aggregate of 571,000 shares of our common stock at a weighted-average exercise price of $17.13 per share. We deemed these grants of stock options as exempt pursuant to Section 4(2) of the Securities Act or in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Initial Public Offering of Common Stock

On July 1, 2013, we closed the sale of 5,000,000 shares of common stock to the public at an initial public offering price of $14.00 per share.  On July 11, 2013, the underwriters exercised their over-allotment option in full, pursuant to which we sold an additional 750,000 shares of common stock at a price of $14.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-188595), which was filed with the SEC on May 14, 2013 and amended subsequently and declared effective on June 25, 2013, and Form S-1MEF (File No. 333-189590), which was filed with the SEC on June 25, 2013 and declared effective on June 25, 2013. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. The underwriters of the offering were Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the offering and as representatives of the underwriters. JMP Securities LLC and Stifel, Nicolaus & Company, Incorporated acting as co-managers for the offering.

We raised approximately $72.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $5.6 million and other offering expenses of approximately $2.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

ESPERION THERAPEUTICS, INC.

November 6, 2013	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.1	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

10.1	Transitional Services and Letter Agreement by and between Esperion Therapeutics, Inc. and Troy A. Ignelzi, effective August 8, 2013.	10-Q	10.1	8/12/2013	001-35986

10.2	Second Amendment to Lease, dated August 26, 2013, between the Registrant and the Michigan Land Bank Fast Track Authority.	8-K	10.1	8/27/2013	001-35986

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Link Document.

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