Form 10-Q
period 2014-03-31
Esperion Therapeutics, Inc.
filed 2014-05-12
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31st 2014

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

3891 Ranchero Drive, Suite 150

Ann Arbor, MI 48108

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code:

(734) 887-3903

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

As of May 1, 2014, there were 15,394,226 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

(A Development Stage Company)

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at March 31, 2014 and December 31, 2013	3
Condensed Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2014 and 2013 and the period from January 22, 2008 (Inception) to March 31, 2014	4
Condensed Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and the period from January 22, 2008 (Inception) to March 31, 2014	5
Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

Esperion Therapeutics, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,638	$56,537
Short-term investments	8,064	3,525
Prepaid clinical development costs	1,257	196
Other prepaid and current assets	320	362
Total current assets	58,279	60,620

Property and equipment, net	360	81
Intangible assets	56	56
Investments	11,528	17,537
Total assets	$70,223	$78,294

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	2,098	2,232
Accrued clinical development costs	526	884
Other accrued liabilities	564	1,087
Total current liabilities	3,188	4,203

Total liabilities	3,188	4,203
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2014 and December 31, 2013; no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 15,394,226 shares issued and 15,379,311 outstanding at March 31, 2014 and 15,357,413 shares issued and 15,340,710 outstanding at December 31, 2013	15	15
Additional paid-in capital	142,954	142,142
Accumulated other comprehensive income	3	(3)
Deficit accumulated during the development stage	(75,937)	(68,063)
Total stockholders’ equity	67,035	74,091
Total liabilities and stockholders’ equity	$70,223	$78,294

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

(A Development Stage Company)

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Period from January 22, 2008 (Inception)
	2014	2013	to March 31, 2014
Grant income	$—	$—	$244

Operating expenses:
Research and development	5,400	2,093	48,828
General and administrative	2,490	1,251	20,684
Acquired in-process research and development	—	—	86
Total operating expenses	7,890	3,344	69,598
Loss from operations	(7,890)	(3,344)	(69,354)

Interest expense	—	(828)	(4,321)
Change in fair value of warrant liability	—	(42)	(2,554)
Other income (expense), net	16	(25)	292
Net loss	$(7,874)	$(4,239)	$(75,937)
Net loss per common share (basic and diluted)	$(0.51)	$(12.24)
Weighted-average shares outstanding (basic and diluted)	15,369,055	346,478

Other comprehensive income:
Unrealized gain on investments	$3	$—
Total comprehensive loss	$(7,871)	$(4,239)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Period from January 22, 2008 (Inception)
	2014	2013	to March 31, 2014
Operating activities
Net loss	$(7,874)	$(4,239)	$(75,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12	32	1,460
Amortization of debt discount and beneficial conversion	—	459	576
Amortization of debt issuance costs	—	19	34
Amortization of premiums and discounts on investments	53	—	100
Revaluation of warrants	—	42	2,554
Noncash interest expense on convertible notes	—	351	3,726
Write-off of acquired in-process research and development	—	—	86
Stock-based compensation expense	741	55	2,225
Common stock issued in license agreement	—	—	4
Loss related to assets held for sale	6	27	329
(Gain)/Loss on sale of assets	11	(1)	(155)
Changes in assets and liabilities:
Prepaids and other assets	(1,028)	(656)	(1,537)
Accounts payable	(159)	450	2,073
Other accrued liabilities	(866)	834	1,030
Net cash used in operating activities	(9,104)	(2,627)	(63,432)

Investing activities
Purchases of investments	(3,000)	—	(59,246)
Proceeds from sales/maturities of investments	4,426	—	39,446
Cash obtained in stock acquisition	—	—	2,500
Proceeds from sale of assets	—	1	952
Purchase of property and equipment	(273)	—	(572)
Other investing	—	—	51
Net cash (used in) provided by investing activities	1,153	1	(16,869)

Financing activities
Proceeds from initial public offering, net of issuance costs	—	—	72,194
Proceeds from issuance of preferred stock, net of issuance costs	—	—	40,799
Proceeds from exercise of common stock options	52	—	236
Proceeds from warrant issuance	—	—	298
Proceeds from debt issuance with related parties	—	—	15,412
Net cash provided by financing activities	52	—	128,939

Net increase (decrease) in cash and cash equivalents	(7,899)	(2,626)	48,638
Cash and cash equivalents at beginning of period	56,537	6,512	—
Cash and cash equivalents at end of period	$48,638	$3,886	$48,638

Supplemental disclosure of cash flow information:
Conversion of convertible promissory notes, including accrued interest of $923 into Series A preferred stock	$—	$16,623	$16,623
Conversion of convertible long-term Pfizer note, including accrued interest of $274 into Series A-1 preferred stock	—	—	7,803

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
(A Development Stage Company)

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

The Company is a clinical stage biopharmaceutical company focused on developing and commercializing first in class, oral, low density lipoprotein cholesterol (LDL-C) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, the Company’s lead product candidate, is a unique, first in class, orally available, once daily small molecule designed to lower LDL-C levels and avoid the side effects associated with currently available LDL-C lowering therapies. ETC-1002 is being developed primarily for patients intolerant of statins with elevated levels of LDL-C. Phase 2b clinical trials for ETC-1002 are currently underway and build upon a successful and comprehensive Phase 1 and Phase 2 program. The Company owns the exclusive worldwide rights to ETC-1002 and its other product candidates.

HDL Therapeutics, Inc. (HDL) was incorporated in the state of Delaware on January 22, 2008. On April 28, 2008, HDL acquired all of the capital stock of Esperion Therapeutics, Inc. (Esperion), a wholly owned subsidiary of Pfizer Inc. On May 5, 2008, Esperion was merged with and into HDL and the Company assumed the name Esperion Therapeutics, Inc. (the Company). Its facilities are located in Ann Arbor and Plymouth, Michigan.

The Company’s primary activities since incorporation have been recruiting personnel, conducting research and development activities, including nonclinical and clinical testing, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in development stage.

The Company is subject to the risks associated with a development stage entity, which includes the need to research, develop, and clinically test potential therapeutic products; obtain regulatory approvals for its products and commercialize them, if approved; expand its management and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2013 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

Reverse Stock Split

On June 11, 2013, in connection with its initial public offering (the IPO), the Company effectuated a 1-for-6.986 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors on June 5, 2013. The reverse stock split resulted in an adjustment to the Series A preferred stock and Series A-1 preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying financial statements and notes to the financial statements give effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.001 per share. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from “common stock” to “Additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Initial Public Offering

On July 1, 2013, the Company completed its IPO whereby the Company sold 5,000,000 shares of common stock at a price of $14.00 per share. The shares began trading on the Nasdaq Global Market on June 26, 2013. On July 11, 2013, the underwriters exercised their over-allotment option in full and purchased an additional 750,000 shares of common stock at a price of $14.00 per share. The Company received approximately $72.2 million in net proceeds from the IPO, including proceeds from the exercise of the underwriters’ over-allotment option, net of underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of preferred stock converted into 9,210,999 shares of common stock; and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 277,690 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $2.9 million to additional paid-in capital (See Note 4).

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

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

3. Debt

Convertible Notes

In January 2012, the Company issued $6.0 million of 10% convertible promissory notes to certain existing investors for cash. In September and November 2012, the Company issued the aggregate of $9.7 million of 10% convertible promissory notes that mature on September 4, 2013 for cash to certain existing investors. In connection with the September convertible note financing, the Company and the holders of the January 2012 convertible promissory notes agreed to extend the maturity date of the January 2012 notes to September 4, 2013. In February 2013, these convertible promissory notes, with an outstanding principal of $15.7 million and accrued interest of $0.9 million, were amended and then converted into 16,623,092 shares of Series A preferred stock, in accordance with their terms and at their conversion price of $1.00 per share, and following such conversion, the notes were cancelled.

The holders of the September convertible promissory notes received the benefit of a deemed conversion price of the September convertible promissory notes that were below the estimated fair value of the Series A convertible preferred stock at the time of their issuance. The fair value of this beneficial conversion feature was estimated to be $0.3 million. The fair value of this beneficial conversion feature was recorded to debt discount and amortized to interest expense using the effective interest method over the term of the convertible promissory notes. As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock in February 2013, the Company recorded an accretion of the beneficial conversion feature of $0, $0.2 million and $0.3 million as interest expense during the three months ended March 31, 2014 and 2013, and the period from inception through March 31, 2014, respectively.

In connection with the issuance of the September and the November 2012 convertible promissory notes, the Company issued warrants to purchase shares of Series A preferred stock for an aggregate price of $9,700. The estimated fair value of the warrants at issuance was $0.3 million. The proceeds from the sale of the preferred stock and warrants were allocated with $9.4 million to the convertible promissory notes and $0.3 million to warrants. This resulted in a discount on the convertible promissory notes which was amortized into interest expense, using the effective interest method, over the life of the convertible promissory notes (see Note 4). As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock in February 2013, the Company recorded $0, $0.2 million and $0.3 million of interest expense for the accretion of this discount during the three months ended March 31, 2014 and 2013, and the period from inception through March 31, 2014, respectively.

In April 2008, the Company acquired all of the capital stock of Esperion from Pfizer in exchange for a non-subordinated convertible note in the original principal amount of $5.0 million. This convertible promissory note had a maturity date of April 28, 2018. The note bore interest at 8.931% annually, payable semiannually on June 30 and December 31 by adding such unpaid interest to the principal of the note, which would thereafter accrue interest.

In May 2013 the Company entered into a stock purchase agreement with Pfizer Inc. and sold 6,750,000 shares of Series A-1 preferred stock at a price of $1.1560 per share, which was the fair value at the transaction date. The purchase price was paid through the cancellation of all outstanding indebtedness, including accrued interest, under the Pfizer convertible promissory note, which had an outstanding balance, including accrued interest, of $7.8 million as of May 29, 2013. The Series A-1 preferred stock issued in connection with this transaction was subsequently converted into 966,218 shares of common stock upon completion of the IPO on July 1, 2013.

4. Warrants

In connection with its various financing transactions, the Company issued warrants to purchase shares of preferred stock which had provisions where the underlying issuance was contingently redeemable based on events outside the Company’s control and were recorded as a liability in accordance with ASC 480-10. The warrants were classified as liabilities and were recorded on the Company’s balance sheet at fair value on the date of issuance and marked- to-market on each subsequent reporting period, with the fair value changes recognized in the statement of operations. Subsequent to the pricing of the IPO, the Company estimated the fair values of the warrants at each reporting period using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrants. The risk free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to their remaining contractual term. Prior to the pricing of the IPO, a Monte Carlo valuation model was utilized to estimate the fair value of the warrants based on the probability and timing of future financings.

The assumptions used in calculating the estimated fair market value at each reporting period prior to the closing of the Company’s IPO represent the Company’s best estimate, however, do involve inherent uncertainties. The estimated fair value of the warrants was determined using the Monte Carlo valuation model which totaled $0.3 million and was comprised of $0.1 million and $0.2 million as of and for the September and November 2012 financing, respectively, and was recorded as a discount on the related convertible promissory notes and amortized as interest expense over the term of the convertible promissory notes. Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Monte Carlo model was used prior to the closing of the Company’s IPO to appropriately value the potential future exercise price based on various exit scenarios. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings.

Upon the closing of the Company’s IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share, were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. The 277,690 warrants outstanding as of March 31, 2014 expire in February 2018.  During the three months ended March 31, 2014 and 2013, and the period from inception through March 31, 2014, the Company recognized a loss of $0, $42,000 and $2.6 million, respectively, relating to the change in the fair value of the warrant liability.

5. Commitments and contingencies

In August 2013, the Company entered into the second amendment to the operating lease agreement for its current office and laboratory facility in Plymouth, MI which extended the expiration date of the initial term from October 2013 to April 2014. The Company’s facility lease provides for a fixed monthly rent for the term of the lease and also provides for certain rent adjustments to be paid as determined by the landlord.  The operating lease agreement was subsequently amended in May 2014 (See Note 12).

In February 2014, the Company entered into an operating lease agreement for its principal executive offices located in Ann Arbor, Michigan commencing in April 2014 with a term of 63 months.  The Company’s lease provides for fixed monthly rent for the term of the lease, with monthly rent increasing every 12 months subsequent to the first three months of the lease, and also provides for certain rent adjustments to be paid as determined by the landlord.

The following table summarizes the Company’s future minimum payments as of March 31, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$535	$93	$197	$209	$36
Total	$535	$93	$197	$209	$36

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$357	$—	$—	$357
Short-term investments:
U.S. treasury notes	5,617	2	—	5,619
U.S. government agency securities	2,446	—	(1)	2,445
Long-term investments:
Certificates of deposit	237	—	—	237
U.S. treasury notes	5,526	7	—	5,533
U.S. government agency securities	5,763	—	(5)	5,758
Total	$19,946	$9	$(6)	$19,949

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$5,356	$—	$—	$5,356
Short-term investments:
U.S. treasury notes	2,071	—	—	2,071
U.S. government agency securities	1,454	—	—	1,454
Long-term investments:
Certificates of deposit	238	—	—	238
U.S. treasury notes	9,116	3	(2)	9,117
U.S. government agency securities	8,187	1	(5)	8,183
Total	$26,422	$4	$(7)	$26,419

At March 31, 2014 and December 31, 2013, remaining contractual maturities of available for sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available for sale investments classified as long term were less than two years.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income to other income (expense) in the Statement of Operations during the three months ended March 31, 2014.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2014
Assets:
Money market funds	$357	$357	$—	$—
Available for sale securities:
Certificates of deposit	237	237	—	—
U.S. treasury notes	11,152	11,152	—	—
U.S. government agency securities	8,203	—	8,203	—
Total assets at fair value	$19,949	$11,746	$8,203	$—
December 31, 2013
Assets:
Money market funds	$5,356	$5,356	$—	$—
Available for sale securities:
Certificates of deposit	238	238	—	—
U.S. treasury notes	11,188	11,188	—	—
U.S. government agency securities	9,637	—	9,637	—
Total assets at fair value	$26,419	$16,782	$9,637	$—

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2014.

Fair Value Measurements on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also measures assets held for sale at the lower of its carrying amount or fair value on a nonrecurring basis. During the three months ended March 31, 2014 and 2013, and the period from inception through March 31, 2014, the Company recognized impairment expense of $0, $27,000, and $0.2 million, respectively, related to the assets held for sale. The fair value of assets held for sale was estimated using a market approach, considering the estimated fair value for other comparable equipment which are Level 3 inputs.

8. Convertible Preferred Stock and Stockholders’ Equity

On April 19, 2013, the Company issued and sold an aggregate of 17,000,000 shares of Series A preferred stock at a price of $1.00 per share for proceeds of $16.9 million, which is net of issuance costs of $0.1 million, to funds affiliated with Longitude Capital and certain existing investors. Each share of Series A preferred stock issued in the financing was convertible into 0.143 shares of common stock as of June 30, 2013.  Upon the closing of the financing, Patrick Enright of Longitude Capital became a member of the board of directors.

On May 29, 2013, the Company entered into a stock purchase agreement with Pfizer Inc. and issued and sold 6,750,000 shares of Series A-1 preferred stock at a price of $1.1560 per share. The purchase price was paid through the cancellation of all outstanding indebtedness, including accrued interest, under the Pfizer convertible promissory note, which had an aggregate balance, including accrued interest, of $7.8 million as of May 29, 2013. Each share of Series A-1 preferred stock issued in the agreement was convertible into 0.143 shares of common stock upon the closing of the Company’s IPO.

Upon the closing of the Company’s IPO on July 1, 2013, all of the outstanding shares of convertible preferred stock were converted into 9,210,999 shares of common stock. As of March 31, 2014, the Company did not have any convertible preferred stock issued or outstanding.

9. Stock Compensation

2013 Stock Option and Incentive Plan

On June 7, 2013, the Company’s stockholders approved the 2013 Stock Option and Incentive Plan (the 2013 Plan), which became effective on June 25, 2013. The number of shares of stock reserved and available for issuance under the 2013 Plan is the sum of  (i) 1,100,000, plus (ii) 54,129 shares originally reserved under the Company’s 2008 Incentive Stock Option and Restricted Stock Plan (the 2008 Plan) that became available for issuance under the 2013 Plan upon completion of the Company’s initial public offering, plus (iii) the shares underlying any awards granted under the 2008 Plan that are forfeited, canceled, held back upon the exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than be exercise).  Additionally, on January 1, 2014 and each January 1 thereafter, the number of shares reserved and available for issuance under the 2013 Plan shall be cumulatively increased by two and a half percent of the number of shares issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the plan administrator. On January 1, 2014, the number of shares of stock reserved and available for issuance under the 2013 Plan increased by 383,935 shares.

Under the 2013 Plan the vesting of options granted or restricted awards given will be determined individually with each option grant. Stock options have a 10 year life and expire if not exercised within that period, or if not exercised within 90 days of cessation of employment with the Company.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2014:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2013	1,401,101	$9.59	8.95	$7,755
Granted	67,000	$15.34
Forfeited or expired	(2,871)	$1.54
Exercised	(36,813)	$1.42
Outstanding at March 31, 2014	1,428,417	$10.09	8.95	$8,348

The following table summarizes information about the Company’s stock option plan as of March 31, 2014:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at March 31, 2014	1,367,576	$10.00	8.93	$8,107
Exercisable at March 31, 2014	615,061	$3.79	8.41	$7,075

As of March 31, 2014, there was approximately $7.6 million of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.16 years.

10. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2014 and 2013 because the Company has incurred operating losses since inception. At March 31, 2014, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

11. Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, warrants for common stock, stock options and unvested restricted stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Interest expense for convertible debt that is dilutive is added back to net income in the calculation of diluted net loss per share.

The shares outstanding at the end of the respective periods presented below, after giving effect for the 1-for-6.986 reverse stock split, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31, 2014	December 31, 2013

Warrants for common stock	277,690	277,690
Common shares under option	1,428,417	1,401,101
Unvested restricted stock	14,915	16,703
Total potential dilutive shares	1,721,022	1,695,494

12. Subsequent Events

In May 2014, the Company entered into the third amendment to the operating lease agreement for its laboratory facility in Plymouth, Michigan.  The amendment provides in part that (i) the expiration date of the term of the lease is extended from April 2014 to April 2017, (ii) the rentable laboratory space is adjusted to 3,045 square feet, (iii) the Company’s proportionate share of the landlord’s expenses and taxes is adjusted to 7.40% (iv) the Company may exercise its option to renew the lease for one term of three years through written notice to the landlord by February 2017 and (v) the annual base rent under the lease is decreased to approximately $37,000, subject to increase and adjustments provided in the lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K dated December 31, 2013.

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

Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other similar terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and that could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those referred to or discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements in this report represent our views as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Corporate Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing first in class, oral, low density lipoprotein cholesterol (LDL-C) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, our lead product candidate, is a unique, first in class, orally available, once-daily small molecule designed to lower LDL-C levels and avoid the side effects associated with currently available LDL-C lowering therapies. ETC-1002 is being developed primarily for patients intolerant of statins with elevated levels of LDL-C. Phase 2b clinical trials for ETC-1002 are currently underway and build upon a successful and comprehensive Phase 1 and Phase 2 program. We hold the exclusive worldwide rights to ETC-1002 and our other product candidates.

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

We are a development stage company and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and, from inception to March 31, 2014, our losses from operations have been $69.4 million. Our net losses were $7.9 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations and the mark-to-market of our liability classified warrants. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

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

Product Overview

ETC-1002, our lead product candidate, is a novel, first in class, orally available, once-daily small molecule therapy designed to target known lipid and carbohydrate metabolic pathways to lower levels of LDL-C and to avoid side effects associated with currently available LDL-C lowering therapies. We acquired the rights to ETC-1002 from Pfizer in 2008. We own the exclusive worldwide rights to ETC-1002 and we are not obligated to make any royalty or milestone payments to Pfizer.

In 2012, we incurred $5.8 million in expenses related to our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and Type 2 diabetes (ETC 1002-005) which reported top-line results in January 2013, our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and a history of statin intolerance (ETC 1002-006) which reported top-line results in June 2013, and our phase 2a clinical study in patients with hypercholesterolemia already taking atorvastatin 10 mg (ETC 1002-007) which reported top-line results in September 2013.

In 2013, we incurred $13.7 million in expenses related to our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and Type 2 diabetes (ETC-1002-005), our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and a history of statin intolerance (ETC-1002-006), our Phase 2a clinical study in patients with hypercholesterolemia already taking atorvastatin 10 mg (ETC-1002-007) and our Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance (ETC-1002-008).

During the three months ended March 31, 2014, we incurred $3.2 million in expenses related to our Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance (ETC-1002-008) and our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009).

We also have two other product candidates in preclinical development. We licensed one of these product candidates from the Cleveland Clinic Foundation, or CCF, and are obligated to make certain royalty and milestone payments (consisting of cash and common stock) to CCF, including a minimum annual cash payment of $50,000 during years when a milestone payment is not met. No milestone or royalty payments will be due to any third-party in connection with the development and commercialization of our other preclinical product candidate, ESP41091.

Program Developments

ETC-1002-008 — Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance

The ETC-1002-008 Phase 2b clinical trial randomized approximately 350 patients across the U.S. and is designed to evaluate parallel doses of 120 mg or 180 mg of ETC-1002 as monotherapy or in combination with ezetimibe.  The primary objective of this study is to assess the LDL-C lowering efficacy of ETC-1002 monotherapy versus ezetimibe monotherapy in patients with hypercholesterolemia with or without statin intolerance treated for 12 weeks.  Secondary objectives include assessing the dose response of ETC-1002, assessing the effect of ETC-1002 on additional lipid and cardiometabolic biomarkers including hsCRP (high sensitivity C-reactive protein), characterizing the tolerability and safety of ETC-1002 and assessing the safety and efficacy of ETC-1002 in combination with ezetimibe.  We initiated ETC-1002-008 in October 2013 and expect top-line results from this study in the fourth quarter of 2014.

ETC-1002-009 — Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy

The ETC-1002-009 Phase 2b clinical trial is a randomized, double-blind, placebo-controlled study that is designed to evaluate parallel doses of 120 mg or 180 mg of ETC-1002 versus placebo for 12 weeks in approximately 132 patients with hypercholesterolemia who are already receiving statin therapy.  The primary objective of the study is to assess the LDL-cholesterol lowering efficacy of ETC-1002 in patients with hypercholesterolemia already receiving statin therapy.  Secondary objectives include assessing the dose response of ETC-1002, assessing the effect of ETC-1002 on additional lipid and cardiometabolic risk markers including hsCRP and characterizing the tolerability and safety of ETC-1002.  We initiated ETC-1002-009 in March 2014 and expect top-line results from this study in the fourth quarter of 2014.

ETC-1002 Nonclinical Studies

In May 2014, we received draft reports for the long term, chronic safety studies in monkeys (12 months) and rats (6 months).  There were no unexpected findings in either study and it appears ETC-1002 was well-tolerated over the treatment period at all doses tested. The final reports from these studies will be filed with the FDA in the second quarter of 2014.  Additionally, the two-year carcinogenicity studies in mice and rats were completed in May 2014 and final results and reports will be available in the fourth quarter of 2014 and subsequently filed with the FDA.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical and clinical studies. Our research and development expenses consist primarily of costs incurred in connection with the development of ETC-1002, which include:

•        expenses incurred under agreements with consultants, contract research organizations, or CROs, and investigative sites that conduct our preclinical and clinical studies;

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

Our significant accounting policies are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2013, including in Note 2 to our audited financial statements for the year then ended.  There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$5,400	$2,093	$3,307
General and administrative	2,490	1,251	1,239
Loss from operations	(7,890)	(3,344)	(4,546)
Interest expense	—	(828)	828
Change in fair value of warrant liability	—	(42)	42
Other income (expense), net	16	(25)	41
Net loss	$(7,874)	$(4,239)	$(3,635)

Research and development expenses

Research and development expenses for the three months ended March 31, 2014 were $5.4 million, compared to $2.1 million for the three months ended March 31, 2013, an increase of $3.3 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002 in our Phase 2 clinical program.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2014 were $2.5 million, compared to $1.3 million for the three months ended March 31, 2013, an increase of $1.2 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred no non-cash interest expense for the three months ended March 31, 2014 compared to $0.8 million for the three months ended March 31, 2013. The decrease in interest expense was primarily related the conversion of our convertible promissory notes issued in January, September and November 2012, into an aggregate of 16,623,092 shares of Series A preferred stock in February 2013 as well as the elimination of accrued interest on the 8.931% convertible promissory note issued to Pfizer, which converted into 6,750,000 shares of Series A 1 preferred stock in May 2013.

Change in fair value of warrant liability

The outstanding warrants to purchase 277,690 shares of our common stock required liability classification and mark-to-market accounting at each reporting period in accordance with ASC 480-10 prior to the completion of our IPO. The fair values of the warrants were determined using the Monte Carlo simulation valuation model and resulted in the recognition of a loss of approximately $42,000 related to the change in fair values for the three months ended March 31, 2013.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2014 was income of approximately $16,000 compared to expense of approximately $25,000 for the three months ended March 31, 2013, a $41,000 increase in income. This increase was primarily related to an increase in interest income earned on our cash and cash equivalents and a decrease in impairment charges on our assets held for sale.

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

As of March 31, 2014, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $48.6 million and $19.6 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash (used in) operating activities	$(9,104)	$(2,627)
Cash provided by investing activities	1,153	1
Cash provided by financing activities	52	—
Net increase (decrease) in cash and cash equivalents	$(7,899)	$(2,626)

Operating Activities

We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of ETC-1002.

Net cash used in operating activities totaled $9.1 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively. The primary use of our cash was to fund the development of ETC-1002, adjusted for non-cash expenses, such as depreciation and amortization, stock-based compensation expense and changes in working capital.

Investing Activities

Net cash provided by investing activities of $1.2 million for the three months ended March 31, 2014 consisted primarily of proceeds from the sales of highly liquid, interest bearing investment-grade and government securities, partially offset by purchases of such securities and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $52,000 for the three months ended March 31, 2014 related primarily exercise of stock options.

Plan of Operations and Funding Requirements

ETC-1002 is currently in Phase 2b clinical development, and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our existing cash and cash equivalents and available-for-sale investments will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2015 and that we will likely need to raise additional capital thereafter to continue to fund the further development of ETC-1002 and our operations. We expect to announce top-line results from our Phase 2b ETC-1002-008 and Phase 2b ETC-1002-009 clinical studies by the end of 2014 and to have an end-of-Phase 2 meeting with the FDA in the first quarter of 2015. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of ETC-1002, and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of ETC-1002, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of ETC-1002. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commitments

We were originally party to a single lease that covered both office and laboratory space in Plymouth, Michigan. The Plymouth lease, as amended over time, was scheduled to expire in April 2014. In February 2014, we signed a new lease to move our principal executive offices to Ann Arbor, Michigan, while still maintaining our laboratory space in Plymouth. The Ann Arbor lease has a term of 63 months and provides for fixed monthly rent of approximately $7,900, with monthly rent increasing every 12 months, and also provides for certain rent adjustments to be paid as determined by the landlord. In May 2014, we amended the Plymouth lease to (i) extend the expiration date from April 2014 to April 2017, (ii) adjust the rentable space to 3,045 square feet, (iii) adjust our proportionate share of the landlord’s expenses and taxes to 7.40%, (iv) extend our option to renew for one term of three years through written notice to the landlord by February 2017 and (v) decrease the annual base rent to approximately $37,000, subject to certain increase and adjustments.

The following table summarizes our future minimum lease obligations as of March 31, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$535	$93	$197	$209	$36
Total	$535	$93	$197	$209	$36

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $48.6 million and $19.6 million at March 31, 2014 and $56.5 million and $21.1 million at December 31, 2013, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2014.

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

As of March 31, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes from the factors disclosed in our 2013 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On July 1, 2013, we closed the sale of 5,000,000 shares of common stock to the public at an initial public offering price of $14.00 per share.  On July 11, 2013, the underwriters exercised their over-allotment option in full, pursuant to which we sold an additional 750,000 shares of common stock at a price of $14.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-188595), which was filed with the SEC on May 14, 2013 and amended subsequently and declared effective on June 25, 2013, and Form S-1MEF (File No. 333-189590), which was filed with the SEC on June 25, 2013 and declared effective on June 25, 2013. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. The underwriters of the offering were Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., acting as joint book-running managers for the offering and as representatives of the underwriters. JMP Securities LLC and Stifel, Nicolaus & Company, Incorporated acting as co-managers for the offering.

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

As of March 31, 2014, we have used approximately $4.0 million of the net offering proceeds primarily to fund the Phase 2b clinical program of ETC-1002. We invested a significant portion of the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 26, 2013 pursuant to Rule 424(b) under the Securities Act, we expect to use the remaining net proceeds from our IPO to continue to fund the clinical development of ETC-1002 through the completion of our ongoing Phase 2b clinical studies and end of Phase 2 meeting with the FDA, as well as for working capital and general corporate purposes, including funding the costs of operating as a public company. We currently expect to have our end of Phase 2 meeting with the FDA during the first half of 2015.

Item 5. Other Information

On May 7, 2014, we entered into a Third Amendment to Lease, or the Amendment, with the Michigan Land Bank Fast Track Authority, the Landlord, amending the terms of the Lease dated October 2, 2008, as amended by the First Amendment to Lease dated November 15, 2011, the letter agreement dated March 29, 2013 and the Second Amendment to the Lease dated August 26, 2013, each by and between us and the Landlord.  The lease covers our laboratory space located at 46701 Commerce Center Drive, Plymouth, Michigan 48170.  The Amendment provides in part that (i) the expiration date of the initial term of the lease is extended from April 30, 2014 to April 30, 2017, (ii) the rentable laboratory space is adjusted to 3,045 square feet, (iii) our proportionate share of the Landlord’s expenses and taxes is adjusted to 7.40%, (iv) we may exercise our option to renew the Lease for one term of three years through written notice to the Landlord by February 1, 2017, and (v) the annual base rent under the Lease has been decreased to $36,966, subject to increase and adjustments as provided in the Lease.

Item 6.         Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

May 12, 2014	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.1	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

10.1	Valley Ranch Business Park Lease by and between the Registrant and McMullen SPE, LLC, dated February 4, 2014	8-K	10.1	2/7/2014	001-35986

10.2	Transitional Services and Letter Agreement by and between Esperion Therapeutics, Inc. and Noah L. Rosenberg, dated February 26, 2014.	8-K	10.1	2/28/2014	001-35986

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Link Document.

*                 Filed herewith.

+                 The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

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