Form 10-Q
period 2014-06-30
Esperion Therapeutics, Inc.
filed 2014-08-12
CIK 1434868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 15,445,003 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at June 30, 2014 and December 31, 2013	3
Condensed Statements of Operations and Comprehensive Loss for the three month periods ended June 30, 2014 and 2013 and six month periods ended June 30, 2014 and 2013	4
Condensed Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013	5
Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

Signatures	25

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,944	$56,537
Short-term investments	11,780	3,525
Prepaid clinical development costs	1,330	196
Other prepaid and current assets	265	362
Total current assets	61,319	60,620

Property and equipment, net	851	81
Intangible assets	56	56
Long-term investments	7,061	17,537
Total assets	$69,287	$78,294

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,211	$2,232
Accrued clinical development costs	360	884
Other accrued liabilities	885	1,087
Total current liabilities	5,456	4,203

Long-term debt, net of discount	4,922	—
Total liabilities	$10,378	$4,203

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2014 and December 31, 2013; no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 15,445,003 shares issued and 15,431,876 outstanding at June 30, 2014 and 15,357,413 shares issued and 15,340,710 outstanding at December 31, 2013	15	15
Additional paid-in capital	144,064	142,142
Accumulated other comprehensive income (loss)	5	(3)
Accumulated deficit	(85,175)	(68,063)
Total stockholders’ equity	58,909	74,091
Total liabilities and stockholders’ equity	$69,287	$78,294

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$6,528	$3,100	$11,928	$5,193
General and administrative	2,726	1,172	5,216	2,423
Total operating expenses	9,254	4,272	17,144	7,616
Loss from operations	(9,254)	(4,272)	(17,144)	(7,616)

Interest expense	(1)	(108)	(1)	(936)
Change in fair value of warrant liability	—	(2,545)	—	(2,587)
Other income (expense), net	17	4	33	(21)
Net loss	$(9,238)	$(6,921)	$(17,112)	$(11,160)
Net loss per common share (basic and diluted)	$(0.60)	$(19.82)	$(1.11)	$(32.09)
Weighted-average shares outstanding (basic and diluted)	15,399,018	349,170	15,385,009	347,831

Other comprehensive loss:
Unrealized loss on investments	$(8)	$—	$(5)	$—
Total comprehensive loss	$(9,246)	$(6,921)	$(17,117)	$(11,160)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(17,112)	$(11,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	53	49
Amortization of debt discount and beneficial conversion feature	—	459
Amortization of debt issuance costs	—	18
Amortization of premiums and discounts on investments	106	—
Revaluation of warrants	—	2,587
Noncash interest expense on convertible notes	—	459
Stock-based compensation expense	1,676	153
Loss related to assets held for sale	29	29
(Gain)/Loss on sale of assets	1	(5)
Changes in assets and liabilities:
Prepaids and other assets	(992)	214
Accounts payable	1,789	288
Other accrued liabilities	(732)	1,103
Net cash used in operating activities	(15,182)	(5,806)

Investing activities
Purchases of investments	(4,800)	—
Proceeds from sales/maturities of investments	6,926	—
Proceeds from sale of assets	12	56
Purchase of property and equipment	(638)	(18)
Net cash provided by investing activities	1,500	38

Financing activities
Payments for offering costs in connection with initial public offering	—	(1,067)
Proceeds from issuance of preferred stock, net of issuance costs	—	16,827
Proceeds from exercise of common stock options	142	123
Proceeds from warrant issuance	78	—
Proceeds from debt issuance, net of issuance costs	4,869	—
Net cash provided by financing activities	5,089	15,883

Net increase (decrease) in cash and cash equivalents	(8,593)	10,115
Cash and cash equivalents at beginning of period	56,537	6,512
Cash and cash equivalents at end of period	$47,944	$16,627

Supplemental disclosure of cash flow information:
Conversion of convertible promissory notes, including accrued interest of $923 into Series A preferred stock	$—	$16,623
Conversion of convertible long-term Pfizer note, including accrued interest of $274 into Series A-1 preferred stock	$—	$7,803
Deferred offering costs not yet paid	$—	$1,383

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

The Company is a clinical stage biopharmaceutical company whose planned principal operations are focused on developing and commercializing first in class, oral, low density lipoprotein cholesterol (LDL-cholesterol) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, the Company’s lead product candidate, is a unique, first in class, orally available, once daily small molecule designed to lower LDL-cholesterol levels and avoid the side effects associated with currently available LDL-cholesterol lowering therapies. ETC-1002 is being developed primarily for patients with hypercholesterolemia and a history of statin intolerance. Phase 2b clinical trials for ETC-1002 are currently underway and build upon the successful and comprehensive Phase 1 and Phase 2a programs. The Company owns the exclusive worldwide rights to ETC-1002 and its other product candidates.  Its facilities are located in Ann Arbor and Plymouth, Michigan.

The Company’s primary activities since incorporation have been conducting research and development activities, including nonclinical and clinical testing, performing business and financial planning, recruiting personnel, and raising capital. Accordingly, the Company has not commenced principal operations and is subject to risks and uncertainties which include the need to research, develop, and clinically test potential therapeutic products; obtain regulatory approvals for its products and commercialize them, if approved; expand its management and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-10 which improves financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities without reducing the relevance of information provided to users of financial statements. Under the amended guidance, issuers are no longer required to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the amendment which resulted in a reduction in disclosures previously relating to a development stage entity.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

3. Debt

Credit Facility

In June 2014, the Company entered into a loan and security agreement (the “Credit Facility”) with Oxford Finance LLC which provides for initial borrowings of $5.0 million under term loans (“Term A Loan”) and additional borrowings of $15.0 million (“Term B Loan”) at the Company’s option, for a maximum of $20.0 million. On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan. The remaining $15.0 million available under Term B Loan becomes available to be drawn down, at the Company’s sole discretion, until March 31, 2015, upon achieving positive development results in either of the Company’s ongoing Phase 2b clinical studies (a “Milestone Event”). All secured promissory notes issued under the Credit Facility are due on July 1, 2018 and are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

The Company is obligated to make monthly, interest-only payments on Term A Loan until July 1, 2015 and, thereafter, to pay 36 months consecutive, equal monthly installments of principal and interest from August 1, 2015 through July 1, 2018. Upon a Milestone Event, and the subsequent borrowing under the Term B Loan, the term of monthly, interest-only payments will be extended until January 1, 2016. Term A Loan bears interest at an annual rate of 6.40%. In the event the Company enters into Term B Loan, the interest rate will be the greater of (i) 6.40% or (ii) three month LIBOR rate three business days prior to the funding of the new term loan plus an additional 6.17%. In addition, a final payment equal to 8.0% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date or prepayment of the term loans. The Company is recognizing the final payment as interest expense using the effective interest method over the life of the Credit Facility.

There are no financial covenants associated to the Credit Facility.  However, there are negative covenants that limit or restrict the Company’s activities, which include limitations on incurring indebtedness, granting liens, mergers or acquisitions, dispositions of assets, making certain investments, entering into certain transactions with affiliates, paying dividends or distributions, encumbering or pledging interest in its intellectual property and certain other business transactions. Additionally, the Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the

Company and the collateral securing the loans under the Credit Facility, which includes cash. These events of default include, among other things, non-payment of any amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, inaccuracy of representations and warranties, cross default to material indebtedness and a material judgment against the Company. Upon the occurrence of an event of default, all obligations under the Credit Facility shall accrue interest at a rate equal to the fixed annual rate plus five percentage points.

In connection with the borrowing of Term A Loan, the Company issued a warrant (the “Warrant”) to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The Warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of Term A Loan. In addition, deferred financing costs of $0.1 million included in other prepaid and current assets on the consolidated balance sheet as of June 30, 2014 are amortized to interest expense using the effective-interest method over the same term. As of June 30, 2014, the remaining unamortized discount and debt issuance costs associated with the debt were $0.1 million and $0.1 million, respectively.

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2014	$—
2015	638
2016	1,604
2017	1,709
2018	1,049
Total	$5,000

During the six months ended June 30, 2014, the Company recognized $1,000 of interest expense related to the Credit Facility.

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

The holders of the September convertible promissory notes received the benefit of a deemed conversion price of the September convertible promissory notes that were below the estimated fair value of the Series A convertible preferred stock at the time of their issuance. The fair value of this beneficial conversion feature was estimated to be $0.3 million. The fair value of this beneficial conversion feature was recorded to debt discount and amortized to interest expense using the effective interest method over the term of the convertible promissory notes. As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock in February 2013, the Company recorded an accretion of the beneficial conversion feature of $0 and $0.2 million as interest expense during the six months ended June 30, 2014 and 2013, respectively.

In connection with the issuance of the September and the November 2012 convertible promissory notes, the Company issued warrants to purchase shares of Series A preferred stock for an aggregate price of $9,700. The estimated fair value of the warrants at issuance was $0.3 million. The proceeds from the sale of the preferred stock and warrants were allocated with $9.4 million to the convertible promissory notes and $0.3 million to warrants. This resulted in a discount on the convertible promissory notes which was amortized into interest expense, using the effective interest method, over the life of the convertible promissory notes (see Note 4). As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock in February 2013, the Company recorded $0 and $0.2 million of interest expense for the accretion of this discount during the six months ended June 30, 2014 and 2013, respectively.

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

4. Warrants

In connection with the Credit Facility entered into in June 2014, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19. The Warrant will terminate on the earlier of June 30, 2019 and the closing of a merger or consolidation transaction in which the Company is not the surviving entity. The warrants were recorded at fair value of $0.1 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the debt proceeds. The Company estimated the fair value of the warrants using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to their remaining contractual term.

In connection with its various convertible note financing transactions, the Company issued warrants to purchase shares of preferred stock which had provisions where the underlying issuance was contingently redeemable based on events outside the Company’s control and were recorded as a liability in accordance with ASC 480-10. The warrants were classified as liabilities and were recorded on the Company’s balance sheet at fair value on the date of issuance and marked- to-market on each subsequent reporting period, with the fair value changes recognized in the statement of operations. Subsequent to the pricing of the IPO, the Company estimated the fair values of the warrants at each reporting period using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to their remaining contractual term. Prior to the pricing of the IPO, a Monte Carlo valuation model was utilized to estimate the fair value of the warrants based on the probability and timing of future financings.

The assumptions used in calculating the estimated fair market value at each reporting period prior to the closing of the Company’s IPO represented the Company’s best estimate, however, do involve inherent uncertainties. The estimated fair value of the warrants was determined using the Monte Carlo valuation model which totaled $0.3 million and was comprised of $0.1 million and $0.2 million as of and for the September and November 2012 financing, respectively, and was recorded as a discount on the related convertible promissory notes and amortized as interest expense over the term of the convertible promissory notes. Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Monte Carlo model was used prior to the closing of the Company’s IPO to appropriately value the potential future exercise price based on various exit scenarios. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings.

Upon the closing of the Company’s IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share, were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. The 277,690 warrants outstanding as of June 30, 2014 expire in February 2018.  During the three and six months ended June 30, 2014 and 2013, the Company recognized a loss of $0, $0, $2.5 million and $2.6 million, respectively, relating to the change in the fair value of the warrant liability.

As of June 30, 2014, the Company had warrants outstanding that were exercisable for a total of 285,920 shares of common stock at a weighted-average exercise price of $7.23 per share.

5. Commitments and contingencies

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

In May 2014, the Company entered into the third amendment to the operating lease agreement for its laboratory facility in Plymouth, Michigan.  The amendment provides in part that (i) the expiration date of the term of the lease is extended from April 2014 to April 2017, (ii) the rentable laboratory space is adjusted to 3,045 square feet, (iii) the Company’s proportionate share of the landlord’s expenses and taxes is adjusted to 7.40%, (iv) the Company may exercise its option to renew the lease for one term of three years through written notice to the landlord by February 2017 and (v) the annual base rent under the lease is decreased to $37,000, subject to increase and adjustments provided in the lease.

The following table summarizes the Company’s future minimum lease payments as of June 30, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$615	$128	$267	$211	$9
Total	$615	$128	$267	$211	$9

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$357	$—	$—	$357
Short-term investments:
Certificates of deposit	237	—	—	237
U.S. treasury notes	9,101	5	—	9,106
U.S. government agency securities	2,437	—	—	2,437
Long-term investments:
U.S. treasury notes	1,998	4	—	2,002
U.S. government agency securities	5,063	—	(4)	5,059
Total	$19,193	$9	$(4)	$19,198

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$5,356	$—	$—	$5,356
Short-term investments:
U.S. treasury notes	2,071	—	—	2,071
U.S. government agency securities	1,454	—	—	1,454
Long-term investments:
Certificates of deposit	238	—	—	238
U.S. treasury notes	9,116	3	(2)	9,117
U.S. government agency securities	8,187	1	(5)	8,183
Total	$26,422	$4	$(7)	$26,419

At June 30, 2014 and December 31, 2013, remaining contractual maturities of available for sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available for sale investments classified as long term were less than two years.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income (expense) in the Statement of Operations during the six months ended June 30, 2014 and 2013.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2014
Assets:
Money market funds	$357	$357	$—	$—
Available for sale securities:
Certificates of deposit	237	237	—	—
U.S. treasury notes	11,108	11,108	—	—
U.S. government agency securities	7,496	—	7,496	—
Total assets at fair value	$19,198	$11,702	$7,496	$—
December 31, 2013
Assets:
Money market funds	$5,356	$5,356	$—	$—
Available for sale securities:
Certificates of deposit	238	238	—	—
U.S. treasury notes	11,188	11,188	—	—
U.S. government agency securities	9,637	—	9,637	—
Total assets at fair value	$26,419	$16,782	$9,637	$—

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2014 and 2013.

Fair Value Measurements on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also measures assets held for sale at the lower of its carrying amount or fair value on a nonrecurring basis. During the six months ended June 30, 2014 and 2013, the Company recognized impairment expense of $0 and $27,000, respectively, related to the assets held for sale. The fair value of assets held for sale was estimated using a market approach, considering the estimated fair value for other comparable equipment which are Level 3 inputs.

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

Upon the closing of the Company’s IPO on July 1, 2013, all of the outstanding shares of convertible preferred stock were converted into 9,210,999 shares of common stock. As of June 30, 2014, the Company did not have any convertible preferred stock issued or outstanding.

9. Stock Compensation

2013 Stock Option and Incentive Plan

On June 7, 2013, the Company’s stockholders approved the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which became effective on June 25, 2013. The number of shares of stock reserved and available for issuance under the 2013 Plan is the sum of (i) 1,100,000, plus (ii) 54,129 shares originally reserved under the Company’s 2008 Incentive Stock Option and Restricted Stock Plan (the “2008 Plan”) that became available for issuance under the 2013 Plan upon completion of the Company’s initial public offering, plus (iii) the shares underlying any awards granted under the 2008 Plan that are forfeited, canceled, held back upon the exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than be exercise).  Additionally, on January 1, 2014 and each January 1 thereafter, the number of shares reserved and available for issuance under the 2013 Plan shall be cumulatively increased by two and a half percent of the number of shares issued and outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the plan administrator. On January 1, 2014, the number of shares of stock reserved and available for issuance under the 2013 Plan increased by 383,935 shares.

Under the 2013 Plan the vesting of options granted or restricted awards given will be determined individually with each option grant. Stock options have a 10 year life and expire if not exercised within that period, or if not exercised within 90 days of cessation of employment with the Company.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the six months ended June 30, 2014:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2013	1,401,101	$9.59	8.95	$7,755
Granted	251,500	$14.67
Forfeited or expired (vested and unvested)	(38,771)	$6.17
Exercised	(87,590)	$1.62
Outstanding at June 30, 2014	1,526,240	$10.98	8.69	$8,150

The following table summarizes information about the Company’s stock option plan as of June 30, 2014:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at June 30, 2014	1,465,510	$10.90	8.67	$7,928
Exercisable at June 30, 2014	609,994	$4.59	7.78	$6,956

As of June 30, 2014, there was approximately $8.4 million of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3 years.

10. Income Taxes

There was no provision for income taxes for the three or six months ended June 30, 2014 and 2013 because the Company has incurred operating losses since inception. At June 30, 2014, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

The shares outstanding at the end of the respective periods presented below, after giving effect for the 1-for-6.986 reverse stock split, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	June 30, 2014	December 31, 2013

Warrants for common stock	285,920	277,690
Common shares under option	1,526,240	1,401,101
Unvested restricted stock	13,127	16,703
Total potential dilutive shares	1,825,287	1,695,494

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

Overview

Corporate Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing first in class, oral, low density lipoprotein cholesterol (LDL-cholesterol) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, our lead product candidate, is a unique, first in class, orally available, once-daily small molecule designed to lower LDL-cholesterol levels and avoid the side effects associated with currently available LDL-cholesterol lowering therapies. ETC-1002 is being developed primarily for patients with hypercholesterolemia and a history of statin intolerance. Phase 2b clinical trials for ETC-1002 are currently underway and build upon the successful and comprehensive Phase 1 and Phase 2a programs. We hold the exclusive worldwide rights to ETC-1002 and our other product candidates.

We were incorporated in Delaware in January 2008 and commenced our operations in April 2008. Since our inception, we have devoted substantially all of our resources to developing ETC-1002 and our other product candidates, business planning, raising capital and providing general and administrative support for these operations. We have funded our operations primarily through the issuance of preferred stock, our initial public offering of common stock, which we closed in July 2013, convertible promissory notes, secured promissory notes, and warrants to purchase shares of preferred stock.

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

We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $9.2 million and $6.9 million for the three months ended June 30, 2014 and 2013, and were $17.1 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations and the mark-to-market of our liability classified warrants. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

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

Product Overview

ETC-1002, our lead product candidate, is a novel, first in class, orally available, once-daily small molecule therapy designed to target known lipid and carbohydrate metabolic pathways to lower levels of LDL-cholesterol and to avoid side effects associated with currently available LDL-cholesterol lowering therapies to improve cardiometabolic risk markers. We acquired the rights to ETC-1002 from Pfizer in 2008. We own the exclusive worldwide rights to ETC-1002 and we are not obligated to make any royalty or milestone payments to Pfizer.

During the six months ended June 30, 2013, we incurred $4.3 million in expenses related to our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and Type 2 diabetes (ETC-1002-005) which reported top-line results in January 2013, our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and a history of statin intolerance (ETC-1002-006) which reported top-line results in June 2013 and our Phase 2a clinical study in patients with hypercholesterolemia already taking atorvastatin 10 mg (ETC-1002-007) which reported top-line results in September 2013.

During the six months ended June 30, 2014, we incurred $7.5 million in expenses related to our Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance (ETC-1002-008), our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009), our Phase 2 clinical study in patients with hypercholesterolemia and hypertension (ETC-1002-014) and other clinical pharmacology studies (ETC-1002-012 and ETC-1002-013).

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

Program Developments

ETC-1002-008 — Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance

The ETC-1002-008 Phase 2b clinical study randomized 349 patients at 62 sites across the U.S. and is evaluating parallel doses of 120 mg or 180 mg of ETC-1002 as monotherapy or in combination with ezetimibe.  The primary objective of this study is to assess the LDL-cholesterol lowering efficacy of ETC-1002 monotherapy versus ezetimibe monotherapy in patients with hypercholesterolemia with or without statin intolerance treated for 12 weeks.  Secondary objectives include assessing the dose response of ETC-1002, assessing the effect of ETC-1002 on additional lipid and cardiometabolic biomarkers including hsCRP (high sensitivity C-reactive protein), characterizing the tolerability and safety of ETC-1002 and assessing the safety and efficacy of ETC-1002 in combination with ezetimibe.  We initiated ETC-1002-008 in October 2013 and expect to report top-line results from this study in October 2014.

ETC-1002-009 — Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy

The ETC-1002-009 Phase 2b clinical study is a randomized, double-blind, placebo-controlled study that is evaluating parallel doses of 120 mg or 180 mg of ETC-1002 versus placebo for 12 weeks in approximately 132 patients with hypercholesterolemia who are already receiving statin therapy.  The primary objective of the study is to assess the LDL-cholesterol lowering efficacy of ETC-1002 in patients with hypercholesterolemia already receiving statin therapy.  Secondary objectives include assessing the dose response of ETC-1002, assessing the effect of ETC-1002 on additional lipid and cardiometabolic risk markers including hsCRP and characterizing the tolerability and safety of ETC-1002.  We initiated ETC-1002-009 in March 2014 and expect to report top-line results from this study in the first quarter of 2015.

ETC-1002-014 — Phase 2 clinical study in patients with hypercholesterolemia and hypertension

The ETC-1002-014 Phase 2 clinical trial is a randomized, double-blind, multi-center, placebo-controlled study that is evaluating parallel doses of 120 mg or 180 mg of ETC-1002 versus placebo for six weeks in approximately 144 patients with both hypercholesterolemia and hypertension. The primary objective of the study is to assess the LDL-cholesterol lowering efficacy of ETC-1002 monotherapy versus placebo and secondary objectives include assessing the effect of ETC-1002 on blood pressure, other lipid and cardiometabolic risk markers and characterizing the tolerability and safety of ETC-1002.  We initiated ETC-1002-014 in July 2014 and expect to report top-line results from this study in the second quarter of 2015.

ETC-1002 Nonclinical Studies

In the second quarter of 2014, we submitted final reports for the long term, chronic safety studies in monkeys (12 months) and rats (6 months) to FDA.  There were no unexpected findings in these studies. The two-year carcinogenicity studies in mice and rats were completed in the second quarter of 2014 and we expect final results and reports from these studies to be filed with FDA in December 2014.

Financial Operations Overview

Revenue

To date, we have not generated any revenue. In the future, we may generate revenue from the sale of ETC-1002 or our other product candidates. If we fail to complete the development of ETC-1002 or our other product candidates and secure approval from regulatory authorities, our ability to generate future revenue and our results of operations and financial position will be adversely affected.

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

Interest Expense

Interest expense consists primarily of non-cash interest costs associated with our convertible promissory notes, cash interest costs associated with our Credit Facility and non-cash interest costs associated to the amortization of the related debt discount, deferred issuance costs and final payment fee.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-10 which improves financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities without reducing the relevance of information provided to users of financial statements. Under the amended guidance, we are no longer required to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. We adopted the amendment which resulted in a reduction in disclosures previously relating to a development stage entity.

With the exception of the Company’s adoption of the accounting standard noted above, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$6,528	$3,100	$3,428
General and administrative	2,726	1,172	1,554
Loss from operations	(9,254)	(4,272)	(4,982)
Interest expense	(1)	(108)	107
Change in fair value of warrant liability	—	(2,545)	2,545
Other income (expense), net	17	4	13
Net loss	$(9,238)	$(6,921)	$(2,317)

Research and development expenses

Research and development expenses for the three months ended June 30, 2014 were $6.5 million, compared to $3.1 million for the three months ended June 30, 2013, an increase of $3.4 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002 in our Phase 2 clinical program.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2014 were $2.7 million, compared to $1.2 million for the three months ended June 30, 2013, an increase of $1.5 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred $1,000 in interest expense for the three months ended June 30, 2014 compared to $0.1 million for the three months ended June 30, 2013. The decrease in interest expense was primarily related the conversion of our convertible promissory notes issued in January, September and November 2012, into an aggregate of 16,623,092 shares of Series A preferred stock in February 2013, as well as the elimination of accrued interest on the 8.931% convertible promissory note issued to Pfizer, which converted into 6,750,000 shares of Series A-1 preferred stock in May 2013. This was partially offset by interest expense related to our Credit Facility during the three months ended June 30, 2014.

Change in fair value of warrant liability

The outstanding warrants at June 30, 2013 to purchase 277,690 shares of our common stock required liability classification and mark-to-market accounting at each reporting period in accordance with ASC 480-10 prior to the completion of our IPO. The fair values of the warrants were determined using the Monte Carlo simulation valuation model and resulted in the recognition of a loss of $2.5 million related to the change in fair values for the three months ended June 30, 2013.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2014 was income of $17,000 compared to $4,000 for the three months ended June 30, 2013, an increase of $13,000. This increase was primarily related to an increase in interest income earned on our cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$11,928	$5,193	$6,735
General and administrative	5,216	2,423	2,793
Loss from operations	(17,144)	(7,616)	(9,528)
Interest expense	(1)	(936)	935
Change in fair value of warrant liability	—	(2,587)	2,587
Other income (expense), net	33	(21)	54
Net loss	$(17,112)	$(11,160)	$(5,952)

Research and development expenses

Research and development expenses for the six months ended June 30, 2014 were $11.9 million, compared to $5.2 million for the six months ended June 30, 2013, an increase of $6.7 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002 in our Phase 2 clinical program.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2014 were $5.2 million, compared to $2.4 million for the six months ended June 30, 2013, an increase of $2.8 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred $1,000 in interest expense for the six months ended June 30, 2014 compared to $0.9 million for the six months ended June 30, 2013. The decrease in interest expense was primarily related the conversion of our convertible promissory notes issued in January, September and November 2012, into an aggregate of 16,623,092 shares of Series A preferred stock in February 2013, as well as the elimination of accrued interest on the 8.931% convertible promissory note issued to Pfizer, which converted into 6,750,000 shares of Series A-1 preferred stock in May 2013. This was offset by interest expense related to our Credit Facility during the six months ended June 30, 2014.

Change in fair value of warrant liability

The outstanding warrants at June 30, 2013, to purchase 277,690 shares of our common stock required liability classification and mark-to-market accounting at each reporting period in accordance with ASC 480-10 prior to the completion of our IPO. The fair values of the warrants were determined using the Monte Carlo simulation valuation model and resulted in the recognition of a loss of $2.6 million related to the change in fair values for the six months ended June 30, 2013.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2014 was income of $33,000 compared to expense of $21,000 for the six months ended June 30, 2013, a $54,000 increase in income. This increase was primarily related to an increase in interest income earned on our cash and cash equivalents and a decrease in impairment charges on our assets held for sale.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of common stock in our IPO, private placements of preferred stock, convertible promissory notes, secured promissory notes, and warrants to purchase shares of preferred stock. To date, we have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future.

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

In June 2014, we entered into a Credit Facility, which provides for initial borrowings of $5.0 million and additional borrowings of $15.0 million. We received proceeds of $4.9 million, net of issuance costs, from the issuance of secured promissory notes under a term loan as part of the facility. The remaining $15.0 million is available to us, at our sole discretion, until March 31, 2015, subject to achieving positive development results in either of the our ongoing Phase 2b clinical studies. All secured promissory notes issued under the Credit Facility are due on July 1, 2018 and are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated to the Credit Facility.  However, there are negative covenants that limit or restrict our activities, which include limitations on incurring indebtedness, granting liens, mergers or acquisitions, dispositions of assets, making certain investments, entering into certain transactions with affiliates, paying dividends or distributions, encumbering or pledging interest its intellectual property and other certain business transactions.

Under the Credit Facility, we are obligated to make monthly, interest-only payments on any term loans funded until July 1, 2015 and, thereafter, to pay 36 months consecutive, equal monthly installments of principal and interest from August 1, 2015 through July 1, 2018. Upon subsequent borrowings under the Credit Facility, the term of monthly, interest-only payments will be extended until January 1, 2016. Term loans outstanding under the Credit Facility bear interest at an annual rate of 6.40%. In addition, a final payment equal to 8.0% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date or prepayment of the term loans.

As of June 30, 2014, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $47.9 million and $18.8 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash used in operating activities	$(15,182)	$(5,806)
Cash provided by investing activities	1,500	38
Cash provided by financing activities	5,089	15,883
Net increase (decrease) in cash and cash equivalents	$(8,593)	$10,115

Operating Activities

We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of ETC-1002.

Net cash used in operating activities totaled $15.2 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively. The primary use of our cash was to fund the development of ETC-1002, adjusted for non-cash expenses, such as depreciation and amortization, stock-based compensation expense, revaluation of warrant liabilities and changes in working capital.

Investing Activities

Net cash provided by investing activities of $1.5 million for the six months ended June 30, 2014 consisted primarily of proceeds from the sales of highly liquid, interest bearing investment-grade and government securities, partially offset by purchases of such securities and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $5.1 million for the six months ended June 30, 2014 related primarily to proceeds from our Credit Facility and exercise of stock options.

Plan of Operations and Funding Requirements

ETC-1002 is currently in Phase 2b clinical development, and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our existing cash and cash equivalents and available-for-sale investments will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2015 and that we will likely need to raise additional capital thereafter to continue to fund the further development of ETC-1002 and our operations. We expect to announce top-line results from our Phase 2b ETC-1002-008 and Phase 2b ETC-1002-009 clinical studies in October 2014 and the first quarter of 2015, respectively, and to have an end-of-Phase 2 meeting with the FDA in the second quarter of 2015. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of ETC-1002, and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of ETC-1002, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of ETC-1002. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commitments

We were originally party to a single lease that covered both office and laboratory space in Plymouth, Michigan. The Plymouth lease, as amended over time, was scheduled to expire in April 2014. In February 2014, we signed a new lease to move our principal executive offices to Ann Arbor, Michigan, while still maintaining our laboratory space in Plymouth. The Ann Arbor lease has a term of 63 months and provides for fixed monthly rent of approximately $7,900, with monthly rent increasing every 12 months, and also provides for certain rent adjustments to be paid as determined by the landlord. In May 2014, we amended the Plymouth lease to (i) extend the expiration date from April 2014 to April 2017, (ii) adjust the rentable space to 3,045 square feet, (iii) adjust our proportionate share of the landlord’s expenses and taxes to 7.40%, (iv) extend our option to renew for one term of three years through written notice to the landlord by February 2017 and (v) decrease the annual base rent to $37,000, subject to certain increase and adjustments.

We are also party to a license agreement pursuant to which we are obligated to make future minimum annual payments of $50,000 in years during which milestone payments are not triggered under the agreement. In addition, we are also contractually obligated to issue up to an aggregate of 11,451 shares of common stock upon various milestones set forth in the agreement.

The following table summarizes our future minimum contractual obligations as of June 30, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$615	$128	$267	$211	$9
Debt commitments(1)	6,229	294	3,546	2,389	—
Total	$6,844	$422	$3,813	$2,600	$9

(1)                                     We entered into a credit facility agreement in June 2014. The amounts in this table reflect the contractually required principal and interest payments in accordance with the payment schedule.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $47.9 million and $18.8 million at June 30, 2014 and $56.5 million and $21.1 million at December 31, 2013, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

The amounts outstanding under our Credit Facility are fixed at an annual interest rate of 6.40%. The Credit Facility entered into in June 2014, allows for additional borrowings in the form of an additional term loan. In the event we enter into the additional term loan, the interest rate will be the greater of (i) 6.40% or (ii) three month LIBOR rate three business days prior to the funding of the new term loan plus an additional 6.17%. In the event we make additional borrowings under the Credit Facility, changes in LIBOR interest rates may increase the interest rates we would pay on such term loans and increase our cost of capital which may have a significant impact to our financial condition.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the three or six months ended June 30, 2014 and 2013.

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

As of June 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Except as noted below, there have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Our Credit Facility imposes significant restrictions on our business, and if we default on our obligations, our lender would have a right to foreclose on substantially all our assets.

In June 2014, we entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, we borrowed an aggregate principal amount of $5.0 million and may, upon the satisfaction of certain conditions to the funding set forth in the credit agreement, borrow an additional aggregate principal amount of up to $15.0 million. The loans are secured by a lien on substantially all of our assets excluding intellectual property.

We could in the future incur additional indebtedness beyond amounts currently outstanding under our loan agreement with Oxford. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•                  requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•                  increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•                  placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

Additionally, with certain exceptions, the loan agreement prohibits us from:

•                  making any material dispositions of our assets, except for permitted dispositions;

•                  making any changes in our business, management, ownership, or business locations;

•                  entering into any merger or consolidation without Oxford’s consent;

•                  acquiring or making investments in any other person other than permitted investments;

•                  incurring any indebtedness, other than permitted indebtedness;

•                  granting or permitting liens against our assets, other than permitted liens;

•                  declaring or paying any dividends or making any other distributions; or

•                  entering into any material transaction with any affiliate, other than in the ordinary course of business.

We intend to satisfy our current and future debt service obligations with our cash and cash equivalents and short-term investments and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds and may be unable to arrange for additional financing to repay our indebtedness, and our lender could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our debt instruments and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Warrant

In June 2014, we entered into a loan and security agreement, or the loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which we borrowed an initial aggregate principal amount of $5.0 million. In connection with entering into the loan agreement, we issued Oxford a warrant to purchase 8,230 shares of our common stock at an exercise price of $15.19 per share. The warrant will terminate on the earlier of June 30, 2019 and the closing of a merger or consolidation transaction in which the Company is not the surviving entity.

No underwriters were involved in the foregoing issuance of securities. The securities described in this Item 2 were issued to a single investor in reliance upon exemptions from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, including Regulation 506 promulgated thereunder, relative to transactions by an issuer not involving any public offering. Oxford represented to us in connection with the issuance of the warrants that Oxford was an accredited investor and was acquiring the securities for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof, and that Oxford could bear the risks of the investment.

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

As of June 30, 2014, we have used approximately $10.3 million of the net offering proceeds primarily to fund the Phase 2b clinical program of ETC-1002. We invested a significant portion of the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 26, 2013 pursuant to Rule 424(b) under the Securities Act, we expect to use the remaining net proceeds from our IPO to continue to fund the clinical development of ETC-1002 through the completion of our ongoing Phase 2b clinical studies and end of Phase 2 meeting with the FDA, as well as for working capital and general corporate purposes, including funding the costs of operating as a public company. We currently expect to have our end of Phase 2 meeting with the FDA during the first half of 2015.

Item 6.         Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

August 12, 2014	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.1	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

4.2	Warrant dated June 30, 2014 issued to Oxford Finance LLC.	8-K	4.1	7/2/2014	001-35986

10.1	Loan and Security Agreement, dated June 30, 2014, by and between the Registrant and Oxford Finance LLC.	8-K	10.1	7/2/2014	001-35986

10.2*	Third Amendment to Lease, effective as of May 1, 2014, by and between the Registrant and the Michigan Land Bank Fast Track Authority

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Link Document.

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