Form 10-Q
period 2014-09-30
Esperion Therapeutics, Inc.
filed 2014-11-10
CIK 1434868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, there were 20,349,753 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at September 30, 2014 and December 31, 2013	3
Condensed Statements of Operations and Comprehensive Loss for the three month periods ended September 30, 2014 and 2013 and nine month periods ended September 30, 2014 and 2013	4
Condensed Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013	5
Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

Signatures	26

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,232	$56,537
Short-term investments	12,729	3,525
Prepaid clinical development costs	894	196
Other prepaid and current assets	724	362
Total current assets	54,579	60,620

Property and equipment, net	840	81
Intangible assets	56	56
Long-term investments	5,055	17,537
Total assets	$60,530	$78,294

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,299	$2,232
Accrued clinical development costs	929	884
Current portion of long-term debt	253	—
Other accrued liabilities	1,150	1,087
Total current liabilities	5,631	4,203

Long-term debt, net of discount	4,676	—
Total liabilities	$10,307	$4,203

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2014 and December 31, 2013; no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 15,454,903 shares issued and 15,443,564 outstanding at September 30, 2014 and 15,357,413 shares issued and 15,340,710 outstanding at December 31, 2013	15	15
Additional paid-in capital	145,187	142,142
Accumulated other comprehensive income (loss)	2	(3)
Accumulated deficit	(94,981)	(68,063)
Total stockholders’ equity	50,223	74,091
Total liabilities and stockholders’ equity	$60,530	$78,294

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$7,174	$3,483	$19,102	$8,676
General and administrative	2,526	1,924	7,742	4,347
Total operating expenses	9,700	5,407	26,844	13,023
Loss from operations	(9,700)	(5,407)	(26,844)	(13,023)

Interest expense	(135)	—	(136)	(936)
Change in fair value of warrant liability	—	—	—	(2,587)
Other income, net	29	169	62	147
Net loss	$(9,806)	$(5,238)	$(26,918)	$(16,399)
Net loss per common share (basic and diluted)	$(0.64)	$(0.34)	$(1.75)	$(3.05)
Weighted-average shares outstanding (basic and diluted)	15,432,641	15,253,704	15,397,745	5,371,335

Other comprehensive income (loss):
Unrealized gain (loss) on investments	$3	$6	$(2)	$6
Total comprehensive loss	$(9,803)	$(5,232)	$(26,920)	$(16,393)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(26,918)	$(16,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	104	60
Amortization of debt discount and beneficial conversion feature	8	459
Amortization of debt issuance costs	8	19
Amortization of premiums and discounts on investments	160	12
Revaluation of warrants	—	2,587
Noncash interest expense on convertible notes	—	459
Stock-based compensation expense	2,626	673
Loss related to assets held for sale	29	29
(Gain)/Loss on sale of assets	1	(140)
Changes in assets and liabilities:
Prepaids and other assets	(1,016)	(505)
Accounts payable	1,051	1,299
Other accrued liabilities	134	864
Net cash used in operating activities	(23,813)	(10,583)

Investing activities
Purchases of investments	(4,800)	(13,521)
Proceeds from sales/maturities of investments	7,926	—
Proceeds from sale of assets	12	191
Purchase of property and equipment	(853)	(18)
Net cash (used in) provided by investing activities	2,285	(13,348)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	72,368
Proceeds from issuance of preferred stock, net of issuance costs	—	16,824
Proceeds from exercise of common stock options	307	123
Proceeds from warrant issuance	78	—
Proceeds from debt issuance, net of issuance costs	4,838	—
Net cash provided by financing activities	5,223	89,315

Net increase (decrease) in cash and cash equivalents	(16,305)	65,384
Cash and cash equivalents at beginning of period	56,537	6,512
Cash and cash equivalents at end of period	$40,232	$71,896

Supplemental disclosure of cash flow information:
Conversion of convertible promissory notes, including accrued interest of $923 into Series A preferred stock	$—	$16,623
Conversion of convertible long-term Pfizer note, including accrued interest of $274 into Series A-1 preferred stock	$—	$7,803
Deferred offering costs not yet paid	$—	$169

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

The Company is an emerging pharmaceutical company whose planned principal operations are focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (LDL-cholesterol) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, the Company’s lead product candidate, is a unique, first-in-class, orally available, once-daily small molecule designed to lower LDL-cholesterol levels and avoid the side effects associated with currently available LDL-cholesterol lowering therapies. ETC-1002 is being developed for patients with hypercholesterolemia, including those with a history of statin intolerance. Phase 2b clinical studies for ETC-1002 are currently underway and build upon a successful and comprehensive Phase 1 and Phase 2a program. The Company owns the exclusive worldwide rights to ETC-1002 and its other product candidates.  Its facilities are located in Ann Arbor and Plymouth, Michigan.

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-10 which improves financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities without reducing the relevance of information provided to users of financial statements. Under the amended guidance, issuers are no longer required to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the amendment which resulted in a reduction in disclosures previously relating to a development stage entity.

In August 2014, the FASB issued ASU 2014-15 which requires management of public companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

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

The Company is obligated to make monthly, interest-only payments on Term A Loan until July 1, 2015 and, thereafter, to pay 36 consecutive equal monthly installments of principal and interest from August 1, 2015 through July 1, 2018. Upon a Milestone Event, and the subsequent borrowing under the Term B Loan, the term of monthly, interest-only payments will be extended until January 1, 2016. Term A Loan bears interest at an annual rate of 6.40%. In the event the Company enters into Term B Loan, the interest rate will be the greater of (i) 6.40% or (ii) three month LIBOR rate three business days prior to the funding of the new term loan plus an additional 6.17%. In addition, a final payment equal to 8.0% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date or prepayment of the term loans. The Company is recognizing the final payment as interest expense using the effective interest method over the life of the Credit Facility.

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

In connection with the borrowing of Term A Loan, the Company issued a warrant (the “Warrant”) to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The Warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of Term A Loan. In addition, deferred financing costs of $0.1 million included in other prepaid and current assets on the consolidated balance sheet as of September 30, 2014 are amortized to interest expense using the effective-interest method over the same term. As of September 30, 2014, the remaining unamortized discount and debt issuance costs associated with the debt were $0.1 million and $0.1 million, respectively.

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2014	$—
2015	638
2016	1,604
2017	1,709
2018	1,049
Total	$5,000

During the three and nine months ended September 30, 2014, the Company recognized $0.1 million and $0.1 million, respectively, of interest expense related to the Credit Facility.

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

The holders of the September convertible promissory notes received the benefit of a deemed conversion price of the September convertible promissory notes that were below the estimated fair value of the Series A convertible preferred stock at the time of their issuance. The fair value of this beneficial conversion feature was estimated to be $0.3 million. The fair value of this beneficial conversion feature was recorded to debt discount and amortized to interest expense using the effective interest method over the term of the convertible promissory notes. As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock in February 2013, the Company recorded an accretion of the beneficial conversion feature of $0 and $0.2 million as interest expense during the nine months ended September 30, 2014 and 2013, respectively.

In connection with the issuance of the September and the November 2012 convertible promissory notes, the Company issued warrants to purchase shares of Series A preferred stock for an aggregate price of $9,700. The estimated fair value of the warrants at issuance was $0.3 million. The proceeds from the sale of the preferred stock and warrants were allocated with $9.4 million to the convertible promissory notes and $0.3 million to warrants. This resulted in a discount on the convertible promissory notes which was amortized into interest expense, using the effective interest method, over the life of the convertible promissory notes (see Note 4). As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock in February 2013, the Company recorded $0 and $0.2 million of interest expense for the accretion of this discount during the nine months ended September 30, 2014 and 2013, respectively.

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

Upon the closing of the Company’s IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share, were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. The 277,690 warrants outstanding as of September 30, 2014 expire in February 2018.  During the nine months ended September 30, 2014 and 2013, the Company recognized a loss of $0 and $2.6 million, respectively, relating to the change in the fair value of the warrant liability.

As of September 30, 2014, the Company had warrants outstanding that were exercisable for a total of 285,920 shares of common stock at a weighted-average exercise price of $7.23 per share.

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

The following table summarizes the Company’s future minimum lease payments as of September 30, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$586	$133	$259	$194	$—
Total	$586	$133	$259	$194	$—

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$357	$—	$—	$357
Short-term investments:
Certificates of deposit	236	—	—	236
U.S. treasury notes	11,054	10	—	11,064
U.S. government agency securities	1,429	—	—	1,429
Long-term investments:
U.S. treasury notes	—	—	—	—
U.S. government agency securities	5,063	—	(8)	5,055
Total	$18,139	$10	$(8)	$18,141

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$5,356	$—	$—	$5,356
Short-term investments:
U.S. treasury notes	2,071	—	—	2,071
U.S. government agency securities	1,454	—	—	1,454
Long-term investments:
Certificates of deposit	238	—	—	238
U.S. treasury notes	9,116	3	(2)	9,117
U.S. government agency securities	8,187	1	(5)	8,183
Total	$26,422	$4	$(7)	$26,419

At September 30, 2014 and December 31, 2013, remaining contractual maturities of available for sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available for sale investments classified as long term were less than two years.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income (expense) in the Statement of Operations during the nine months ended September 30, 2014 and 2013.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2014
Assets:
Money market funds	$357	$357	$—	$—
Available for sale securities:
Certificates of deposit	236	236	—	—
U.S. treasury notes	11,064	11,064	—	—
U.S. government agency securities	6,484	—	6,484	—
Total assets at fair value	$18,141	$11,657	$6,484	$—
December 31, 2013
Assets:
Money market funds	$5,356	$5,356	$—	$—
Available for sale securities:
Certificates of deposit	238	238	—	—
U.S. treasury notes	11,188	11,188	—	—
U.S. government agency securities	9,637	—	9,637	—
Total assets at fair value	$26,419	$16,782	$9,637	$—

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2014 and 2013.

Fair Value Measurements on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company also measures assets held for sale at the lower of its carrying amount or fair value on a nonrecurring basis. During the nine months ended September 30, 2014 and 2013, the Company recognized impairment expense of $0 and $27,000, respectively, related to the assets held for sale. The fair value of assets held for sale was estimated using a market approach, considering the estimated fair value for other comparable equipment which are Level 3 inputs.

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

Upon the closing of the Company’s IPO on July 1, 2013, all of the outstanding shares of convertible preferred stock were converted into 9,210,999 shares of common stock. As of September 30, 2014, the Company did not have any convertible preferred stock issued or outstanding.

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

The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine months ended September 30, 2014:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2013	1,401,101	$9.59	8.95	$7,755
Granted	561,500	$15.03
Forfeited or expired (vested and unvested)	(125,052)	$12.97
Exercised	(97,490)	$3.16
Outstanding at September 30, 2014	1,740,059	$11.47	8.65	$22,607

The following table summarizes information about the Company’s stock option plan as of September 30, 2014:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at September 30, 2014	1,670,873	$11.39	8.63	$21,844
Exercisable at September 30, 2014	700,145	$6.03	7.66	$12,901

As of September 30, 2014, there was approximately $9.8 million of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.09 years.

10. Income Taxes

There was no provision for income taxes for the three or nine months ended September 30, 2014 and 2013 because the Company has incurred operating losses since inception. At September 30, 2014, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

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

The shares outstanding at the end of the respective periods presented below, after giving effect for the 1-for-6.986 reverse stock split, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30, 2014	December 31, 2013

Warrants for common stock	285,920	277,690
Common shares under option	1,740,059	1,401,101
Unvested restricted stock	11,339	16,703
Total potential dilutive shares	2,037,318	1,695,494

12. Subsequent Events

In October 2014, the Company completed an underwritten public offering of 4,887,500 shares of common stock, including 637,500 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered by the Company at a price to the public of $20.00 per share. The aggregate net proceeds received by the Company from the offering were $91.6 million, net of underwriting discounts and commissions and expenses payable by the Company.

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

Overview

Corporate Overview

We are an emerging pharmaceutical company focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (LDL-cholesterol) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, our lead product candidate, is a unique, first-in-class, orally available, once-daily small molecule designed to lower LDL-cholesterol levels and avoid the side effects associated with currently available LDL-cholesterol lowering therapies. ETC-1002 is being developed for patients with hypercholesterolemia, including those with a history of statin intolerance. A Phase 2b clinical programfor ETC-1002 was initiated in the fourth quarter of 2013 and builds upon a successful and comprehensive Phase 1 and Phase 2a program. We hold the exclusive worldwide rights to ETC-1002 and our other product candidates.

We were incorporated in Delaware in January 2008 and commenced our operations in April 2008. Since our inception, we have devoted substantially all of our resources to developing ETC-1002 and our other product candidates, business planning, raising capital and providing general and administrative support for these operations. We have funded our operations primarily through the issuance of preferred stock, our public offerings of common stock, convertible promissory notes, secured promissory notes, and warrants to purchase shares of preferred stock.

On July 1, 2013, we completed the initial public offering, or IPO, of our common stock pursuant to a registration statement on Form S-1. In the IPO, we sold an aggregate of 5,000,000 shares of common stock under the registration statement at a public offering price of $14.00 per share. Net proceeds from the IPO were approximately $62.7 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of our preferred stock were converted into 9,210,999 shares of common stock. Additionally, as part of the IPO, we granted the underwriters a 30-day option to purchase up to 750,000 additional shares of common stock at the IPO price to cover over-allotments, if any. On July 11, 2013, we closed on the underwriters’ exercise of this option in full. As a result of this exercise, we received an additional $9.5 million in proceeds, net of underwriting discounts and commissions and offering expenses.

In October 2014, we completed an underwritten public offering of 4,887,500 shares of common stock, including 637,500 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered by us at a price to the public of $20.00 per share. The aggregate net proceeds received by us from the offering were $91.6 million, net of underwriting discounts and commissions and expenses payable by us.

We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $9.8 million and $5.2 million for the three months ended September 30, 2014 and 2013, respectively and were $26.9 million and $16.4 million for the nine months ended September 30, 2014 and 2013, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations and the mark-to-market of our liability classified warrants. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

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

Product Overview

ETC-1002, our lead product candidate, is a novel, first-in-class, orally available, once-daily small molecule therapy designed to target known lipid and carbohydrate metabolic pathways to lower levels of LDL-cholesterol and to avoid side effects associated with currently available LDL-cholesterol lowering therapies and to improve cardiometabolic risk markers. We acquired the rights to ETC-1002 from Pfizer in 2008. We own the exclusive worldwide rights to ETC-1002 and we are not obligated to make any royalty or milestone payments to Pfizer.

During the nine months ended September 30, 2013, we incurred $7.0 million in expenses related to our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and Type 2 diabetes (ETC-1002-005) which reported top-line results in January 2013, our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and a history of statin intolerance (ETC-1002-006) which reported top-line results in June 2013, our Phase 2a clinical study in patients with hypercholesterolemia already taking atorvastatin 10 mg (ETC-1002-007) which reported top-line results in September 2013, and our Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance (ETC-1002-008).

During the nine months ended September 30, 2014, we incurred $12.0 million in expenses related to our Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance (ETC-1002-008), our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009), our Phase 2 clinical study in patients with hypercholesterolemia and hypertension (ETC-1002-014) and other clinical pharmacology studies (ETC-1002-012 and ETC-1002-013).

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

Program Developments

ETC-1002-008 — Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance

On October 1, 2014, we announced top-line Phase 2b results for our ETC-1002-008 clinical study. ETC-1002-008 was a 12-week Phase 2b clinical study in 349 randomized patients across 65 participating clinical recruitment sites in the United

States. The primary endpoint of this clinical study was to assess the LDL-cholesterol lowering efficacy of ETC-1002 monotherapy versus ezetimibe monotherapy in patients with hypercholesterolemia with or without statin intolerance. 348 patients received study drug. Secondary endpoints included characterization of ETC-1002 dose response, assessment of the effect of ETC-1002 on additional lipid and cardiometabolic biomarkers, characterization of safety, tolerability, and rates of muscle-related AEs and assessment of LDL-cholesterol lowering efficacy of ETC-1002 and ezetimibe combination therapy versus ezetimibe alone.  While analyses of the complete efficacy and safety results from ETC-1002-008 are ongoing, the top-line results of this clinical study are summarized as follows:

LDL-cholesterol Percent Change from Baseline to Week 12 Endpoint

		LDL-cholesterol Baseline	LDL-cholesterol Week 12 Endpoint	Average Percent Change from Baseline
Treatment Group	Number of Patients	Mean (SD) mg/dL	Mean (SD) mg/dL	LS Mean (SE)	P Value vs. ezetimibe
ETC-1002 120mg	97	164 (28)	119 (30)	-27% (1.3)	0.0008
ETC-1002 180mg	99	166 (24)	115 (25)	-30% (1.3)	<0.0001
ezetimibe 10mg	98	165 (25)	129 (20)	-21% (1.3)	—
ETC-1002 120mg + ezetimibe 10mg	24	161 (26)	92 (29)	-43% (2.6)	<0.0001
ETC-1002 180mg + ezetimibe 10mg	22	164 (27)	86 (21)	-48% (2.8)	<0.0001

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment	n	Baseline Level (mg/L)	Median Change	P Value vs. ezetimibe
ETC-1002 120mg	92	1.60	-30%	<0.01
ETC-1002 180mg	86	2.50	-40%	<0.01
ezetimibe 10mg	94	2.60	-10%	NS
ETC-1002 120mg + ezetimibe 10mg	20	1.85	-38%	NS
ETC-1002 180mg + ezetimibe 10mg	21	1.25	-26%	<0.05

LS = least squares; SD = standard deviation; SE = standard error; mITT population

•                  LDL-cholesterol levels after 12 weeks of treatment of ETC-1002, the primary endpoint of the study, were reduced up to 30% for patients dosed with ETC-1002 only, compared to an average reduction of 21% for patients dosed with ezetimibe (p<0.0001).

•                  LDL-cholesterol levels were lowered up to 48% in the ETC-1002 plus ezetimibe combination treatment versus 21% for ezetimibe alone (p<0.0001).

•                  hsCRP, a marker of inflammation in coronary disease, was reduced by 30% (p < 0.01) with ETC-1002 120 mg; by 40% (p<0.01) with ETC-1002 180 mg; versus a10% reduction with ezetimibe.

•                  Discontinuation rates and muscle related adverse events with ETC-1002 were comparable to ezetimibe.

•                  In an exploratory analysis of the data, there was comparable LDL-cholesterol lowering with ETC-1002 between patients who are statin intolerant and those who are statin tolerant.

•                  Consistent with prior clinical studies with ETC-1002, no clinically relevant changes in high-density lipoprotein cholesterol or triglycerides were observed.

ETC-1002-009 — Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy

The ETC-1002-009 Phase 2b clinical study randomized 134 patients and is evaluating parallel doses of 120 mg or 180 mg of ETC-1002 versus placebo.  The primary objective of the study is to assess the LDL-cholesterol lowering efficacy of ETC-1002 in patients with hypercholesterolemia already receiving statin therapy for 12 weeks.  Secondary objectives include assessing the dose response of ETC-1002, assessing the effect of ETC-1002 on additional lipid and cardiometabolic risk markers including hsCRP and characterizing the tolerability and safety of ETC-1002.  We initiated ETC-1002-009 in March 2014 and expect to report top-line results from this study in March 2015.

ETC-1002-014 — Phase 2 clinical study in patients with hypercholesterolemia and hypertension

The ETC-1002-014 Phase 2 clinical study is a randomized, double-blind, multi-center, placebo-controlled study that is evaluating parallel doses of 120 mg or 180 mg of ETC-1002 versus placebo for six weeks in approximately 144 patients with both hypercholesterolemia and hypertension. The primary objective of the study is to assess the LDL-cholesterol lowering efficacy of ETC-1002 monotherapy versus placebo and secondary objectives include assessing the effect of ETC-1002 on blood pressure, other lipid and cardiometabolic risk markers and characterizing the tolerability and safety of ETC-1002.  We initiated ETC-1002-014 in July 2014 and expect to report top-line results from this study in the second quarter of 2015.

ETC-1002 Nonclinical studies

The two-year carcinogenicity studies in mice and rats were completed in the second quarter of 2014 and we expect the final reports from these studies to be filed with FDA by early 2015.

Phase 3 Clinical studies

The overall Phase 3 program will be based on agreed upon study designs/duration and size resulting from an end of Phase 2b meeting with the FDA, which we expect to occur in mid-2015. We will conduct these Phase 3 clinical studies in a larger number of patients, approximately 4,000 patients, to further evaluate clinical doses, and the efficacy and safety of ETC-1002.

The Phase 3 clinical program is expected to begin during the fourth quarter of 2015 and is planned to include several pivotal efficacy studies in patients with primary hypercholesterolemia and one long term safety study. We expect that the dosing duration for our pivotal efficacy studies will be 24 weeks, and up to two years in our long-term safety study. Any such Phase 3 clinical studies and any additionally required long-term safety study would be intended to establish the overall risk/benefit ratio of ETC-1002 and to provide an adequate basis for regulatory approval of ETC-1002.

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

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-10 which improves financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities without reducing the relevance of information provided to users of financial statements. Under the amended guidance, we are no longer required to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. We adopted the amendment which resulted in a reduction in disclosures previously relating to a development stage entity.

In August 2014, the FASB issued ASU 2014-15 which requires management of public companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. We will be required to make this evaluation for both annual and interim reporting periods, if applicable. We are also required to evaluate and disclose whether our plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

With the exception of the adoption of the accounting standard noted above, there have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$7,174	$3,483	$3,691
General and administrative	2,526	1,924	602
Loss from operations	(9,700)	(5,407)	(4,293)
Interest expense	(135)	—	(135)
Other income, net	29	169	(140)
Net loss	$(9,806)	$(5,238)	$(4,568)

Research and development expenses

Research and development expenses for the three months ended September 30, 2014 were $7.2 million, compared to $3.5 million for the three months ended September 30, 2013, an increase of $3.7 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002 in our Phase 2 clinical program.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2014 were $2.5 million, compared to $1.9 million for the three months ended September 30, 2013, an increase of $0.6 million. The increase in general and administrative expenses was primarily attributable to costs to increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred $0.1 million in interest expense for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. The increase was primarily related to interest expense incurred on our Credit Facility during the three months ended September 30, 2014.

Other income, net

Other income, net for the three months ended September 30, 2014 was $29,000, compared to $0.2 million for the three months ended September 30, 2013, a decrease of $0.1 million. This decrease was primarily related to a decrease in income from the sale of assets, partially offset by interest income earned on our cash and cash equivalents and investments.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$19,102	$8,676	$10,426
General and administrative	7,742	4,347	3,395
Loss from operations	(26,844)	(13,023)	(13,821)
Interest expense	(136)	(936)	800
Change in fair value of warrant liability	—	(2,587)	2,587
Other income, net	62	147	(85)
Net loss	$(26,918)	$(16,399)	$(10,519)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2014 were $19.1 million, compared to $8.7 million for the nine months ended September 30, 2013, an increase of $10.4 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002 in our Phase 2b clinical program.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2014 were $7.7 million, compared to $4.3 million for the nine months ended September 30, 2013, an increase of $3.4 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred $0.1 million in interest expense for the nine months ended September 30, 2014, compared to $0.9 million for the nine months ended September 30, 2013. The decrease in interest expense was primarily related the conversion of our convertible promissory notes issued in January, September and November 2012, into an aggregate of 16,623,092 shares of Series A preferred stock in February 2013, as well as the elimination of accrued interest on the 8.931% convertible promissory note issued to Pfizer, which converted into 6,750,000 shares of Series A-1 preferred stock in May 2013. This was offset by interest expense incurred on our Credit Facility during the nine months ended September 30, 2014.

Change in fair value of warrant liability

The outstanding warrants at June 30, 2013, to purchase 277,690 shares of our common stock required liability classification and mark-to-market accounting at each reporting period in accordance with ASC 480-10 prior to the completion of our IPO. The fair values of the warrants were determined using the Monte Carlo simulation valuation model and resulted in the recognition of a loss of $2.6 million related to the change in fair values for the nine months ended September 30, 2013.

Other income, net

Other income, net for the nine months ended September 30, 2014 was $62,000 compared to $0.1 million for the nine months ended September 30, 2013, a $0.1 million decrease in income. This decrease was primarily related to a decrease in income from the sale of assets, partially offset by interest income earned on our cash and cash equivalents and investments.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of common stock in our public offerings, private placements of preferred stock, convertible promissory notes, secured promissory notes, and warrants to purchase shares of preferred stock. To date, we have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future.

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

As of September 30, 2014, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $40.2 million and $17.8 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash used in operating activities	$(23,813)	$(10,583)
Cash (used in) provided by investing activities	2,285	(13,348)
Cash provided by financing activities	5,223	89,315
Net increase (decrease) in cash and cash equivalents	$(16,305)	$65,384

In October 2014, we completed an underwritten public offering of 4,887,500 shares of common stock, including 637,500 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered by us at a price to the public of $20.00 per share. The aggregate net proceeds received by us from the offering were $91.6 million, net of underwriting discounts and commissions and expenses payable by us.

Operating Activities

We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of ETC-1002.

Net cash used in operating activities totaled $23.8 million and $10.6 million for the nine months ended September 30, 2014 and 2013, respectively. The primary use of our cash was to fund the development of ETC-1002 and our general and administrative expenses.

Investing Activities

Net cash provided by investing activities of $2.3 million for the nine months ended September 30, 2014 consisted primarily of proceeds from the sales of highly liquid, interest bearing investment-grade and government securities, partially offset by purchases of such securities and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $5.2 million for the nine months ended September 30, 2014 related primarily to proceeds from our Credit Facility and exercise of stock options.

Plan of Operations and Funding Requirements

ETC-1002 is currently in Phase 2b clinical development, and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our existing cash and cash equivalents and available-for-sale investments are sufficient to fund our operating expenses and capital expenditure requirements through at least the end of our anticipated Phase 3 program and that we will likely need to raise additional capital thereafter to continue to fund the further commercialization efforts for ETC-1002 and our operations. We announced top-line results from our Phase 2b ETC-1002-008 in October 2014. We expect to announce top-line results from our Phase 2b ETC-1002-009 clinical study in March 2015, and to have an end-of-Phase 2 meeting with the FDA in mid-2015. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of ETC-1002, and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of ETC-1002, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of ETC-1002. Our future funding requirements will depend on many factors, including, but not limited to:

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

The following table summarizes our future minimum contractual obligations as of September 30, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$586	$133	$259	$194	$—
Debt commitments (1)	6,176	573	3,673	1,930	—
Total	$6,762	$706	$3,932	$2,124	$—

(1)       The amounts in the table reflect the contractually required principal and fixed interest payments in accordance with the payment schedule. The projected fixed interest payment obligations are based upon debt outstanding as of the balance sheet date and assume retirement at the scheduled maturity date of the loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $40.2 million and $17.8 million at September 30, 2014 and $56.5 million and $21.1 million at December 31, 2013, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the three or nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Except as noted below and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, there have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

The results of our ETC-1002-008 Phase 2b clinical study may not be indicative of results that we may obtain in later studies, including our planned Phase 3 clinical study for ETC-1002, or guarantee approval of ETC-1002 by the FDA.

There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical studies even after achieving promising results in earlier stage clinical studies. Data obtained from clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. In particular, the results of our recent ETC-1002-008 Phase 2b clinical study may not be indicative of results that we may obtain in our planned Phase 3 clinical study for ETC-1002, nor do they guarantee approval of ETC-1002 by the FDA in a timely manner or at all.

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

As of September 30, 2014, we have used approximately $19.1 million of the net offering proceeds primarily to fund the Phase 2b clinical program of ETC-1002. We invested a significant portion of the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 26, 2013 pursuant to Rule 424(b) under the Securities Act, we expect to use the remaining net proceeds from our IPO to continue to fund the clinical development of ETC-1002 through the completion of our ongoing Phase 2b clinical studies and end of Phase 2 meeting with the FDA, as well as for working capital and general corporate purposes, including funding the costs of operating as a public company. We currently expect to have our end of Phase 2 meeting with the FDA during the first half of 2015.

Item 6.         Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

November 10, 2014	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.1	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

4.2	Warrant dated June 30, 2014 issued to Oxford Finance LLC.	8-K	4.1	7/2/2014	001-35986

10.1	Offer Letter, dated July 28, 2014, between the Registrant and Narendra D. Lalwani.	8-K	10.1	7/31/2014	001-35986

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Link Document.

*                 Filed herewith.

+                 The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.