Form 10-K
period 2014-12-31
Esperion Therapeutics, Inc.
filed 2015-03-10
CIK 1434868

Use these links to rapidly review the document

PART III
Esperion Therapeutics, Inc. Index to the Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35986

Esperion Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1870780 (I.R.S. Employer Identification No.)
3891 Ranchero Drive, Suite 150 Ann Arbor, Michigan 48108 (Address of Principal Executive Offices)	48108 (Zip Code)

(734) 887-3903
(Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, based upon the closing price of $15.84 of the registrant's common stock as reported on the NASDAQ Global Market, was $244.4 million. Shares of the registrant's common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

          As of March 1, 2015, there were 20,425,860 shares of the registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant's 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2014.

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

        The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

  •
  our ability to obtain regulatory approval for ETC-1002, including statements related to specific clinical studies or clinical observations that will be required for such approval;

  •
  the timing and outcome of our ongoing or future Phase 2 clinical studies of ETC-1002;

  •
  the timing and outcome of our Phase 3 clinical program of ETC-1002;

  •
  our ability to replicate positive results from a completed clinical study in a future clinical study;

  •
  our ability to fund our development programs with existing capital or our ability to raise additional capital in the future;

  •
  the potential benefits, effectiveness or safety of ETC-1002, as compared to statins and other LDL-cholesterol lowering therapies, either those currently available or those in development;

  •
  our ability to respond and adhere to changes in regulatory requirements, including any requirement to conduct additional, unplanned clinical studies in connection with our pursuit of ETC-1002 as an LDL-cholesterol lowering therapy;

  •
  the progress, timing and amount of costs associated with our development of ETC-1002;

  •
  guidelines relating to LDL-cholesterol levels and cardiovascular risk that are generally accepted within the medical community, including recent changes and any future changes to such guidelines;

  •
  reimbursement policies, including any future changes to such policies or related government legislation, and their impact on our ability to market, distribute and obtain payment for ETC-1002, if approved;

  •
  the accuracy of our estimates of the size and growth potential of the LDL-cholesterol lowering market and the rate and degree of ETC-1002's market acceptance, if approved;

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

Item 1.    Business

Overview

        We are an emerging pharmaceutical company focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (LDL-cholesterol) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, our lead product candidate, is a first-in-class, orally available, once-daily small molecule designed to lower LDL-cholesterol levels and avoid the side effects associated with other LDL-cholesterol lowering therapies currently available. ETC-1002 is being developed for patients with hypercholesterolemia. One completed Phase 2b clinical study and a second that is nearing completion build upon a successful and comprehensive Phase 1 and Phase 2 clinical development program for ETC-1002. We plan to hold an End-of-Phase 2 meeting with the Food and Drug Administration (FDA) in the middle of 2015 and we expect to initiate our Phase 3 program for ETC-1002 by year-end. We own the exclusive worldwide rights to ETC-1002.

        Statins are the current standard of care for LDL-cholesterol lowering for approximately 35 million patients in the United States. However, it is estimated that 2 - 7 million U.S. adults are intolerant of statin therapy due to muscle pain or weakness associated with their use. We believe that ETC-1002, if approved, has the potential to become the preferred once-daily, oral therapy for patients who are unable to tolerate statin therapy. Additionally, because symptoms of muscle pain or weakness occur in up to 20% of patients on statin therapy in clinical practice, we believe that the size of the statin intolerant market is poised to expand as effective and better tolerated non-statin therapies, such as ETC-1002, become available.

        On October 1, 2014, we announced top-line results for our Phase 2b ETC-1002-008 clinical study. ETC-1002-008 was a 12-week Phase 2b clinical study in 349 randomized patients across 65 participating clinical recruitment sites in the United States. The primary endpoint of this clinical study was to assess the LDL-cholesterol lowering efficacy of ETC-1002 monotherapy versus ezetimibe monotherapy in 349 patients with hypercholesterolemia with or without statin intolerance. Secondary endpoints included characterization of ETC-1002 dose response, assessment of the effect of ETC-1002 on additional lipid and cardiometabolic biomarkers, characterization of safety, tolerability, and rates of muscle-related adverse events, or AEs, and assessment of LDL-cholesterol lowering efficacy of ETC-1002 and ezetimibe combination therapy versus ezetimibe alone. The full results of the ETC-1002-008 study have been accepted for presentation at the 64th Annual Scientific Session of the American College of Cardiology on Saturday March 14, 2015. The top-line results of this Phase 2b clinical study are summarized as follows:

LDL-cholesterol Percent Change from Baseline to Week 12 Endpoint

				Average Percent Change from Baseline
		LDL-cholesterol Baseline Mean (SD) mg/dL	LDL-cholesterol Week 12 Endpoint Mean (SD) mg/dL
Treatment Group	Number of Patients			LS Mean (SE)	P Value vs. ezetimibe
ETC-1002 120mg	97	164 (28)	119 (30)	–27% (1.3)	0.0008
ETC-1002 180mg	99	166 (24)	115 (25)	–30% (1.3)	<0.0001
ezetimibe 10mg	98	165 (25)	129 (20)	–21% (1.3)	—
ETC-1002 120mg + ezetimibe 10mg	24	161 (26)	92 (29)	–43% (2.6)	<0.0001
ETC-1002 180mg + ezetimibe 10mg	22	164 (27)	86 (21)	–48% (2.8)	<0.0001

 hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment	N	Baseline Level (mg/L)	Median Change	P Value vs. ezetimibe
ETC-1002 120mg	92	1.60	–30%	≤0.01
ETC-1002 180mg	86	2.50	–40%	≤0.01
ezetimibe 10mg	94	2.60	–10%	NS
ETC-1002 120mg + ezetimibe 10mg	20	1.85	–38%	NS
ETC-1002 180mg + ezetimibe 10mg	21	1.25	–26%	≤0.05

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

  •
  hsCRP, a marker of inflammation in coronary disease, was reduced by 30% (p ≤ 0.01) with ETC-1002 120 mg; by 40% (p≤0.01) with ETC-1002 180 mg; versus a 10% reduction with ezetimibe.

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

        We were founded in January 2008 by former executives of and investors in the original Esperion Therapeutics, Inc., a biopharmaceutical company, which was primarily focused on the research and development of therapies to regulate high-density lipoprotein cholesterol, or HDL-cholesterol. After successfully completing a Phase 2a clinical study with its synthetic HDL-cholesterol therapy ETC-216, the original Esperion was acquired by Pfizer Inc. in 2004. ETC-1002 was first discovered at the original Esperion and we subsequently acquired the rights to the product from Pfizer in 2008.

ETC-1002

        ETC-1002, our lead product candidate, is a first-in-class, orally available, once-daily small molecule designed to lower LDL-cholesterol levels and avoid many of the side effects associated with other LDL-cholesterol lowering therapies currently available, including muscle-related adverse events. ETC-1002 is being developed primarily for patients with hypercholesterolemia.

        ETC-1002 is a first-in-class, orally available, once-daily LDL-cholesterol lowering small molecule therapy that is differentiated from statins because it acts at an earlier step in the cholesterol biosynthetic pathway. ETC-1002 is converted to the CoA form in the liver and works primarily by inhibiting the ATP citrate lyase (ACL) enzyme upstream of HMG-CoA reductase, whereas statins directly inhibit the rate-limiting enzyme, HMG-CoA reductase. Reductions in LDL-cholesterol levels resulting from statin therapy are ultimately due to reduced cholesterol synthesis and an increase in the number of LDL receptors in the liver. Experts believe that the muscle-related side effects experienced by some patients taking statins could result from inhibition of cholesterol synthesis in skeletal muscle tissue. The CoA form of ETC-1002 achieves LDL-cholesterol lowering due to reduced cholesterol synthesis and an increase in the number of LDL receptors in the liver but is not active in skeletal muscle tissue. ETC-1002 has been shown to provide incremental lowering of LDL-cholesterol when used in combination with both ezetimibe and statins.

Cardiovascular Disease and Hypercholesterolemia

        Cardiovascular disease, which results in heart attacks, strokes and other cardiovascular events, represents the number one cause of death and disability in western societies. The American Heart Association estimates that approximately 800,000 deaths in the United States were caused by cardiovascular disease in 2009.

        Elevated LDL-cholesterol is well-accepted as a significant risk factor for cardiovascular disease and the CDC estimates that 71 million U.S. adults have elevated levels of LDL-cholesterol. A consequence of elevated LDL-cholesterol is atherosclerosis, which is a disease that is characterized by the deposition of excess cholesterol and other lipids in the walls of arteries as plaque. The development of atherosclerotic plaques often leads to cardiovascular disease. The risk relationship between elevated LDL-cholesterol and cardiovascular disease was first defined by the Framingham Heart Study, which commenced in 1948 to define the factors that contributed to the development of cardiovascular disease. The study enrolled participants who did not have any form of cardiovascular disease and followed them over a long period of time. Elevated LDL-cholesterol and elevated blood pressure were identified early on as key risk factors for the eventual development of cardiovascular disease.

        The hypothesis that lowering elevated levels of LDL-cholesterol would translate into reduced risk of cardiovascular disease was first proven in 1984 with the publication of the Lipid Research Clinics Coronary Primary Prevention Trial. In this study, treatment with cholestyramine, a bile acid sequestrant, showed a 20% reduction in LDL-cholesterol and, importantly, a 19% reduction in risk of cardiovascular disease death or nonfatal myocardial infarction, or heart attack. This was the first major clinical study to demonstrate a direct relationship between lowering LDL-cholesterol levels and reduced risk of major cardiovascular events.

        The first marketed statin, lovastatin, was approved for use in the United States in 1987 based on its ability to significantly lower elevated LDL-cholesterol levels. That same year, the National Cholesterol Education Program issued its first guidelines for the diagnosis and treatment of patients with hypercholesterolemia. Over the subsequent 22 years, seven more statins were approved for use to lower elevated LDL-cholesterol levels.

        In 1994, the first clinical outcomes study with a statin was published. This study demonstrated a significant reduction in risk for total mortality and major cardiovascular events. A series of additional clinical outcomes studies with statins have each shown that lowering elevated LDL-cholesterol translated into reduced major cardiovascular events. The relationship between the extent of LDL-cholesterol lowering and reduction in cardiovascular risk appeared to be linear, which has supported a "lower is better" hypothesis. This hypothesis was tested and proven in the PROVE-IT (Pravastatin or Atorvastatin Evaluation and Infection Therapy) study where an on-treatment LDL-cholesterol level of 62 mg/dL associated with atorvastatin treatment translated into a statistically significant 16% reduction in risk of major cardiovascular events as compared with the 95 mg/dL on-treatment LDL-cholesterol level associated with pravastatin.

        Most recently, in November 2014 the results of the IMPROVE-IT (Improved Reduction of Outcomes: Vytorin Efficacy International Trial) study was presented at the Scientific Sessions of the American Heart Association. 18,144 patients with acute coronary syndrome were enrolled in IMPROVE-IT and were randomized to receive either 40 mg of simvastatin or 10 mg ezetimibe/40 mg of simvastatin, and were followed until >5,250 events (cardiovascular death, heart attack, documented unstable angina requiring hospitalization, coronary revascularization or stroke) occurred. The addition of ezetimibe to simvastatin resulted in a 6.4% relative risk reduction (p=0.016) in the aggregate of the events described above. This was the first study to demonstrate incremental clinical benefit with a non-statin added to a statin. The positive results of IMPROVE-IT also showed that "even lower is even better", i.e., reducing LDL-cholesterol levels below the levels achieved in previous studies translated into reduction in risk of cardiovascular events, and reaffirmed the LDL-cholesterol hypothesis that reducing LDL-cholesterol reduces risk for major cardiovascular events.

        The direct relationship between lower LDL-cholesterol levels and reduced risk for major cardiovascular events has been consistently demonstrated for more than a decade in 14 clinical studies involving more than 90,000 patients. As a result, physicians are highly focused on lowering LDL-cholesterol levels in their patients, and we believe there is a trend towards even more aggressive LDL-cholesterol lowering. For example, in the United States, increasing attention has been placed on aggressive LDL-cholesterol management by organizations such as the National Cholesterol Education Program, or NCEP, the American Heart Association, and the American College of Cardiology. Additionally, both the Canadian Cardiovascular Society and the Joint British Societies have supported even lower LDL-cholesterol treatment targets for high-risk patients. This has led to the combination of statins with other treatments, such as Zetia.

        In July 2004, the NCEP issued an update to its Adult Treatment Panel III (ATP III) clinical practice guidelines on cholesterol management, advising physicians to consider new, more intensive treatment options for people at very high risk, high risk and moderately high risk for cardiovascular disease. The LDL-cholesterol goals in these updated clinical practice guidelines, which are presented below, contemplate initiating drug therapy at lower LDL-cholesterol thresholds, expanding the number of potential patients for LDL-cholesterol lowering therapy.

NCEP ATP III Clinical Practice Guidelines

Patient Cardiovascular Disease Risk	LDL-cholesterol Goal
Very High Risk	< 70 mg/dL
Cardiovascular Disease and Cardiovascular Disease Risk Equivalent	< 100 mg/dL
Multiple (2+) Risk Factors	< 130 mg/dL
0 - 1 Risk Factor	< 160 mg/dL

        In November 2013, the American College of Cardiology and the American Heart Association issued new guidelines for the treatment of elevated cholesterol. For the first time in more than 20 years, the new guidelines do not include specific, numerical LDL-cholesterol treatment goals for patients with hypercholesterolemia. However, the guidelines strongly recommend the use of more potent statins and intensive statin therapy in patients with hypercholesterolemia. The new guidelines also significantly expanded the number of patients eligible for statin therapy, including patients with a history of cardiovascular disease including stroke, patients with both Type 1 and Type 2 diabetes, all patients with LDL-cholesterol ≥ 190 mg/dL and patients with a 10-year risk of > 7.5% of developing cardiovascular disease. Also for the first time, the guidelines acknowledge the existence of statin intolerance, and incorporate statin intolerance into the consideration of treatment choices and into the evaluation of statin safety.

        Other organizations continue to utilize goals of treatment in their guidelines. The National Lipid Association guidelines established < 100 mg/dL as the LDL-cholesterol goal of treatment for patients at low, moderate and high risk. Patients considered to be at very high risk have a goal of < 70 mg/dL of LDL-cholesterol. The International Atherosclerosis Society has recommended optimal LDL-cholesterol levels of < 100 mg/dL for patients who have not had a cardiovascular event, and < 70 mg/dl for patients who have had a cardiovascular event.

Currently Approved Therapies

        The following table illustrates common therapies used to treat hypercholesterolemia:

Class of Therapy	Labeled Indication	Average LDL-cholesterol Change from Baseline	Key Issues/Side Effects
Statins	Reduction in LDL-cholesterol	Up to 63%	• Skeletal muscle effects (e.g., myopathy and rhabdomyolysis) • FDA recently warned that the use of statins is associated with increases in HbA1c and fasting serum glucose levels
Fixed combination therapies	Reduction in LDL-cholesterol	Up to 63%	• Includes a statin as one of the underlying therapies and therefore contains the same side effects outlined above
Bile acid sequestrants	Reduction in LDL-cholesterol(1)	Up to 20%	• Limited LDL-cholesterol lowering • Gastrointestinal disorders
Cholesterol absorption inhibitors	Reduction in LDL-cholesterol	Up to 18%	• Limited LDL-cholesterol lowering
Niacin	Reduction in LDL-cholesterol; Reduction in recurrent myocardial infarction	Up to 17%	• Flushing (i.e., warmth or redness) hepatic toxicity and skeletal muscle effects • Limited LDL-cholesterol lowering
Fibrates	Reduction in triglycerides and LDL-cholesterol	Up to 21%	• Gallstones, skeletal muscle effects and liver disorders • Limited LDL-cholesterol lowering

(1)
Welchol, a bile acid sequestrant, is also approved for improving glycemic control in adults with type 2 diabetes.

  Other Approved Therapies for Specific Populations

        A small subpopulation of patients with extremely elevated levels of LDL-cholesterol, estimated to be approximately 300 patients in the U.S., suffer from homozygous familial hypercholesterolemia, or HoFH. HoFH is a serious and rare genetic disease and patients with HoFH lack or have dysfunctional LDL receptors and cannot remove LDL particles and LDL-cholesterol from the blood. As a result, untreated HoFH patients typically have LDL-cholesterol levels in the range of 450 mg/dL to 1,000 mg/dL. Microsomal transfer protein (MTP) inhibitors and ApoB antisense drugs are approved therapies to treat patients with a clinical or laboratory diagnosis of HoFH. Given the serious safety concerns with these therapies, specifically hepatotoxicity, the FDA has restricted their usage to this narrow subpopulation.

  Statin Therapy

        Statins are the cornerstone of lipid treatment today and are highly effective at lowering LDL-cholesterol. This class of drugs includes atorvastatin calcium, marketed as Lipitor®, the most prescribed LDL-cholesterol lowering drug in the world and the best-selling pharmaceutical drug in history. Approximately 25% of Americans over the age of 45 from 2005 to 2008 were treated for elevated LDL-cholesterol levels with statin therapy, according to a National Health and Nutrition Examination Survey.

        Statins are selective, competitive inhibitors of HMG-CoA reductase, a rate-limiting enzyme in the cholesterol biosynthesis pathway, and work primarily in liver cells. Statin inhibition of cholesterol synthesis increases the number of LDL receptors on the surface of liver cells. This increase in LDL receptors enhances uptake of LDL particles into liver cells from the circulation, thus lowering LDL-cholesterol levels. Statins are also thought to have the potential to inhibit cholesterol synthesis in skeletal muscle. This inhibition could be linked to the myalgia associated with statin use as seen in patients with statin intolerance.

        The benefits of statin use in lowering LDL-cholesterol levels and improving cardiovascular outcomes are well documented. Despite the effectiveness of statins and their broad market acceptance, there is a significant subset of patients who are unable to tolerate statins due to muscle pain or weakness, memory loss or increased glucose levels, or who are otherwise unable to reach their LDL-cholesterol goal on statin therapy alone. In rare but extreme cases, statins can lead to muscle breakdown, kidney failure and death. In addition, the FDA has recently warned that statins can cause hyperglycemia, an increase in blood sugar levels and create an increased risk of worsening of glycemic control and of new onset diabetes. There are approximately 37 million U.S. adults with elevated LDL-cholesterol levels who are not on an LDL-cholesterol lowering therapy. For these reasons, we believe there is a need for unique therapies to treat patients with hypercholesterolemia.

Statin Intolerance—Initial Market Opportunity for ETC-1002

        We are initially pursuing the development of ETC-1002 as a therapy for patients with primary hypercholesterolemia. Upon approval, we will focus our commercialization efforts on patients with hypercholesterolemia who are intolerant of statins. Based upon our communications with the FDA, statin intolerance is defined as the inability to tolerate at least two statins, one of which was taken at the lowest approved dose, due to skeletal muscle pain, aches, weakness or cramping, that manifested or increased during statin therapy and stopped upon the discontinuation of statin usage.

        Muscle pain or weakness is the most common side effect experienced by statin users and the most common cause for discontinuing therapy. According to the USAGE survey, an approximately 10,000 patient academic study of current and former statin users published during 2012 in the Journal of Clinical Lipidology, 12% of patients on statins discontinue therapy and 62% of these patients cited side effects as the reason for discontinuation. More than 86% of patients who discontinued therapy because of side effects cited muscle pain or weakness as the reason. Based upon these data, approximately 6% of statin users, or more than 3 million adults in the United States, ceased therapy because of muscle pain or weakness and are therefore statin intolerant.

        Moreover, a significant proportion of patients remain on statin therapy despite experiencing muscle-related side effects. The rate of occurrence in the clinical setting, as highlighted by the USAGE survey, is significantly higher than the up to 5% rate reported by subjects in the controlled environment of clinical studies. The USAGE survey reported that 25% of patients currently on statins have muscle-related side effects. Similarly, a study published in the Journal of General Internal Medicine in August 2008 estimated that up to 20% of statin-treated patients in clinical practice complained of muscle pain. Accordingly, we believe that in the presence of a safe and effective non-statin, oral, once-daily, small molecule LDL-cholesterol lowering therapy, the statin intolerant market could grow substantially.

Patients with Hypercholesterolemia—Subsequent Market Opportunity for ETC-1002

        We expect ETC-1002 may also be used by patients and physicians as an add-on therapy for patients with hypercholesterolemia who are unable to reach their recommended LDL-cholesterol goals despite the use of a statin or other LDL-cholesterol lowering therapy. The severity of hypercholesterolemia in these patients, their level of cardiovascular disease risk and their therapeutic options all vary widely.

  Additional Therapies in Development

  PCSK9 Inhibitors

        A number of larger biopharmaceutical companies are currently developing a new class of biologic therapies that target proprotein convertase subtilisin/kexin type 9, or PCSK9, an enzyme that binds LDL receptors. These PCSK9 inhibitors are injectable, fully-human antibodies that are being evaluated as potential therapies to lower LDL-cholesterol, including in patients who are statin intolerant or who are statin resistant. In January 2015, Sanofi and Regeneron Pharmaceuticals Inc. announced that the FDA had accepted for priority review the Biologics License Application (BLA) application for alirocumab, their PCSK9 inhibitor. The FDA is expected to finish its regulatory review for alirocumab in late July of 2015. In August 2014, Amgen Inc. announced that the FDA had accepted for review the BLA for evolocumab, their PCSK9 inhibitor. The FDA is expected to finish its regulatory review for evolcumab in late August of 2015. Also in 2013, Pfizer Inc. announced the initiation of Phase 3 studies of bococizumab, their PCSK9 inhibitor. In monotherapy clinical studies to date, PCSK9 inhibitors have demonstrated reductions of LDL-cholesterol, up to 56%. The PCSK9 inhibitors, if approved, could be an effective therapeutic alternative for statin intolerant patients or as an add-on to statin therapy. Notwithstanding the LDL-cholesterol lowering efficacy of PCSK9 inhibitors, we believe their adoption by patients, physicians, and payors could be adversely impacted by their higher cost as injectable biologics, their inconvenient route of administration, and their inability to positively impact other important cardiometabolic risk markers.

  CETP Inhibitors

        A number of larger biopharmaceutical companies are currently developing a class of therapies that target cholesteryl ester transfer protein (CETP), which mediates the transfer of cholesteryl esters from HDL particles to apolipoprotein B containing particles. CETP inhibitors were initially designed to raise levels of HDL-cholesterol and are required by FDA to complete clinical outcomes studies in Phase 3 prior to approval. Pfizer brought the first drug in this class, torcetrapib, into clinical development but terminated development activities in December 2006 due to an increase in all-cause mortality and cardiovascular events in the ILLUMINATE (Investigation of Lipid Level Management to Understand its Impact in Atherosclerotic Events) study. A second CETP inhibitor, dalcetrapib, from Roche, terminated development in May 2012 due to insufficient efficacy in the dal-OUTCOMES study. Two additional CETP inhibitors are being developed and are currently in Phase 3 clinical outcomes studies. Anacetrapib is being developed by Merck and evacetrapib is being developed by Lilly. Both product candidates have been shown to significantly raise levels of HDL-cholesterol and to lower LDL-cholesterol. The Phase 3 outcomes studies are expected to complete by 2017.

Clinical Experience

        To date, ETC-1002 has been studied in eleven completed clinical studies across five patient populations: healthy volunteers; patients with elevated LDL-cholesterol levels; patients with type 2 diabetes and elevated LDL-cholesterol levels; patients with elevated LDL-cholesterol levels and a history of statin intolerance; and patients with elevated LDL-cholesterol levels taking 10 mg of atorvastatin. These clinical studies consisted of five Phase 2 clinical studies and three Phase 1 clinical studies. The first six clinical studies compared ETC-1002 monotherapy to placebo. In ETC-1002-007, ETC-1002 was administered as an add-on to a 10 mg dose of atorvastatin. In ETC-1002-008 we evaluated the efficacy and safety of ETC-1002, ezetimibe, and the combination of ETC-1002 and ezetimibe in patients with hypercholesterolemia with or without statin intolerance. The individual design and results of each of our completed clinical studies are summarized below.

Completed Clinical Studies

        To date, we have completed the following clinical studies of ETC-1002:

			Subjects
Description	Title	Treatment Duration	Total	Treated
ETC-1002-008	Phase 2b Clinical Study of Safety Efficacy in Patients with Hypercholesterolemia, with or without a history of statin intolerance	12 Weeks	348	249

	A randomized, double-blind, parallel-group, multicenter study to evaluate the efficacy and safety of ETC-1002 monotherapy, ezetimibe monotherapy, and the combination of ETC-1002 and ezetimibe in patients with hypercholesterolemia, with or without statin intolerance
ETC-1002-007	Phase 2a Clinical Study of Safety and Pharmacokinetic Interaction in Patients with Hypercholesterolemia on a Background of Atorvastatin 10 mg	8 Weeks	58	42

	Placebo-controlled, randomized, double-blind, drug interaction study to evaluate the safety, tolerability and effect on atorvastatin pharmacokinetics of ETC-1002 added to atorvastatin 10 mg/day in patients with hypercholesterolemia
ETC-1002-006	Phase 2a Proof-of-Concept Clinical Study in Patients with Hypercholesterolemia and a History of Statin Intolerance	8 Weeks	56	37
	Placebo-controlled, randomized, double-blind, multicenter study to evaluate the efficacy and safety of ETC-1002 in patients with hypercholesterolemia and a history of intolerance to statin therapy
ETC-1002-005	Phase 2a Proof-of-Concept Clinical Study in Patients with Hypercholesterolemia and Type 2 Diabetes	4 Weeks	60	30
	Placebo-controlled, randomized, double-blind, single site clinical study to evaluate the LDL-cholesterol lowering efficacy and safety of ETC-1002 in patients with type 2 diabetes

			Subjects
Description	Title	Treatment Duration	Total	Treated
ETC-1002-004	Phase 1b Multiple-Dose Tolerance Greater Than 120 mg Clinical Study	2 Weeks	24	18
	Multiple ascending dose clinical study to evaluate safety, tolerability and pharmacokinetics (PK) of ETC-1002 in doses greater than 120 mg once-daily in healthy subjects
ETC-1002-003	Phase 2a Proof-of-Concept Clinical Study in Patients with hypercholesterolemia	12 Weeks	177	133

	Placebo-controlled, randomized, double-blind, parallel group, multicenter clinical study to evaluate the LDL-cholesterol lowering efficacy and safety of ETC-1002 in patients with hypercholesterolemia and either normal or elevated triglycerides
ETC-1002-002	Phase 1b Multiple-Dose Tolerance Clinical Study	2 Weeks / 4 Weeks	53	39
	Multiple ascending dose clinical study to evaluate safety, tolerability, PK and pharmacodynamics (PD) of ETC-1002 in doses of up to 120 mg once-daily in healthy subjects
ETC-1002-001	Phase 1a Single-Dose Tolerance Clinical Study	Single Dose	18	18
	First-in-human single-dose clinical study to evaluate safety, tolerability and PK of ETC-1002 in healthy subjects

        Overall, ETC-1002 has been well-tolerated and associated with no dose limiting adverse events in 566 subjects who received ETC-1002 in our completed Phase 1 and Phase 2 studies. There were 4 serious adverse events in 566 ETC-1002 treated subjects and 3 serious adverse events in 144 subjects who received placebo.

  Phase 2b Clinical Studies

  ETC-1002-008—Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance

        On October 1, 2014, we announced top-line results for our Phase 2b ETC-1002-008 clinical study. ETC-1002-008 was a 12-week Phase 2b clinical study in 349 randomized patients across 65 participating clinical recruitment sites in the United States. The primary endpoint of this clinical study was to assess the LDL-cholesterol lowering efficacy of ETC-1002 monotherapy versus ezetimibe monotherapy in patients with hypercholesterolemia with or without statin intolerance. Secondary endpoints included characterization of ETC-1002 dose response, assessment of the effect of ETC-1002 on additional lipid and cardiometabolic biomarkers, characterization of safety, tolerability, and rates of muscle-related AEs and assessment of LDL-cholesterol lowering efficacy of ETC-1002 and ezetimibe combination therapy versus ezetimibe alone. The full results of the ETC-1002-008 study have been accepted for presentation at the 64th Annual Scientific Session of the American College of Cardiology on Saturday March 14, 2015. The top-line results of this clinical study are summarized as follows:

LDL-cholesterol Percent Change from Baseline to Week 12 Endpoint

				Average Percent Change from Baseline
			LDL-cholesterol Week 12 Endpoint Mean (SD) mg/dL
		LDL-cholesterol Baseline Mean (SD) mg/dL
Treatment Group	Number of Patients			LS Mean (SE)	P Value vs. ezetimibe
ETC-1002 120mg	97	164 (28)	119 (30)	–27% (1.3)	0.0008
ETC-1002 180mg	99	166 (24)	115 (25)	–30% (1.3)	<0.0001
ezetimibe 10mg	98	165 (25)	129 (20)	–21% (1.3)	—
ETC-1002 120mg + ezetimibe 10mg	24	161 (26)	92 (29)	–43% (2.6)	<0.0001
ETC-1002 180mg + ezetimibe 10mg	22	164 (27)	86 (21)	–48% (2.8)	<0.0001

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment	N	Baseline Level (mg/L)	Median Change	P Value vs. ezetimibe
ETC-1002 120mg	92	1.60	–30%	≤0.01
ETC-1002 180mg	86	2.50	–40%	≤0.01
ezetimibe 10mg	94	2.60	–10%	NS
ETC-1002 120mg + ezetimibe 10mg	20	1.85	–38%	NS
ETC-1002 180mg + ezetimibe 10mg	21	1.25	–26%	≤0.05
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

  •
  hsCRP, a marker of inflammation in coronary disease, was reduced by 30% (p ≤ 0.01) with ETC-1002 120 mg; by 40% (p≤0.01) with ETC-1002 180 mg; versus a10% reduction with ezetimibe.

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

  Phase 2a Clinical Studies

  ETC-1002-007—Phase 2a Clinical Study of Safety and Atorvastatin Pharmacokinetic Interaction in Patients with Hypercholesterolemia on a Background of Atorvastatin 10 mg

        ETC-1002-007 was an eight-week Phase 2a clinical study in 58 patients, of whom 42 were dosed with ETC-1002, across six participating clinical recruitment sites in the United States. Although the study was not designed to assess LDL-cholesterol lowering with ETC-1002, this was measured as a secondary endpoint to determine whether incremental LDL-cholesterol lowering would occur with

ETC-1002 added on a background of statin therapy. The results of this clinical study are summarized as follows:

  •
  ETC-1002 dosed as an add-on to 10 mg of atorvastatin was well tolerated and did not result in any serious adverse events

  •
  In patients on a background of atorvastatin, ETC-1002 reduced LDL-cholesterol levels, a secondary endpoint, by an average of 22% versus 0% change with placebo (p<0.0001).

  •
  Mean LDL-cholesterol level in patients on a background of atorvastatin 10 mg prior to treatment with ETC-1002 or placebo in 1002-007 was 106 mg/dL; this baseline LDL-cholesterol level is relatively low.

  •
  No significant changes in HDL-cholesterol or triglyceride levels were observed.

  •
  ETC-1002 demonstrated a weak pharmacokinetic interaction with atorvastatin.

  ETC-1002-006—Phase 2a Proof-of-Concept Clinical Study in Patients with Hypercholesterolemia and a History of Statin Intolerance

        ETC-1002-006 was an eight-week Phase 2a proof-of-concept clinical study in 56 patients, of whom 37 were dosed with ETC-1002, across five participating clinical recruitment sites in the United States. This clinical study was designed to evaluate the LDL-cholesterol lowering efficacy, tolerability and safety of ETC-1002 versus placebo in patients with hypercholesterolemia and a history of intolerance to two or more statins due to muscle pain or weakness. After completing a lipid-lowering therapy wash-out and two weeks of dosing with placebo, eligible patients were randomized to receive ETC-1002 or placebo in a 2:1 ratio for eight weeks. Patients were given increasing doses of ETC-1002 of 60 mg, 120 mg, 180 mg and 240 mg for two weeks each (or placebo only for the full 8 weeks). The primary endpoint of this clinical study was LDL-cholesterol lowering from baseline to end of study. The results of this clinical study are summarized as follows:

  •
  LDL-cholesterol levels after eight weeks of treatment of ETC-1002, which was the primary endpoint, were reduced by an average of 32% for patients dosed with ETC-1002, compared to an average of 3% for patients dosed with placebo (p<0.0001).

  •
  Drop-out rates and muscle related adverse events were comparable to placebo and no patients treated with ETC-1002 discontinued the study because of muscle related adverse events.

  •
  hsCRP, a marker of inflammation, was reduced by 42% after eight weeks of ETC-1002 therapy versus 0% on placebo (p=0.0022).

  •
  No significant changes in HDL-cholesterol or triglyceride levels were observed.

  ETC-1002-005—Phase 2a Proof-of-Concept Clinical Study in Patients with Type 2 Diabetes

        ETC-1002-005 was a four-week Phase 2a proof-of-concept clinical study at a single site. This clinical study was designed to evaluate the LDL-cholesterol lowering efficacy and safety of ETC-1002 in patients with type 2 diabetes. One treatment arm was placebo and the other was 80 mg of ETC-1002, once-daily for two weeks, followed by 120 mg of ETC-1002, once-daily for two additional weeks. The key results of this clinical study are summarized as follows:

  •
  LDL-cholesterol levels after four weeks of treatment of ETC-1002, which is the primary endpoint, were reduced by an average of 43% for patients on the 120 mg dose of ETC-1002 compared to an average of 4% for patients dosed with placebo (p<0.0001).

  •
  Approximately 80% of the patients were not at their NCEP ATP III LDL-cholesterol goal of less than 100 mg/dL at the beginning of the study. Of these, 88% of the patients dosed with

    ETC-1002 achieved their goal by study end as compared to 4% of patients dosed with placebo (p<0.0001).

  •
  hsCRP was reduced by 41% on the 120 mg dose of ETC-1002 versus 11% on placebo (p=0.001).

  •
  HDL-cholesterol and triglyceride levels were unchanged in both treatment arms.

  •
  Intensive assessment of glycemic parameters using blood sampling and 24 hour continuous glucose monitoring showed no worsening of blood glucose with ETC-1002 treatment. Treatment with ETC-1002 resulted in modest trends toward improved glycemic control and insulin resistance.

  •
  Non-HDL-cholesterol decreased by 32% for patients dosed with ETC-1002 as compared to an increase of 1% for patients dosed with placebo (p<0.0001).

  •
  No SAEs were observed in patients dosed with ETC-1002. ETC-1002 was safe, well tolerated and associated with no dose limiting side effects.

  ETC-1002-003—Phase 2a Proof-of-Concept Clinical Study in Patients with hypercholesterolemia

        ETC-1002-003 was a 12-week Phase 2a proof-of-concept study in 177 patients, of whom 133 were dosed with ETC-1002, across 11 participating clinical recruitment sites in the United States. This clinical study was designed to evaluate the LDL-cholesterol lowering efficacy and safety of ETC-1002 versus placebo in patients with hypercholesterolemia (LDL-cholesterol of 130 to 220 mg/dL) and either normal (less than 150 mg/dL) or elevated triglycerides (150 to 400 mg/dL). The four arms were placebo and 40 mg, 80 mg and 120 mg doses of ETC-1002 once-daily. The key results of this clinical study are summarized as follows:

  •
  LDL-cholesterol levels were reduced by an average of 18%, 25% and 27% for patients dosed with ETC-1002 40, 80 and 120 mg of ETC-1002, respectively, compared to an average of 2% for patients dosed with placebo (p<0.0001). ETC-1002's lowering of LDL-cholesterol levels was maintained across a range of baseline triglycerides levels.

  •
  ETC-1002 also lowered corresponding levels of the atherogenic biomarkers, apolipoprotein (apo) B, non-HDL-cholesterol and LDL particle number (p<0.0001) in a dose-dependent manner.

  •
  Patients dosed with ETC-1002 demonstrated a trend in hsCRP reduction of 20% to 26% compared to 2% in patients dosed with placebo. In a subgroup of patients with elevated hsCRP, patients dosed with ETC-1002 demonstrated a trend in hsCRP reduction of 43% to 64% compared to a decrease of 7% for patients dosed with placebo.

  •
  HDL-cholesterol and triglyceride levels were unchanged across all treatment arms.

  •
  There were no SAEs observed in patients dosed with ETC-1002. ETC-1002 was safe, well-tolerated and associated with no dose-limiting side-effects.

  Phase 1 Clinical Studies

        Our completed Phase 1 clinical studies of ETC-1002 exposed subjects in one single dose tolerance test and two multiple dose tolerance tests. Our single dose tolerance test dosed subjects with up to 250 mg of ETC-1002. Our multiple dose tolerance tests dosed subjects with up to 120 mg and 220 mg of ETC-1002, respectively. We did not identify any dose-limiting side effects in either the single dose tolerance test or the multiple dose tolerance tests, and ETC-1002 was safe and well-tolerated in each clinical study. In addition, LDL-cholesterol was lowered rapidly in the multiple dose tolerance tests, including in as early as five days, and we observed an average reduction in LDL-cholesterol levels of up to 36%.

  ETC-1002-004—Phase 1b Multiple Dose Tolerance Greater Than 120 mg Clinical Study

        ETC-1002-004 was a two-week, Phase 1b, multiple dose tolerance clinical study in 24 subjects, of whom 18 were dosed with ETC-1002. This clinical study was designed to evaluate the safety and tolerability of escalating, multiple oral doses of ETC-1002 above 120 mg/day. Subjects in this clinical study received 140, 180, or 220 mg of ETC-1002 or placebo once-daily for 14 days. The key pharmacodynamic results of this clinical study are as follows:

  •
  LDL-cholesterol levels were reduced by an average of 36% for subjects dosed with 220 mg/day of ETC-1002 as compared to a 4% increase for subjects dosed with placebo (p<0.0001). ETC-1002's effect on LDL-cholesterol lowering was robust notwithstanding non-elevated baseline LDL-cholesterol levels.

  •
  The pharmacokinetics of ETC-1002 were well-characterized and supported once-daily dosing.

  •
  No SAEs were observed in the subjects dosed with ETC-1002. ETC-1002 was safe, well-tolerated and associated with no dose-limiting side-effects.

  ETC-1002-002—Phase 1b Multiple-Dose Tolerance Clinical Study

        ETC-1002-002 was a staged two-week and four-week Phase 1b multiple dose tolerance clinical study in 53 subjects with 39 receiving ETC-1002 and 23 receiving placebo. The subjects were divided into four different cohorts of six subjects with each receiving 20, 60, 100 or 120 mg of ETC-1002 or placebo once-daily for 14 days. This was followed by a larger cohort that was treated for 28 days during which subjects lived outside of the clinical site for the duration of their treatment. This clinical study demonstrated that the pharmacokinetics of ETC-1002 were well characterized and supported once-daily dosing.

  •
  The pharmacokinetics of ETC-1002 were well-characterized and supported once-daily dosing.

  •
  No SAEs were observed in the subjects dosed with ETC-1002. ETC-1002 was safe, well-tolerated and associated with no dose-limiting side-effects.

Overall Safety Observations

        To date, 566 subjects have been treated with ETC-1002 for periods of up to 12 weeks at maximum repeated doses of 240 mg per day. ETC-1002 has been safe and well-tolerated with no dose-limiting side effects identified to date in our ongoing or completed clinical studies. No clinical safety trends have emerged to date; although very modest shifts in group mean levels of hemoglobin, uric acid, alkaline phosphatase and homocysteine were identified in some of our completed clinical studies, these did not go outside the normal ranges. The clinical relevance of these shifts is not readily apparent and will be monitored in our future clinical studies.

Study	Phase	Patient Population	Study Design	Duration	Patients (Treated)	Doses	LDL Lowering Efficacy
ETC-1002-001	Phase 1a	Healthy subjects	Single dose, PK	Single dose	18 (18)
ETC-1002-002	Phase 1b	Healthy subjects	Multiple ascending dose, PK/PD	2/4 weeks	53 (39)	20, 60, 100, 120 mg	Up to 17%
ETC-1002-003	Phase 2a	Elevated LDL	Placebo controlled	12 weeks	177 (133)	40, 80, 120 mg	Up to 27%
ETC-1002-004	Phase 1b	Healthy subjects	Multiple ascending dose, PK	2 weeks	24 (18)	40, 180, 220 mg	Up to 36%
ETC-1002-005	Phase 2a	Elevated LDL; T2DM	Placebo controlled	4 weeks	60 (30)	80, 120 mg	Up to 43%
ETC-1002-006	Phase 2a	Elevated LDL; statin intolerant	Placebo controlled	8 weeks	56 (37)	60, 120, 180, 240 mg	Up to 33%
ETC-1002-007	Phase 2a	Elevated LDL; statin add-on	Placebo controlled, 10 mg atorvastatin	8 weeks	58 (42)	60, 120, 180, 240 mg	Up to 22%
ETC-1002-008	Phase 2b	Elevated LDL-cholesterol; statin intolerant and tolerant	Monotherapy and in combination with ezetimibe	12 weeks	348 (249)	120 mg, 180 mg	Up to 30% Up to 47%

Ongoing Clinical Studies

  ETC-1002-009—Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy

        The ETC-1002-009 Phase 2b clinical study randomized 134 patients and is evaluating parallel doses of 120 mg or 180 mg of ETC-1002 versus placebo. The primary objective of the study is to assess the LDL-cholesterol lowering efficacy of ETC-1002 in patients with hypercholesterolemia already receiving stable statin therapy for 12 weeks. Secondary objectives include assessing the dose response of ETC-1002, assessing the effect of ETC-1002 on additional lipid and cardiometabolic risk markers including hsCRP and characterizing the tolerability and safety of ETC-1002. We initiated ETC-1002-009 in March 2014 and expect to report top-line results from this study in March 2015.

  ETC-1002-014—Phase 2 clinical study in patients with hypercholesterolemia and hypertension

        The ETC-1002-014 Phase 2 clinical study is a randomized, double-blind, multi-center, placebo-controlled study that is evaluating parallel doses of 120 mg or 180 mg of ETC-1002 versus placebo for six weeks in approximately 144 patients with both hypercholesterolemia and hypertension. The primary objective of the study is to assess the LDL-cholesterol lowering efficacy of ETC-1002 monotherapy versus placebo and secondary objectives include assessing the effect of ETC-1002 on blood pressure, other lipid and cardiometabolic risk markers and characterizing the tolerability and safety of ETC-1002. We initiated ETC-1002-014 in July 2014 and expect to report top-line results from this study in the middle of 2015.

Additional Studies

  Phase 3 Clinical Studies

        The overall Phase 3 program will be based on agreed upon study designs/duration and size resulting from an End-of-Phase 2 meeting with the FDA, which we expect to occur in mid-2015. We will conduct these Phase 3 clinical studies in a larger number of patients, approximately 4,000 in total, to further evaluate clinical doses, and the efficacy and safety of ETC-1002.

        The Phase 3 clinical program is expected to begin before the end of 2015 and is planned to include several pivotal efficacy studies in patients with primary hypercholesterolemia and one long-term safety study. We expect that the dosing duration for our pivotal efficacy studies will be a minimum of 12 weeks and for our long-term safety study the dosing duration will be two years. Any such Phase 3 clinical studies would be intended to establish the overall risk/benefit ratio of ETC-1002 and to provide an adequate basis for regulatory approval of ETC-1002.

  Studies in Response to Partial Clinical Holds

        In 2009, upon submission of the original IND for ETC-1002, the FDA had determined that ETC-1002 was a potential peroxisome proliferator activated receptor (PPAR) agonist and as a result was subject to a partial clinical hold. The partial clinical hold permitted clinical studies of up to six months in duration for ETC-1002, but required us to evaluate the drug candidate in two-year rat and mouse carcinogenicity studies before initiating clinical studies of longer than six months in duration. On January 12, 2015 we announced the submission to the FDA of a complete response to the PPAR partial clinical hold. On February 2, 2015 we announced that the FDA removed the PPAR partial clinical hold on ETC-1002. The removal of the PPAR partial clinical hold by the FDA will allow us to conduct clinical studies of longer than six months in duration, including the planned Phase 3 long-term safety study.

        In 2012, the FDA limited our ability to dose ETC-1002 above 240 mg in our clinical studies with a partial clinical hold for doses above this level. The selected dosing range for ETC-1002 in our indication of primary hypercholesterolemia is up to 180 mg and, accordingly, this partial clinical hold will not impact our planned development of ETC-1002 in hypercholesterolemia.

  Mechanism of Action

        ETC-1002 is an inhibitor of ATP citrate lyase (ACL), an enzyme upstream of HMG-CoA reductase in the cholesterol biosynthesis pathway. Preclinical studies have shown that ETC-1002 requires liver acyl-CoA synthetase activity for activation to a coenzyme A derivative, or ETC-1002-CoA, which directly inhibits ACL. Studies in liver cells show that inhibition of ACL by ETC-1002-CoA results in reduced cholesterol synthesis followed by a compensatory increase in LDL receptor activity. Statins, inhibitors of HMG-CoA reductase, are known to reduce LDL-cholesterol largely through this mechanism as increased liver LDL receptor activity accelerates LDL particle clearance from the blood. In addition, ETC-1002 has been shown to activate AMP-activated protein kinase (AMPK). Activation of AMPK complements the effects of ACL inhibition in the liver and is believed to contribute to the beneficial effects of ETC-1002 on other cardiometabolic risk markers. While the relative contributions of ACL inhibition and AMPK activation are currently under investigation, these mechanisms are supported by preclinical and clinical observations that have been published in peer reviewed publications and presented at scientific conferences.

Early-Stage Product Candidates

ESP41091

        We acquired the exclusive worldwide rights to ESP41091 from Pfizer in April 2008. ESP41091 is a pre-IND compound. In preclinical pharmacology studies, treatment with ESP41091 resulted in beneficial effects on lipid metabolism and body weight in obese Zucker rats. Oral intervention with ESP41091 resolved hyperglycemia and reduced body weight following a four-week treatment in a diet-induced obese mouse model of insulin resistance.

4WF

        Our management team has prior success in the identification and clinical development of synthetic apoA-1 therapies. ApoA-1 is the primary protein in HDL. At the original Esperion, we in-licensed apoA-1 Milano, a synthetic apoA-1 therapy, and successfully completed a Phase 2a clinical study showing regression of atherosclerosis in high-risk acute coronary syndrome patients after four weeks of therapy. At the new Esperion, we acquired the exclusive worldwide rights to 4WF from the Cleveland

Clinic Foundation in June 2011. We believe that 4WF is a next-generation synthetic apoA-1 therapy designed to preserve the function of HDL and apoA-1 and to deliver oxidation-resistant synthetic apoA-1 therapy. Moreover, recent research demonstrates that HDL becomes dysfunctional and loses its cholesterol acceptor and anti-inflammatory activity through myeloperoxidase mediated enzymatic oxidation. We believe the preferred means to improve HDL function is to increase the number and activity of HDL particles in the body through synthetic apoA-1 therapy. We believe our initial in vitro protein screening and characterization suggest the benefits of 4WF as an optimized myeloperoxidase oxidation-resistant synthetic apoA-1 therapy.

Research and Development Expenses

        Research and development expenses for the year ended December 31, 2014 were $25.3 million.

Sales and Marketing

        Given our stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company. To develop the appropriate commercial infrastructure to launch ETC-1002 in the United States, if approved, as a treatment for elevated levels of LDL-cholesterol in patients with hypercholesterolemia, we would need to invest significant financial and managerial resources. We may engage in partnering discussions with third parties from time to time. If we elect to seek approval and launch commercial sales of ETC-1002 outside of the United States or for broader patient populations in the United States, including statin resistant patients who are unable to reach their LDL-cholesterol goal with a statin therapy, we may either do so on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

Manufacturing and Supply

        ETC-1002 is a small molecule drug that is synthesized from readily available raw materials using conventional chemical processes. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce both drug substances and drug products required for our clinical studies. All lots of drug substance and drug product used in clinical studies are manufactured under current good manufacturing practices. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of ETC-1002, if approved.

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

        As of December 31, 2014, our patent estate, including patents we own or license from third parties, on a worldwide basis, included approximately 19 issued United States patents and five pending United States patent applications and over 14 issued patents and over 20 pending patent applications in other foreign jurisdictions. Of our worldwide patents and pending applications, only a subset relates to our small molecule program which includes our lead product candidate, ETC-1002. ETC-1002 is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent No. 8,497,301 claims a method of treatment using ETC-1002. We also have a pending U.S. patent application claiming methods of treatment using ETC-1002. There are currently three issued patents and four pending applications in countries outside the United States that relate to ETC-1002.

        A second subset of this portfolio relates to our early-stage product candidate ESP41091. ESP41091 is claimed in U.S. Patent Nos. 7,119,221 and 7,405,226. Various methods of treatment using ESP41091 are claimed in U.S. Patent Nos. 8,153,690; 8,309,604 and 8,623,915, and in a pending application in the United States. There are currently three issued patents and three pending applications in countries outside the United States that relate to ESP41091.

        We hold an exclusive, worldwide, fully paid-up license from Pfizer to additional patents and patent applications.

        A subset of our worldwide patents and pending patent applications relates to our third drug candidate apolipoprotein A1-4WF. Apolipoprotein A1-4WF is claimed in United States Patent No. 8,143,224. United States Patent No. 8,143,224 is scheduled to remain in force until its expiration on July 12, 2030. In addition, various methods of treatment using apolipoprotein A1-4WF are claimed in United States Patent No. 8,536,117 and a pending U.S. patent application. We have rights to over 17 issued patents and pending patent applications in the United States and other countries outside the United States that relate to apolipoprotein A1-4WF and its use in various methods of treatment.

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

  United States Drug Development Process

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

  •
  completion of nonclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

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

        Once a pharmaceutical product candidate is identified for development, it enters the nonclinical, also referred to as preclinical, testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical study lends itself to an efficacy evaluation. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical studies due to safety concerns or non-compliance, and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example prohibiting the initiation of clinical studies of a certain duration or for a certain dose.

        All clinical studies must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, must review and approve the plan for any clinical study before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the clinical study are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical study and the consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

        Each new clinical protocol and any amendments to the protocol must be submitted to the IND for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

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

  •
  Phase 3.  Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

        Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

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

  U.S. Review and Approval Processes

        The results of product development, nonclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee; a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review.

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

        Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical studies necessary to demonstrate safety and effectiveness.

        Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric clinical study in accordance with an FDA-issued "Written Request" for such a clinical study.

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

Employees

        As of December 31, 2014, we had 21 full-time employees. Three of our employees have Ph.D. degrees. Nine of our employees are engaged in research and development activities. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

        Our corporate headquarters and clinical development operations are located in Ann Arbor, Michigan where we lease and occupy approximately 7,941 square feet of office space. Our laboratory is located in Plymouth, Michigan where we lease and occupy approximately 3,045 square feet of laboratory space. We believe our current facilities will be sufficient to meet our needs until expiration.

Legal Proceedings

        We are not currently a party to any material legal proceedings.

Available Information

        Our website address is www.esperion.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC's website at www.sec.gov.

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

        We currently have only one product candidate, ETC-1002, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approvals and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. ETC-1002, which is currently in Phase 2 clinical studies, will require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence its commercialization. Our other product candidates are still in preclinical development stages. None of our product candidates have advanced into a pivotal study, and it may be years before such studies are initiated, if ever. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing studies and surveillance, including a Risk Evaluation and Mitigation Strategy, or REMS program, which will require the expenditure of substantial resources beyond the proceeds we have raised. Of the large number of drugs in development in the United States, only a small percentage successfully complete the approval process at the FDA or any other foreign regulatory agency, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that ETC-1002 or any other of our product candidates will be successfully developed or commercialized.

        We are not permitted to market ETC-1002 in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA for ETC-1002 to treat patients with hypercholesterolemia, we have currently completed one Phase 2b clinical study and expect to complete another Phase 2b clinical study and another Phase 2 clinical study, several pivotal Phase 3 clinical studies and one long-term safety study. We reported top-line results from our first Phase 2b clinical study in October 2014 and initiated our second Phase 2b clinical study in March 2014 and another Phase 2 clinical study in July 2014. We have not commenced any of the Phase 3 clinical studies. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of ETC-1002 for many reasons, including, among others:

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

  •
  the FDA may require that we conduct additional clinical studies, such as a cardiovascular outcomes study;

  •
  the FDA or an applicable foreign regulatory agency may not approve the formulation, specifications or labeling of ETC-1002;

  •
  the clinical research organizations, or CROs, that we retain to conduct our clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

  •
  the FDA may find the data from preclinical studies and clinical studies insufficient to demonstrate that ETC-1002's clinical and other benefits outweigh its safety risks;

  •
  the FDA may disagree with our interpretation of data from our preclinical studies and clinical studies;

  •
  the FDA may not accept data generated at our clinical study sites;

  •
  if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical studies, limitations in approved labeling or distribution and use restrictions;

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

Failures or delays in the completion of our Phase 2 or pivotal Phase 3 clinical studies of ETC-1002 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

        We reported top-line results from our first Phase 2b clinical study in October 2014 and initiated our second Phase 2b clinical study in March 2014 and another Phase 2 clinical study in July 2014. We have not commenced our pivotal Phase 3 clinical studies. Successful completion of such clinical studies is a prerequisite to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of ETC-1002. We do not know whether our ongoing Phase 2b or Phase 2 clinical studies will be completed on schedule, if at all, or whether our pivotal Phase 3 clinical studies will begin or be completed on schedule, if at all, as the commencement and completion of clinical studies can be delayed or prevented for a number of reasons, including, among others:

  •
  the FDA may deny permission to proceed with Phase 3 clinical studies or may place a clinical study on hold;

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

  •
  reports from preclinical or clinical testing of other cardiometabolic therapies that raise safety or efficacy concerns; and

  •
  difficulties retaining patients who have enrolled in a clinical study but may be prone to withdraw due to rigors of the study, lack of efficacy, side effects, personal issues or loss of interest.

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

  •
  unforeseen safety issues, including any that could be identified in our ongoing preclinical carcinogenicity studies, adverse side effects or lack of effectiveness;

  •
  changes in government regulations or administrative actions;

  •
  problems with clinical supply materials; and

  •
  lack of adequate funding to continue the clinical study.

Positive results from Phase 1, Phase 2a and completed Phase 2b clinical studies of ETC-1002 are not necessarily predictive of the results of our ongoing Phase 2b and Phase 2 and planned Phase 3 clinical studies of ETC-1002. If we cannot replicate the positive results from our Phase 1, Phase 2a and completed Phase 2b clinical studies of ETC-1002 in our ongoing Phase 2b and Phase 2 and planned Phase 3 clinical studies, we may be unable to successfully develop, obtain regulatory approval for and commercialize ETC-1002.

        Even if we are able to complete our ongoing Phase 2 and planned pivotal Phase 3 clinical studies of ETC-1002 according to our current development timeline, the positive results from our Phase 1, Phase 2a and completed Phase 2b clinical studies of ETC-1002 may not be replicated in our ongoing Phase 2b or pivotal Phase 3 clinical study results. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. Our ongoing Phase 2b clinical study is evaluating the safety and efficacy of ETC-1002 as an add-on to existing statin treatments. We expect that our Phase 3 clinical studies will evaluate the safety and efficacy of ETC-1002 in this patient population as well as in the statin intolerant patient population. Nevertheless, the results from our Phase 2a and completed Phase 2b clinical studies for ETC-1002, including ETC-1002-006, ETC-1002-007 and ETC-1002-008, may not be predictive of the results we may obtain in our ongoing Phase 2, Phase 2b or planned Phase 3 clinical studies of ETC-1002. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval. If we fail to obtain positive results in our ongoing Phase 2, Phase 2b and planned Phase 3 clinical studies of ETC-1002, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

        Although we believe that the net proceeds from our public offerings will be sufficient to fund our operations through at least the end of 2017, we will likely need to raise additional capital thereafter to continue to fund the further development and commercialization of ETC-1002 and our operations. We reported top-line results from our first Phase 2b clinical study in October 2014, and we expect to announce top-line results from our second Phase 2b clinical study in the first quarter of 2015 and from our ongoing Phase 2 clinical study in the middle of 2015, and to have our End-of-Phase 2 meeting with the FDA in mid-2015. Our future capital requirements may be substantial and will depend on many factors including:

  •
  the scope, size, rate of progress, results and costs of completing our ongoing Phase 2b and Phase 2 clinical studies of ETC-1002 and our operating costs incurred as we conduct these studies and through our planned End-of-Phase 2 meeting with the FDA;

  •
  the scope, size, rate of progress, results and costs of initiating and completing our Phase 3 clinical program of ETC-1002, which currently includes multiple pivotal Phase 3 clinical studies and one long-term safety study;

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

We are an emerging pharmaceutical company and have not generated any revenue from product sales. We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

        We have a limited operating history on which to base your investment decision. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for ETC-1002. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

        Since our inception, we have focused substantially all of our efforts and financial resources on developing ETC-1002, which is currently in Phase 2 clinical development. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock, convertible promissory notes and warrants and the incurrence of indebtedness, and we have incurred losses in each year since our inception. Our net losses were $36.4 million, $26.1 million and $11.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $104.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical studies of ETC-1002 and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for ETC-1002, we will also incur significant sales, marketing and outsourced manufacturing expenses. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Changes in regulatory requirements, FDA guidance or unanticipated events during our Phase 2 or Phase 3 clinical studies of ETC-1002 may occur, which may result in changes to clinical study protocols or additional clinical study requirements, such as the initiation or completion of a cardiovascular outcomes study, which could result in increased costs to us and could delay our development timeline.

        Changes in regulatory requirements, FDA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA may impose additional clinical study requirements. Amendments to our clinical study protocols would require resubmission to the FDA and IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of a clinical study. If we experience delays completing—or if we terminate—any of our Phase 2 or Phase 3 clinical studies, or if we are required to conduct additional clinical studies, such as a cardiovascular outcomes study, the commercial prospects for ETC-1002 may be harmed and our ability to generate product revenue will be delayed. If the FDA requires us to conduct a cardiovascular outcomes study, we may not be able to identify and enroll the requisite number of patients in that study. Even if we are successful in enrolling patients in a cardiovascular outcomes study, we may not ultimately be able to demonstrate that lowering LDL-cholesterol levels using ETC-1002 provides patients with an incremental lowering of cardiovascular disease risks and our failure to do so may delay or hinder our ability to obtain FDA approval for ETC-1002. Our current development timeline for ETC-1002 does not contemplate the completion of a cardiovascular outcomes study prior to FDA approval. Any such study, if required, would be costly and time-consuming and, regardless of the outcome, would adversely affect our development timeline and financial condition.

Even if we receive marketing approval for ETC-1002, we may still face future development and regulatory difficulties.

        Even if we receive marketing approval for ETC-1002, regulatory authorities may still impose significant restrictions on ETC-1002's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies, such as a cardiovascular outcomes study. ETC-1002 will also be subject to ongoing FDA requirements governing the packaging, storage, labeling, advertising and promotion of the product, recordkeeping and submission of safety updates and other post-marketing information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug product. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

  •
  availability of alternative treatments, including a number of competitive LDL-cholesterol lowering therapies already approved or expected to be commercially launched in the near future;

  •
  pricing and cost effectiveness;

  •
  the effectiveness of our sales and marketing strategies;

  •
  our ability to increase awareness of ETC-1002 through marketing efforts;

  •
  our ability to obtain sufficient third-party coverage or reimbursement; and

  •
  the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

        If ETC-1002 is approved but does not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from ETC-1002 to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that, in addition to lowering elevated LDL-cholesterol levels, ETC-1002 also provides incremental cardiovascular disease benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of ETC-1002 may require significant resources and may never be successful.

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

Even if we obtain marketing approval for ETC-1002, physicians and patients using other LDL-cholesterol lowering therapies may choose not to switch to our product.

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

        Government agencies issue regulations and guidelines directly applicable to us and to ETC-1002, including guidelines generally relating to therapeutically significant LDL-cholesterol levels. In addition, professional societies, practice management groups, private health or science foundations and other organizations involved in the research, treatment and prevention of various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations such as the American Heart Association have made recommendations about therapies in the cardiovascular therapeutics market. Changes to these existing recommendations or other guidelines advocating alternative therapies could result in decreased use of ETC-1002, if approved, which would adversely affect our results of operations.

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

        Finally, the availability of generic LDL-cholesterol lowering treatments may also substantially reduce the likelihood of reimbursement for branded counterparts or other competitive LDL-cholesterol lowering therapies, such as ETC-1002 if it is approved for commercial distribution. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

        We may face competition for ETC-1002, if approved, from cheaper LDL-cholesterol lowering therapies sourced from foreign countries that have placed price controls on pharmaceutical products. The MMA contains provisions that may change U.S. importation laws and expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has so far declined to approve a reimportation plan. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop, including ETC-1002, and adversely affect our future revenues and prospects for profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

        The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as ETC-1002 if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product's approved labeling. If we receive marketing approval for ETC-1002 as a therapy for lowering LDL-cholesterol levels in statin intolerant patients with hypercholesterolemia, the first indication we intend to pursue, physicians may nevertheless prescribe ETC-1002 to their patients in a manner that is inconsistent with the approved label, potentially including as a therapy in addition to statins. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of ETC-1002, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of ETC-1002, if approved, will be materially adversely affected.

        The LDL-cholesterol lowering therapies market is highly competitive and dynamic and dominated by the sale of statin treatments, including the cheaper generic versions of statins. We estimate that the total statin monotherapy and fixed combination market, including generic drugs, accounted for 69% of U.S. sales in the LDL-cholesterol lowering market in 2012. Our success will depend, in part, on our ability to obtain a share of the market, initially, for patients who are statin intolerant. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop LDL-cholesterol lowering therapies for statin intolerant patients that compete with ETC-1002, if approved, that do not infringe the claims of our patents, pending patent applications or other proprietary rights, which could materially adversely affect our business and results of operations.

        Low-density lipoprotein cholesterol (LDL-cholesterol) lowering therapies currently on the market that would compete with ETC-1002 include the following:

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

  •
  Apo B Anti-Sense therapy, such as KYNAMRO® (mipomersen), marketed by Genzyme Corp. a Sanofi company;

  •
  Combination therapies, such as Vytorin® (ezetimibe and simvastatin) and Liptruzet® (ezetimibe and atorvastatin), marketed by Merck & Co., Inc.; and

  •
  Other lipid-lowering monotherapies (including cheaper generic versions), such as Tricor® (fenofibrate) and Niaspan® (niacin extended release), and combination therapies, such as Advicor® (niacin extended release and lovastatin) and Simcor® (niacin extended release and simvastatin), all of which are marketed by AbbVie, Inc.

        Several other pharmaceutical companies have other LDL-cholesterol lowering therapies in development that may be approved for marketing in the United States or outside of the United States. Based on publicly available information, we believe the current therapies in development that would compete with ETC-1002 include:

  •
  PCSK9 inhibitors, evolocumab, a therapy under regulatory review being developed by Amgen Inc., alirocumab, a separate therapy in Phase 3 clinical testing being developed by Sanofi and Regeneron Pharmaceuticals, Inc., and bococizumab, a separate therapy in Phase 3 clinical testing being developed by Pfizer Inc., and five additional PCSK9 inhibitors in earlier phases of development from Lilly, Novartis, Roche, Kowa and The Medicines Company/Alnylam; and

  •
  CETP inhibitors, such as anacetrapib, a therapy in Phase 3 clinical testing being developed by Merck, and evacetrapib, a therapy in Phase 3 clinical testing being developed by Lilly.

        Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience discovering and developing drug candidates, obtaining FDA and other marketing approvals of products and commercializing those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than ETC-1002, if approved, and may render ETC-1002 obsolete or non-competitive before we can recover the expenses of developing and commercializing it. If approved, ETC-1002 may also compete with unapproved and off-label LDL-cholesterol lowering treatments, and following the expiration of additional patents covering the LDL-cholesterol lowering market, we may also face additional competition from the entry of new generic drugs. We anticipate that we will encounter intense and increasing competition as new drugs enter the market and advanced technologies become available.

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

        We maintain product liability insurance coverage for our clinical studies with a $10.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for ETC-1002, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

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

  •
  Additionally, with certain exceptions, the loan agreement prohibits us from:

  •
  making any material dispositions of our assets, except for permitted dispositions;

  •
  making any changes in our business, management, ownership, or business locations;

  •
  entering into any merger or consolidation without Oxford's consent;

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

        As of December 31, 2014, Esperion's patent estate, including patents we own or license from third parties, on a worldwide basis, included approximately 19 issued United States patents and five pending United States patent applications and over 14 issued patents and over 20 pending patent applications in foreign jurisdictions. Of our worldwide patents and pending applications, only a subset relates to our small molecule program which includes our lead product candidate, ETC-1002. ETC-1002 is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent No. 8,497,301 claims a method of treatment using ETC-1002. We also have a pending U.S. patent application claiming methods of treatment using ETC-1002. There are currently three issued patents and four pending applications in countries outside the United States that relate to ETC-1002.

        A second subset of this portfolio relates to our early-stage product candidate ESP41091. ESP41091 is claimed in U.S. Patent Nos. 7,119,221 and 7,405,226. Various methods of treatment using ESP41091 are claimed in U.S. Patent Nos. 8,153,690; 8,309,604 and 8,623,915 and in a pending application in the United States. There are currently three issued patents and three pending applications in countries outside the United States that relate to ESP41091.

        Our 4WF patent portfolio currently consists of over 17 issued patents and pending patent applications in the United States and other foreign jurisdictions regarding apolipoprotein mixtures, dimeric oxidation-resistant apolipoprotein variants and oxidant resistant apolipoprotein A1 variants and mimetic peptides thereof.

        We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our drug candidates, by preventing the patentability of one or more aspects of our drug candidates to us or our licensors or co-owners, or by covering the same or similar technologies that may affect our ability to market our drug candidates. For example, we (or the licensor of a drug candidate to us) may not have conducted a patent clearance search to identify potentially obstructing third party patents. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the U.S. PTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications covering our drug candidates. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

        Others may have filed patent applications or received patents that conflict with patents or patent applications that we own, have filed or have licensed, either by claiming the same methods, compounds or uses or by claiming methods, compounds or uses that could dominate those owned by or licensed to us. In addition, we may not be aware of all patents or patent applications that may affect our ability to make, use or sell any of our drug candidates. Any conflicts resulting from third-party patent applications and patents could affect our ability to obtain the necessary patent protection for our products or processes. If other companies or entities obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from using discovery-related technology to pursue the development or commercialization of our drug candidates, which would adversely affect our business.

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

  •
  we will develop additional proprietary technologies or product candidates that are separately patentable; or

  •
  that our commercial activities or products, or those of our licensors, will not infringe upon the patents of others.

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

        The United States has enacted and is currently implementing the America Invents Act of 2011, wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

        Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to emerging pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

        We will rely on CROs to conduct our Phase 2 and Phase 3 clinical studies for ETC-1002. As a result, we will have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through the clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We rely completely on third-party suppliers to manufacture our clinical drug supplies for ETC-1002, and we intend to rely on third parties to produce commercial supplies of ETC-1002 and preclinical, clinical and commercial supplies of any future product candidate.

        We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of ETC-1002, or any future product candidates, for use in the conduct of our preclinical studies and clinical studies, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug for ETC-1002, or any future product candidates, must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

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

Our future success depends on our ability to retain our founder, Executive Chairman and Chief Scientific Officer, our President and Chief Executive Officer, and other members of our senior management team, and to attract, retain and motivate qualified personnel.

        We are highly dependent on Dr. Roger S. Newton, our founder, Executive Chairman and Chief Scientific Officer, Tim M. Mayleben, our President and Chief Executive Officer, and other members of our senior management team. We have entered into employment agreements with Dr. Newton and Mr. Mayleben, but any employee may terminate his or her employment with us. Although we do not have any reason to believe that we will lose the services of either Dr. Newton or Mr. Mayleben in the foreseeable future, the loss of the services of either individual might impede the achievement of our research, development and commercialization objectives. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel.

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

In order to satisfy our obligations as a publicly traded company, we may need to hire qualified accounting and financial personnel with appropriate public company experience.

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

  •
  successfully complete our Phase 2 clinical studies and whether such clinical studies meet their clinical endpoints;

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

        We may seek additional capital through a combination of private and public equity offerings, debt financings, royalty-based financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations. Debt or royalty-based financings may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to ETC-1002, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Our ability to use our net operating loss carryforwards may be subject to limitation.

        At December 31, 2014, we had United States federal net operating loss carryforwards of approximately $95.1 million and state net operating loss carryforwards of approximately $16.6 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations.

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

 Risks Related to the Securities Markets and Investment in our Common Stock

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        At December 31, 2014, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 47.7% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

        At December 31, 2014, certain holders of shares of our common stock are entitled to rights with respect to the registration under the Securities Act of 1933, as amended, or the Securities Act, of approximately 9.8 million shares of our common stock held by these individuals or entities. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, including shares held by our affiliates as defined in Rule 144 under the Securities Act. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

        Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

  •
  the success or failure of other LDL-cholesterol lowering therapies;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and clinical development operations are located in Ann Arbor, Michigan where we lease and occupy approximately 7,941 square feet of office space. Our laboratory is located in Plymouth, Michigan where we lease and occupy approximately 3,045 square feet of laboratory space. We believe our current facilities will be sufficient to meet our needs until expiration.

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

        On December 31, 2014, the closing price for our common stock as reported on the NASDAQ Global Market was $40.44. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the period indicated.

Year Ended December 31, 2014	High	Low
First Quarter	$18.83	$13.50
Second Quarter	$15.97	$12.75
Third Quarter	$24.94	$13.90
Fourth Quarter	$42.13	$18.00

Year Ended December 31, 2013	High	Low
Second Quarter (from June 26, 2013)	$17.40	$13.65
Third Quarter	$20.10	$13.55
Fourth Quarter	$19.30	$10.90

Stockholders

        As of March 1, 2015, there were 13 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

        The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2014 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on January 1, 2014, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

 Comparison of 1 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index

*
$100 invested on January 1, 2014 in stock or index. Fiscal Year ending December 31.

        The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Dividend Policy

        We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our Credit Facility with Oxford Finance LLC.

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

        As of December 31, 2014, we have used approximately $27.1 million of the net offering proceeds primarily to fund the Phase 2b clinical program of ETC-1002. We invested a significant portion of the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. As described in our final prospectus filed with the SEC on June 26, 2013 pursuant to Rule 424(b) under the Securities Act, we expect to use the remaining net proceeds from our IPO to continue to fund the clinical development of ETC-1002 through the completion of our ongoing Phase 2b clinical studies and End-of-Phase 2 meeting with the FDA, as well as for working capital and general corporate purposes, including funding the costs of operating as a public company. We currently expect to have our End-of-Phase 2 meeting with the FDA in the middle of 2015.

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

	Three Months Ended December 31,				Years Ended December 31,
	2014	2013	2012	2011	2014	2013	2012	2011
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$6,200	$7,338	$1,654	$1,898	$25,302	$16,014	$7,998	$7,807
General and administrative	3,180	2,398	506	788	10,922	6,745	2,206	2,357

Total operating expenses	9,380	9,736	2,160	2,686	36,224	22,759	10,204	10,164

Loss from operations	$(9,380)	$(9,736)	$(2,160)	$(2,686)	$(36,224)	$(22,759)	$(10,204)	$(10,164)
Total other income (expense)	(77)	46	(615)	(158)	(151)	(3,329)	(1,538)	(653)

Net loss	$(9,457)	$(9,690)	$(2,775)	$(2,844)	$(36,375)	$(26,088)	$(11,742)	$(10,817)

Net loss per common share (basic and diluted)	$(0.49)	$(0.63)	$(8.12)	$(9.30)	$(2.22)	$(3.31)	$(36.31)	$(36.22)

Weighted average shares outstanding (basic and diluted)	19,276,639	15,340,713	341,935	305,658	16,374,102	7,885,921	323,382	298,689

        The table below presents a summary of our balance sheet data as of December 31, 2014, 2013, 2012 and 2011:

	As of December 31,
	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$85,038	$56,537	$6,512	$1,571
Working capital (deficit)	101,276	56,417	(10,035)	525
Investments	56,544	21,062	—	—
Total assets	143,344	78,294	7,312	2,180
Total long-term debt	4,299	—	7,529	6,897
Common stock	20	15	—	—
Accumulated deficit	(104,438)	(68,063)	(41,975)	(30,233)
Total stockholders' equity (deficit)	133,554	74,091	(41,365)	(30,032)

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

Overview

Corporate Overview

        We are an emerging pharmaceutical company focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (LDL-cholesterol) lowering therapies for the treatment of hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, our lead product candidate, is a first-in-class, orally available, once-daily small molecule designed to lower LDL-cholesterol levels and avoid many of the side effects associated with other LDL-cholesterol lowering therapies currently available. ETC-1002 is being developed for patients with hypercholesterolemia. One completed Phase 2b clinical study and a second that is nearing completion build upon a successful and comprehensive Phase 1 and Phase 2 clinical development program for ETC-1002. We plan to hold an End-of-Phase 2 meeting with the Food and Drug Administration (FDA) in the middle of 2015 and we are planning to initiate our Phase 3 program for ETC-1002 by year-end. We own the exclusive worldwide rights to ETC-1002.

        We were incorporated in Delaware in January 2008 and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing ETC-1002, which is currently finishing Phase 2 clinical studies. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness, and we have incurred losses in each year since our inception.

        On July 1, 2013, we completed the initial public offering, or IPO, of our common stock pursuant to a registration statement on Form S-1 whereby we sold 5,000,000 shares of common stock at a price of $14.00 per share. On July 11, 2013, the underwriters exercised their over-allotment option in full and purchased an additional 750,000 shares of common stock at a price of $14.00 per share. Net proceeds from the IPO were approximately $72.2 million, including proceeds from the exercise of the underwriters' over-allotment option, net of underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of our preferred stock were converted into 9,210,999 shares of common stock.

        On October 21, 2014, we completed an underwritten public offering of 4,887,500 shares of common stock, including 637,500 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All of the shares were offered by us at a price to the public of $20.00 per share. The aggregate net proceeds received by us from the offering were $91.6 million, net of underwriting discounts and commissions and expenses payable by us.

        We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $36.4 million, $26.1 million and $11.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

  •
  conducting additional clinical studies of ETC-1002 to complete its development;

  •
  seeking regulatory approval for ETC-1002;

  •
  commercializing ETC-1002; and

  •
  operating as a public company.

        Accordingly, we will need additional funding to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or through other sources, which may include collaborations with third parties. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to obtain additional funding as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy or continue operations. We will need to generate significant revenues to achieve profitability, and we may never do so.

Product Overview

        ETC-1002, our lead product candidate, is a first-in-class, orally available, once-daily LDL-cholesterol lowering small molecule therapy designed to lower levels of LDL-cholesterol and to avoid many of the side effects associated with existing LDL-cholesterol lowering therapies. We acquired the rights to ETC-1002 from Pfizer in 2008. We own the exclusive worldwide rights to ETC-1002 and we are not obligated to make any royalty or milestone payments to Pfizer.

        During the year ended December 31, 2012, we incurred $5.8 million in expenses related to our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and Type 2 diabetes (ETC-1002-005) and our Phase 2a proof-of-concept clinical study in patients with hypercholesterolemia and a history of statin intolerance (ETC-1002-006) which reported top-line results in June 2013, and our Phase 2a clinical study in patients with hypercholesterolemia taking 10 mg of atorvastatin (ETC-1002-007), which reported top-line results in September 2013.

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

        During the year ended December 31, 2014, we incurred $14.5 million in expenses related to our Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance (ETC-1002-008), our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009), our Phase 2 clinical study in patients with hypercholesterolemia and hypertension (ETC-1002-014) and other clinical pharmacology studies (ETC-1002-012 and ETC-1002-013).

        We also have two other early-stage programs. We licensed one of these candidates from The Cleveland Clinic Foundation, or CCF, and are obligated to make certain royalty and milestone payments (consisting of cash and common stock) to CCF, including a minimum annual cash payment of $50,000 during years when a milestone payment is not met. No milestone or royalty payments are due to any third-party in connection with the development and/or commercialization of our other preclinical product candidate, ESP41091.

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

Research and Development Expenses

        Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical, preclinical and clinical studies. Our research and development expenses consist primarily of costs incurred in connection with the development of ETC-1002, which include:

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

        Our research and development expenses are expected to increase in the foreseeable future. Costs associated with ETC-1002 will increase as we continue our Phase 2 clinical program and initiate our anticipated Phase 3 clinical program. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of ETC-1002. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of ETC-1002 or our other product candidates for which we obtain regulatory approval, if ever. We may never succeed in obtaining regulatory approval for any of our product candidates, including ETC-1002. The duration, costs and timing associated with the development and commercialization of ETC-1002 and our other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of ETC-1002, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of ETC-1002.

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

Accrued Clinical Development Costs

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. We base our accrued expenses related to clinical studies on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. We generally accrue expenses related to clinical studies based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical study protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We do not anticipate the future settlement of existing accruals to differ materially from our estimates.

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

  Fair Value Estimate

        We are required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations with the Black- Scholes option-pricing model. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant.

        Prior to our initial public offering, on each grant date, we developed an estimate of the fair value of our common stock in order to determine an exercise price for the option grants based in part on input from an independent third-party valuation as there was no active public market for our common stock. Our determinations of the fair value of our common stock was done using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or

AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the AICPA Practice Guide. Our board of directors considered various objective and subjective factors, along with input from management and the independent third-party valuation, to determine the fair value of our common stock, including: external market conditions affecting the biopharmaceutical industry, trends within the biopharmaceutical industry, the prices at which we sold shares of preferred stock, the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant, the results of operations, financial position, status of our research and development efforts, our stage of development and business strategy, the lack of an active public market for our common and our preferred stock, and the likelihood of achieving a liquidity event such as an IPO. Since our initial public offering, the fair value of our common stock is estimated to be the closing price of our common stock on the NASDAQ Global Market on the applicable date.

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

        In August 2014, the FASB issued ASU 2014-15 which requires management of public companies to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

Results of Operations

  Comparison of the Years Ended December 31, 2014 and 2013

        The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Operating Expenses:
Research and development	$25,302	$16,014	$9,288
General and administrative	10,922	6,745	4,177

Loss from operations	(36,224)	(22,759)	(13,465)
Other income (expense):
Interest expense	(270)	(936)	666
Change in fair value of warrant liability	—	(2,587)	2,587
Other income (expense), net	119	194	(75)

Net loss	$(36,375)	$(26,088)	$(10,287)

  Research and development expenses

        Research and development expenses for the year ended December 31, 2014 were $25.3 million compared to $16.0 million for the year ended December 31, 2013, an increase of $9.3 million. The increase in research and development expenses is primarily related to the further development of ETC-1002 in our Phase 2 clinical program, which includes the completion of our Phase 2b clinical study in patients with hypercholesterolemia, with or without statin intolerance (ETC-1002-008), the initiation of our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009) and the initiation of our Phase 2 clinical study in patients with hypercholesterolemia and hypertension (ETC-1002-014).

  General and administrative expenses

        General and administrative expenses for the year ended December 31, 2014 were $10.9 million compared to $6.7 million for the year ended December 31, 2013, an increase of $4.2 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

  Interest expense

        Interest expense for the year ended December 31, 2014 was $0.3 million, compared to nearly $1.0 million for the year ended December 31, 2013, a decrease of $0.7 million. The decrease in interest expense was primarily related to the conversion of our convertible promissory notes issued in January, September and November 2012, into an aggregate of 16,623,092 shares of Series A preferred stock in February 2013, and the conversion of the 8.931% convertible promissory note issued to Pfizer into 6,750,000 shares of Series A-1 preferred stock on May 29, 2013; partially offset by an increase related to interest expense incurred on our Credit Facility entered into in June 2014.

  Change in fair value of warrant liability

        The outstanding warrants at June 30, 2013 to purchase 277,690 shares of our common stock required liability classification and mark-to-market accounting at each reporting period in accordance with ASC 480-10 prior to the completion of our IPO. The fair value of the warrants was determined using the Monte Carlo simulation valuation model and resulted in the recognition of a loss of $2.6 million related to the change in fair value for the year ended December 31, 2013.

  Other income (expense), net

        Other income (expense), net for the year ended December 31, 2014 was income of approximately $0.1 million compared to income of approximately $0.2 million for the year ended December 31, 2013, a $0.1 million decrease in other income. The decrease in other income was primarily related to gains on the sale of assets in 2013; partially offset by an increase in interest income earned on our cash and cash equivalents.

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

  Research and development expenses

        Research and development expenses for the year ended December 31, 2013 were $16.0 million, compared to $8.0 million for the year ended December 31, 2012, an increase of $8.0 million. The increase in research and development expenses is primarily related to the further development of ETC-1002 in our Phase 2 clinical program, which includes the completion of two Phase 2a clinical studies and the initiation of our Phase 2b clinical study in patients with or without statin intolerance.

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

  Other income (expense), net

        Other income (expense), net for the year ended December 31, 2013 was income of approximately $0.2 million compared to expense of approximately $0.1 million for the year ended December 31, 2012, a $0.3 million increase in other income (expense), net. This increase was primarily related to gains on the sale of assets and an increase in interest income earned on our cash and cash equivalents.

Liquidity and Capital Resources

        We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness. To date, we have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future.

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

        In June 2014, we entered into a Credit Facility, which provides for initial borrowings of $5.0 million and additional borrowings of $15.0 million. We received proceeds of $4.9 million, net of issuance costs, from the issuance of secured promissory notes under a term loan as part of the facility. The remaining $15.0 million is available to us, at our sole discretion, until March 31, 2015, subject to achieving positive development results in our ongoing Phase 2b clinical study. All secured promissory notes issued under the Credit Facility are due on July 1, 2018 and are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated to the Credit Facility. However, there are negative covenants that limit or restrict our activities, which include limitations on incurring indebtedness, granting liens, mergers or acquisitions, dispositions of assets, making certain investments, entering into certain transactions with affiliates, paying dividends or distributions, encumbering or pledging interest its intellectual property and other certain business transactions.

        Under the Credit Facility, we are obligated to make monthly, interest-only payments on any term loans funded until July 1, 2015 and, thereafter, to pay 36 months consecutive, equal monthly installments of principal and interest from August 1, 2015 through July 1, 2018. Upon subsequent borrowing under the Credit Facility, the term of monthly, interest-only payments will be extended until January 1, 2016. Term loans outstanding under the Credit Facility bear interest at an annual rate of 6.40%. In addition, a final payment equal to 8.0% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date or prepayment of the term loans.

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

        As of December 31, 2014, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $85.0 million and $56.5 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

        The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Cash used in operating activities	$(32,021)	$(18,114)
Cash used in investing activities	(36,598)	(21,002)
Cash provided by financing activities	97,120	89,141

Net increase in cash and cash equivalents	$28,501	$50,025

  Operating Activities

        We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of ETC-1002.

        Net cash used in operating activities totaled $32.0 million and $18.1 million for the years ended December 31, 2014 and 2013, respectively. The primary use of our cash was to fund the development of ETC-1002, adjusted for non-cash expenses such as depreciation and amortization, interest expense, stock-based compensation expense, revaluation of our warrants previously classified as liabilities, and changes in working capital.

  Investing Activities

        Net cash used in investing activities of $36.6 million for the year ended December 31, 2014 consisted primarily of our purchase of highly liquid, interest bearing investment-grade and government securities, partially offset by the sale and maturity of such securities.

  Financing Activities

        Net cash provided by financing activities of $97.1 million for the year ended December 31, 2014 related primarily to the net proceeds of our underwritten public offering in October 2014 and to net proceeds from our Credit Facility.

  Plan of Operations and Funding Requirements

        ETC-1002 is currently in Phase 2b clinical development, and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our existing cash and cash equivalents and available-for-sale investments will enable us to fund our operating expenses and capital expenditure requirements through at least the end of our anticipated Phase 3 program and that we will likely need to raise additional capital thereafter to continue to fund the further commercialization efforts for ETC-1002 and our operations. We announced top-line results from our Phase 2b ETC-1002-008 in October 2014. We expect to announce top-line results from our Phase 2b ETC-1002-009 clinical study in March 2015, have an End-of-Phase 2 meeting with the FDA in the middle of 2015 and initiate our Phase 3 program by year-end. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of ETC-1002, and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of ETC-1002, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of ETC-1002. Our future funding requirements will depend on many factors, including, but not limited to:

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

In February 2014, we signed a new lease to move our principal executive offices to Ann Arbor, Michigan, while still maintaining our laboratory space in Plymouth. The Ann Arbor lease has a term of 63 months and provides for fixed monthly rent of approximately $7,900, with monthly rent increasing every 12 months, and also provides for certain rent adjustments to be paid as determined by the landlord. In May 2014, we amended the Plymouth lease to (i) extend the expiration date from April 2014 to April 2017, (ii) adjust the rentable space to 3,045 square feet, (iii) adjust our proportionate share of the landlord's expenses and taxes to 7.40%, (iv) extend our option to renew for one term of three years through written notice to the landlord by February 2017 and (v) decrease the annual base rent to $37,000, subject to certain increase and adjustments.

        We are also party to a license agreement pursuant to which we are obligated to make future minimum annual payments of $50,000 in years during which milestone payments are not triggered under the agreement. In addition, we are also contractually obligated to issue up to an aggregate of 11,451 shares of common stock upon various milestones set forth in the agreement.

        In June 2014, we entered into a Credit Facility, which provides for initial borrowings of $5.0 million and additional borrowings of $15.0 million. We received proceeds of $4.9 million, net of issuance costs, from the issuance of secured promissory notes under a term loan as part of the facility. Under the Credit Facility, we are obligated to make monthly, interest-only payments on any term loans funded until July 1, 2015 and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from August 1, 2015 through July 1, 2018. Upon subsequent borrowings under the Credit Facility, the term of monthly, interest-only payments will be extended until January 1, 2016. Term loans outstanding under the Credit Facility bear interest at an annual rate of 6.40%. In addition, a final payment equal to 8.0% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date or prepayment of the term loans.

        The following table summarizes our future minimum contractual obligations as of December 31, 2014:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating leases	$552	$133	$251	$168	$—
Debt commitments(1)	6,096	952	3,673	1,471	—

Total	$6,648	$1,085	$3,924	$1,639	$—

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We had cash and cash equivalents and available-for-sale investments of approximately $85.0 million and $56.5 million, respectively, at December 31, 2014. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

        We do not believe that our cash, cash equivalents and available-for- sale investments have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

        Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2014.

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

        As of December 31, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in

Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officer and effected by the company's board of preparation of financial statements for external purposes in accordance with GAAP and directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on those criteria.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2015 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
Date: March 10, 2015
By:	/s/ TIM M. MAYLEBEN Tim M. Mayleben President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ TIM M. MAYLEBEN Tim M. Mayleben	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 10, 2015
/s/ RICHARD B. BARTRAM Richard B. Bartram	Vice President, Finance (Principal Accounting Officer)	March 10, 2015
/s/ ROGER S. NEWTON, PH.D., FAHA Roger S. Newton, Ph.D., FAHA	Executive Chairman, Chief Scientific Officer and Director	March 10, 2015
/s/ PATRICK ENRIGHT Patrick Enright	Director	March 10, 2015
/s/ DOV A. GOLDSTEIN, M.D. Dov A. Goldstein, M.D.	Director	March 10, 2015
/s/ ANTONIO M. GOTTO, M.D., D. PHIL Antonio M. Gotto, M.D., D. Phil	Director	March 10, 2015

Signature	Title	Date

/s/ DANIEL JANNEY Daniel Janney	Director	March 10, 2015
/s/ MARK E. MCGOVERN, M.D. Mark E. McGovern, M.D.	Director	March 10, 2015
/s/ GILBERT S. OMENN, M.D., PH.D. Gilbert S. Omenn, M.D., Ph.D.	Director	March 10, 2015
/s/ NICOLE VITULLO Nicole Vitullo	Director	March 10, 2015

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Esperion Therapeutics, Inc.

        We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esperion Therapeutics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Detroit, Michigan
March 10, 2015

Esperion Therapeutics, Inc.

Balance Sheets

(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$85,038	$56,537
Short-term investments	20,803	3,525
Prepaid clinical development costs	366	196
Other prepaid and current assets	560	362

Total current assets	106,767	60,620
Property and equipment, net	780	81
Intangible assets	56	56
Long-term investments	35,741	17,537

Total assets	$143,344	$78,294

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,040	$2,232
Current portion of long-term debt	638	—
Accrued clinical development costs	1,978	884
Other accrued liabilities	835	1,087

Total current liabilities	5,491	4,203
Long-term debt, net of discount	4,299	—

Total liabilities	$9,790	$4,203

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2014 and December 31, 2013; 20,352,876 shares issued 20,343,325 outstanding at December 31, 2014 and 15,357,413 shares issued and 15,340,710 outstanding at December 31, 2013	20	15
Additional paid-in capital	238,031	142,142
Accumulated other comprehensive loss	(59)	(3)
Accumulated deficit	(104,438)	(68,063)

Total stockholders' equity	133,554	74,091

Total liabilities and stockholders' equity	$143,344	$78,294

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per data)

	Years Ended December 31,
	2014	2013	2012
Operating expenses:
Research and development	$25,302	$16,014	$7,998
General and administrative	10,922	6,745	2,206

Total operating expenses	36,224	22,759	10,204

Loss from operations	(36,224)	(22,759)	(10,204)
Interest expense	(270)	(936)	(1,486)
Change in fair value of warrant liability	—	(2,587)	32
Other income (expense), net	119	194	(84)

Net loss	$(36,375)	$(26,088)	$(11,742)

Net loss per common share (basic and diluted)	$(2.22)	$(3.31)	$(36.31)

Weighted-average shares outstanding (basic and diluted)	16,374,102	7,885,921	323,382

Other comprehensive loss:
Unrealized loss on investments	$(56)	$(3)	$—

Total comprehensive loss	$(36,431)	$(26,091)	$(11,742)

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series A 1 Convertible Preferred Stock					Deficit Accumulated During the Development Stage
					Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
							Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	23,975,000	$23,975	—	$—	307,742	$—	$201	$(30,233)	$—	$(30,032)
Exercise of stock options	—	—	—	—	38,736	—	41	—	—	41
Beneficial conversion feature from issuance of convertible notes	—	—	—	—	—	—	288	—	—	288
Stock-based compensation	—	—	—	—	—	—	80	—	—	80
Net loss	—	—	—	—	—	—	—	(11,742)	—	(11,742)

Balance December 31, 2012	23,975,000	23,975	—	—	346,478	—	610	(41,975)	—	(41,365)
Issuance of Series A preferred stock in exchange for convertible promissory notes	16,623,092	16,623	—	—	—	—	—	—	—	—
Issuance of Series A preferred stock, net of issuance costs ($120)	17,000,000	16,880	—	—	—	—	—	—	—	—
Issuance of Series A-1 preferred stock in exchange for convertible promissory notes, net of issuance costs ($53)	—	—	6,750,000	7,750	—	—	—	—	—	—
Early exercise of stock options and vesting of restricted stock	—	—	—	—	25,765	—	21	—	—	21
Preferred shares converted into common stock	(57,598,092)	(57,478)	(6,750,000)	(7,750)	9,210,999	9	65,216	—	—	65,225
Issuance of common stock from initial public offering, net of issuance costs ($2,671)	—	—	—	—	5,750,000	6	72,188	—	—	72,194
Reclassification of warrants from liabilities to equity	—	—	—	—	—	—	2,852	—	—	2,852
Exercise of stock options	—	—	—	—	24,171	—	28	—	—	28
Stock-based compensation	—	—	—	—	—	—	1,227	—	—	1,227
Other comprehensive loss	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	(26,088)	—	(26,088)

Balance December 31, 2013	—	—	—	—	15,357,413	15	142,142	(68,063)	(3)	74,091
Issuance of common stock from public offering, net of issuance costs ($260)	—	—	—	—	4,887,500	5	91,620	—	—	91,625
Issuance of warrants in connection with issuance of notes	—	—	—	—	—	—	78	—	—	78
Early exercise of stock options and vesting of restricted stock	—	—	—	—	—	—	39	—	—	39
Exercise of stock options	—	—	—	—	107,963	—	473	—	—	473
Stock-based compensation	—	—	—	—	—	—	3,679	—	—	3,679
Other comprehensive loss	—	—	—	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	—	—	—	—	(36,375)	—	(36,375)

Balance December 31, 2014	—	$—	—	$—	20,352,876	$20	$238,031	$(104,438)	$(59)	$133,554

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(36,375)	$(26,088)	$(11,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	160	71	139
Amortization of debt discount and beneficial conversion	15	459	117
Amortization of debt issuance costs	16	19	15
Amortization of premiums and discounts on investments	202	47	—
Revaluation of warrants	—	2,587	(32)
Noncash interest expense on convertible notes	—	459	1,370
Stock-based compensation expense	3,679	1,227	80
Loss related to assets held for sale	29	27	87
Loss/(gain) on sale of assets	2	(148)	(3)
Changes in assets and liabilities:
Prepaids and other assets	(332)	27	(429)
Accounts payable	(299)	1,756	(215)
Other accrued liabilities	882	1,443	(195)

Net cash used in operating activities	(32,021)	(18,114)	(10,808)
Investing activities
Purchases of investments	(48,088)	(24,677)	—
Proceeds from sales/maturities of investments	12,351	3,505	—
Proceeds from sale of assets	12	201	5
Purchase of property and equipment	(873)	(31)	(7)

Net cash used in investing activities	(36,598)	(21,002)	(2)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	91,731	72,194	—
Proceeds from issuance of preferred stock, net of issuance costs	—	16,824	—
Proceeds from exercise of common stock options	473	123	41
Proceeds from warrant issuance	78	—	298
Proceeds from debt issuance, net of issuance costs	4,838	—	15,412

Net cash provided by financing activities	97,120	89,141	15,751

Net increase in cash and cash equivalents	28,501	50,025	4,941
Cash and cash equivalents at beginning of period	56,537	6,512	1,571

Cash and cash equivalents at end of period	$85,038	$56,537	$6,512

Supplemental disclosure of cash flow information:
Conversion of convertible promissory notes, including accrued interest of $923, into Series A preferred stock	$—	$16,623	$—

Conversion of convertible long-term Pfizer note, including accrued interest of $274 into Series A-1 preferred stock	$—	$7,803	$—

Deferred offering costs not yet paid	$107	$—	$—

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Notes to the Financial Statements

1. The Company and Basis of Presentation

        The Company is an emerging pharmaceutical company whose planned principal operations are focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol ("LDL-cholesterol") lowering therapies for the treatment of hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, the Company's lead product candidate, is a first-in-class, orally available, once-daily small molecule designed to lower LDL-cholesterol levels and avoid many of the side effects associated with other LDL-cholesterol lowering therapies currently available. ETC-1002 is being developed for patients with hypercholesterolemia. One completed Phase 2b clinical study and a second that is nearing completion build upon a successful and comprehensive Phase 1 and Phase 2 clinical development program for ETC-1002. The Company owns the exclusive worldwide rights to ETC-1002.

        The Company's primary activities since incorporation have been conducting research and development activities, including nonclinical, preclinical and clinical testing, performing business and financial planning, recruiting personnel, and raising capital. Accordingly, the Company has not commenced principal operations and is subject to risks and uncertainties which include the need to research, develop, and clinically test potential therapeutic products; obtain regulatory approvals for its products and commercialize them, if approved; expand its management and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.

        The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. Management plans to continue to fund operations through public or private equity or debt financings or through other sources, which may include collaborations with third parties. If adequate funds are not available, the Company may not be able to continue the development of its current or future product candidates, or to commercialize its current or future product candidates, if approved.

Reverse Stock Split

        On June 11, 2013, in connection with its initial public offering (the "IPO"), the Company effectuated a 1-for-6.986 reverse stock split of its outstanding common stock, which was approved by the Company's board of directors on June 5, 2013. The reverse stock split resulted in an adjustment to the Series A preferred stock and Series A-1 preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying financial statements and notes to the financial statements give effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.001 per share. Accordingly, the stockholders' equity reflects the reverse stock split by reclassifying from "common stock" to "Additional paid-in capital" in an amount equal to the par value of the decreased shares resulting from the reverse stock split.

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

Esperion Therapeutics, Inc.

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

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates.

        Prior to the completion of the IPO on July 1, 2013, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company utilized valuation methodologies in accordance with the framework of the 2004 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company's judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of its preferred stock, the superior rights and preferences of securities senior to its common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Cash and Cash Equivalents

        The Company invests its excess cash in bank deposits, money market accounts, and short-term investments. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are reported at fair value.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Investments

        Investments are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders' equity. The cost of investments classified as available-for-sale are adjusted for the amortization of premiums and accretion of discounts to maturity and recorded in other income (expense), net. Realized gains and losses, if any, are determined using the specific identification method and recorded in other income (expense), net. Investments with original maturities beyond 90 days at the date of purchase and which mature at, or less than twelve months from, the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

Concentration of Credit Risk

        Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to concentrations of credit risk. The Company has established guidelines for investment of its excess cash and believes the guidelines maintain safety and liquidity through diversification of counterparties and maturities.

Segment Information

        The Company views its operations and manages its business in one operating segment, which is the business of researching, developing and commercializing therapies for the treatment of patients with elevated levels of LDL-cholesterol and other cardiometabolic risk markers.

Fair Value of Financial Instruments

        The Company's cash, cash equivalents and investments are carried at fair value. Financial instruments, including other prepaid and current assets, accounts payable and accrued liabilities are carried at cost, which approximates fair value. Debt is carried at amortized cost, which approximates fair value.

Property and Equipment, Net

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Excluding impairment losses recorded on assets held for sale, no other impairment losses have been recorded through December 31, 2014.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Research and Development

        Research and development expenses consist of costs incurred to further the Company's research and development activities and include salaries and related benefits, costs associated with study studies, nonclinical activities (such as toxicology studies), regulatory activities, manufacturing activities to support clinical activities, research-related overhead expenses, and fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company. Research and development costs are expensed as incurred.

In-Process Research and Development

        In April 2008, the Company acquired certain tangible research and development assets and intellectual property from Pfizer Inc. ("Pfizer"). As the acquired in-process research and development had not reached technological feasibility and had no alternative future uses in connection with this asset and intellectual property acquisition and the related purchase price allocation, the Company expensed $0.1 million as in-process research and development costs in 2008.

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

Warrants

        The Company accounts for its warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants classified as liabilities are recorded on the Company's balance sheet at their fair value on the date of issuance and are marked-to-market on each subsequent reporting period, with the fair value changes recognized in the statement of operations. Warrants classified as additional-paid-in-capital are recorded on the Company's balance sheet at their fair value on the date of issuance. The warrants are measured using the Black-Scholes option-pricing model subsequent to the pricing of the Company's IPO and a Monte Carlo valuation model for previous periods which are based, in part, upon inputs where there is little or no market data, requiring the Company to develop its own independent assumptions. (See Note 4).

Esperion Therapeutics, Inc.

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

Recent Accounting Pronouncements

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10 which improves financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities without reducing the relevance of information provided to users of financial statements. Under the amended guidance, issuers are no longer required to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the amendment which resulted in a reduction in disclosures previously relating to a development stage entity.

        In August 2014, the FASB issued ASU 2014-15 which requires management of public companies to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

3. Debt

Credit Facility

        In June 2014, the Company entered into a loan and security agreement (the "Credit Facility") with Oxford Finance LLC which provides for initial borrowings of $5.0 million under term loans ("Term A Loan") and additional borrowings of $15.0 million ("Term B Loan") at the Company's option, for a maximum of $20.0 million. On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan. The remaining $15.0 million available under Term B Loan becomes available to be drawn down, at the Company's sole discretion, until March 31, 2015, upon achieving positive development results in the Company's ongoing Phase 2b clinical study (a "Milestone Event"). All secured promissory notes issued under the Credit Facility are

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

3. Debt (Continued)

due on July 1, 2018 and are collateralized by substantially all of the Company's personal property, other than its intellectual property.

        The Company is obligated to make monthly, interest-only payments on Term A Loan until July 1, 2015 and, thereafter, to pay 36 consecutive equal monthly installments of principal and interest from August 1, 2015 through July 1, 2018. If a Milestone Event is achieved and the Company elects to make additional borrowings under the Term B Loan, the term of monthly, interest-only payments will be extended until January 1, 2016. Term A Loan bears interest at an annual rate of 6.40%. In the event the Company enters into Term B Loan, the interest rate will be the greater of (i) 6.40% or (ii) three month LIBOR rate three business days prior to the funding of the new term loan plus an additional 6.17%. In addition, a final payment equal to 8.0% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date or prepayment of the term loans. The Company is recognizing the final payment as interest expense using the effective interest method over the life of the Credit Facility.

        There are no financial covenants associated to the Credit Facility. However, so long as the Credit Facility is outstanding, there are negative covenants that limit or restrict the Company's activities, which include limitations on incurring indebtedness, granting liens, mergers or acquisitions, dispositions of assets, making certain investments, entering into certain transactions with affiliates, paying dividends or distributions, encumbering or pledging interest in its intellectual property and certain other business transactions. Additionally, the Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the loans under the Credit Facility, which includes cash. These events of default include, among other things, non-payment of any amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, inaccuracy of representations and warranties, cross default to material indebtedness and a material judgment against the Company. Upon the occurrence of an event of default, all obligations under the Credit Facility shall accrue interest at a rate equal to the fixed annual rate plus five percentage points.

        In connection with the borrowing of Term A Loan, the Company issued a warrant (the "Warrant") to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The Warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of Term A Loan. In addition, deferred financing costs of $0.1 million included in other prepaid and current assets on the consolidated balance sheet as of December 31, 2014 are amortized to interest expense using the effective-interest method over the same term. As of December 31, 2014, the remaining unamortized discount and debt issuance costs associated with the debt were $0.1 million and $0.1 million, respectively.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

3. Debt (Continued)

        Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2014	$—
2015	638
2016	1,604
2017	1,709
2018	1,049

Total	$5,000

        During the year ended December 31, 2014, the Company recognized $0.3 million of interest expense and made cash interest payments of $0.1 million related to the Credit Facility.

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

        The holders of the September convertible promissory notes received the benefit of a deemed conversion price of the September convertible promissory notes that were below the estimated fair value of the Series A convertible preferred stock at the time of their issuance. The fair value of this beneficial conversion feature was estimated to be $0.3 million. The fair value of this beneficial conversion feature was recorded to debt discount and amortized to interest expense using the effective interest method over the term of the convertible promissory notes. As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock in February 2013, the Company recorded the remaining accretion of the beneficial conversion feature of $0.2 million as interest expense during the year ended December 31, 2013.

        In connection with the issuance of the September and the November 2012 convertible promissory notes, the Company issued warrants to purchase shares of Series A preferred stock for an aggregate price of $9,700. The estimated fair value of the warrants at issuance was $0.3 million. The proceeds from the sale of the preferred stock and warrants were allocated with $9.4 million to the convertible promissory notes and $0.3 million to warrants. This resulted in a discount on the convertible promissory notes which was amortized into interest expense, using the effective interest method, over the life of the convertible promissory notes (see Note 4). The company recorded $0.1 million of interest expense for the accretion of the discount during the year ended December 31, 2012. As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock in February 2013, the Company recorded $0.2 million of interest expense for the accretion of this discount during the year ended December 31 2013.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

3. Debt (Continued)

        In April 2008, the Company acquired all of the capital stock of Esperion from Pfizer in exchange for a non-subordinated convertible note in the original principal amount of $5.0 million. This convertible promissory note had a maturity date of April 28, 2018. The note bore interest at 8.931% annually, payable semiannually on June 30 and December 31 by adding such unpaid interest to the principal of the note, which would thereafter accrue interest. The Company accrued interest of $0.3 million and $0.6 million during the years ended December 31, 2013 and 2012, respectively. In May 2013 the Company entered into a stock purchase agreement with Pfizer Inc. and sold 6,750,000 shares of Series A-1 preferred stock at a price of $1.1560 per share, which was the fair value at the transaction date. The purchase price was paid through the cancellation of all outstanding indebtedness, including accrued interest, under the Pfizer convertible promissory note, which had an outstanding balance, including accrued interest, of $7.8 million as of May 29, 2013. The Series A-1 preferred stock issued in connection with this transaction was subsequently converted into 966,218 shares of common stock upon completion of the IPO on July 1, 2013.

4. Warrants

        In connection with the Credit Facility entered into in June 2014, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19. The warrant will terminate on the earlier of June 30, 2019 and the closing of a merger or consolidation transaction in which the Company is not the surviving entity. The warrant was recorded at fair value of $0.1 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the debt proceeds. The Company estimated the fair value of the warrant using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrant. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrant. The expected remaining life of the warrant is assumed to be equivalent to its remaining contractual term.

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

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

4. Warrants (Continued)

        The assumptions used in calculating the estimated fair market value at each reporting period prior to the closing of the Company's IPO represented the Company's best estimate, however, do involve inherent uncertainties. The estimated fair value of the warrants was determined using the Monte Carlo valuation model which totaled $0.3 million and was comprised of $0.1 million and $0.2 million as of and for the September and November 2012 financing, respectively, and was recorded as a discount on the related convertible promissory notes and amortized as interest expense over the term of the convertible promissory notes. Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Monte Carlo model was used prior to the closing of the Company's IPO to appropriately value the potential future exercise price based on various exit scenarios. This requires Level 3 inputs which are based on the Company's estimates of the probability and timing of potential future financings.

        Upon the closing of the Company's IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. The 277,690 warrants outstanding as of December 31, 2014 expire in February 2018. During the years ended December 31, 2014, 2013 and 2012, the Company recognized a gain/(loss) of $0, $(2.6 million) and less than $0.1 million, respectively, relating to the change in the fair value of the warrant liability.

        As of December 31, 2014, the Company had warrants outstanding that were exercisable for a total of 285,920 shares of common stock at a weighted-average exercise price of $7.23 per share.

5. Commitments and contingencies

        In February 2014, the Company entered into an operating lease agreement for its principal executive offices located in Ann Arbor, Michigan commencing in April 2014 with a term of 63 months. The Company's lease provides for fixed monthly rent for the term of the lease, with monthly rent increasing every 12 months subsequent to the first three months of the lease, and also provides for certain rent adjustments to be paid as determined by the landlord.

        In May 2014, the Company entered into the third amendment to the operating lease agreement for its laboratory facility in Plymouth, Michigan. The amendment provides in part that (i) the expiration date of the term of the lease is extended from April 2014 to April 2017, (ii) the rentable laboratory space is adjusted to 3,045 square feet, (iii) the Company's proportionate share of the landlord's expenses and taxes is adjusted to 7.40%, (iv) the Company may exercise its option to renew the lease for one term of three years through written notice to the landlord by February 2017 and (v) the annual base rent under the lease is decreased to $37,000, subject to increase and adjustments provided in the lease.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

5. Commitments and contingencies (Continued)

        The total rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $0.3 million, $0.3 million and $0.3 million, respectively. The following table summarizes the Company's future minimum lease payments as of December 31, 2014:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease	$552	$133	$251	$168	$—

Total	$552	$133	$251	$168	$—

        The Company also holds a license agreement in which it is obligated to make future minimum annual payments of $50,000 in years where there is not a milestone payment required under the terms of the agreement (see Note 14). Further, the Company is contractually obligated to issue up to an aggregate of 11,451 shares of common stock upon meeting various future milestones set forth in the agreement.

6. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2014	2013
	(in thousands)
Lab equipment	$519	$511
Computer equipment	110	100
Software	74	119
Furniture and fixtures	320	11
Leasehold improvements	158	21
Assets in Progress	2	7

Subtotal	1,183	769
Less accumulated depreciation and amortization	403	688

Property and equipment, net	$780	$81

        Depreciation expense was $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued compensation	$313	$667
Accrued professional fees	167	210
Accrued franchise and property taxes	107	95
Accrued interest	104	—
Accrued other	144	115

Total other accrued liabilities	$835	$1,087

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

8. Investments

        The following table summarizes the Company's cash equivalents and investments:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$357	$—	$—	$357

Short-term investments:
Certificates of deposit	2,934	—	—	2,934
U.S treasury notes	9,020	4	—	9,024
U.S. government agency securities	8,853	—	(8)	8,845
Long-term investments:
Certificates of deposit	1,848	—	—	1,848
U.S. treasury notes	2,494	—	(5)	2,489
U.S. government agency securities	31,454	—	(50)	31,404

Total	$56,960	$4	$(63)	$56,901

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$5,356	$—	$—	$5,356

Short-term investments:
U.S treasury notes	2,071	—	—	2,071
U.S. government agency securities	1,454	—	—	1,454
Long-term investments:
Certificates of deposit	238	—	—	238
U.S. treasury notes	9,116	3	(2)	9,117
U.S. government agency securities	8,187	1	(5)	8,183

Total	$26,422	$4	$(7)	$26,419

        At December 31, 2014, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

        There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income to other income (expense) in the Statement of Operations during the year ended December 31, 2014.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

9. Fair Value Measurements

        The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;
Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and
Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

        The following table presents the Company's financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2014
Assets:
Money market funds	$357	$357	$—	$—
Available-for-sale securities:
Certificates of deposit	4,782	4,782	—	—
U.S. treasury notes	11,513	11,513	—	—
U.S. government agency securities	40,249	—	40,249	—

Total assets at fair value	$56,901	$16,652	$40,249	$—

December 31, 2013
Assets:
Money market funds	$5,356	$5,356	$—	$—
Available-for-sale securities:
Certificates of deposit	238	238	—	—
U.S. treasury notes	11,188	11,188	—	—
U.S. government agency securities	9,637	—	9,637	—

Total assets at fair value	$26,419	$16,782	$9,637	$—

        There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2014 or December 31, 2013.

Fair Value Measurements on a Nonrecurring Basis

        In addition to items that are measured at fair value on a recurring basis, the Company also measures assets held for sale at the lower of its carrying amount or fair value on a nonrecurring basis. The Company recognized an impairment expense and other losses relating to assets held for sale during the year ended December 31, 2014, 2013, and 2012 of $0, less than $0.1 million, and

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

9. Fair Value Measurements (Continued)

$0.1 million based on recent market sales data for similar equipment less the related costs to sell and recent purchase offers, which are Level 3 inputs. There are no assets held for sale as of December 31, 2014.

10. Convertible Preferred Stock and Stockholders' Equity

        In January 2012 the Company issued $6.0 million of 10% convertible promissory notes to certain existing investors for cash. In September and November 2012, the Company issued an aggregate of $9.7 million of 10% convertible promissory notes to certain existing investors for cash. In February 2013, these convertible promissory notes, with an outstanding principal of $15.7 million and accrued interest of $0.9 million, were amended and then converted into 16,623,092 shares of Series A preferred stock, in accordance with their terms and at their conversion price of $1.00 per share, and following such conversion, the notes were cancelled. Each share of Series A preferred stock issued in the financing was convertible into 0.143 shares of common stock upon the closing of the Company's IPO.

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

        Upon the closing of the Company's IPO on July 1, 2013, all of the outstanding shares of convertible preferred stock were converted into 9,210,999 shares of common stock. As of December 31, 2014, the Company did not have any convertible preferred stock issued or outstanding.

11. Stock Compensation

2013 Stock Option and Incentive Plan

        On June 7, 2013, the Company's stockholders approved the 2013 Stock Option and Incentive Plan (the "2013 Plan"), which became effective on June 25, 2013. The number of shares of stock reserved and available for issuance under the 2013 Plan is the sum of (i) 1,100,000, plus (ii) 54,129 shares originally reserved under the Company's 2008 Incentive Stock Option and Restricted Stock Plan (the "2008 Plan") that became available for issuance under the 2013 Plan upon completion of the Company's initial public offering, plus (iii) the shares underlying any awards granted under the 2008 Plan that are forfeited, canceled, held back upon the exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise). Additionally, on each January 1 the number of shares reserved and available for issuance under the 2013 Plan shall be cumulatively increased by two and a half percent of the number of shares issued and outstanding on

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

11. Stock Compensation (Continued)

the immediately preceding December 31 or such lesser number of shares as determined by the plan administrator.

2008 Stock Option and Restricted Stock Plan

        In April 2008, the Company adopted the 2008 Plan, administered by the Board of Directors or a committee appointed by the Board of Directors. The 2008 Plan provides for the granting of stock options and restricted stock to employees and nonemployees of the Company. Options granted under the 2008 Plan may either be incentive stock options ("ISOs"), restricted stock awards ("RSAs") or nonqualified stock options ("NQSOs"). Stock options and restricted stock grants may be granted to employees, directors and consultants.

        Stock awards under the 2008 Plan may be granted for up to ten years from the adoption of the 2008 Plan at prices no less than 100 percent of the fair value of the shares on the date of the grant as determined by (i) the closing price of the Company's common stock on any national exchange, (ii) the National Association of Securities Dealers Inc. Automated Quotation System ("NASDAQ"), if so authorized for quotation as a NASDAQ security, or (iii) by reasonable application of a reasonable valuation method. The valuation methods utilized by the Company are consistent with the AICPA Technical Practice Aid.

        Under the 2013 Plan and the 2008 Plan the vesting of options granted or restricted awards given will be determined individually with each option grant. Generally, 25 percent of the granted amount will vest upon the first anniversary of the option grant with the remainder vesting ratably on the first day of each calendar quarter for the following three years. Stock options have a 10 year life and expire if not exercised within that period, or if not exercised within 90 days of cessation of providing service to the Company.

        The following table summarizes the activity relating to the Company's options to purchase common stock for the year ended December 31, 2014:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2013	1,401,101	$9.59	8.95	$7,755
Granted	561,500	$15.03
Forfeited or expired (vested and unvested)	(125,052)	$12.97
Exercised	(107,963)	$4.38

Outstanding at December 31, 2014	1,729,586	$11.44	8.43	$50,155

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

11. Stock Compensation (Continued)

        The following table summarizes information about the Company's stock option plan as of December 31, 2014:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at December 31, 2014	1,671,313	$11.37	8.41	$48,588

Exercisable at December 31, 2014	752,397	$6.61	7.58	$25,452

        The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $0.2 million and less than $0.1 million, respectively.

        The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees and non-employees during the period from December 31, 2012 to December 31, 2014, using the Black-Scholes option pricing model:

	Year ended December 31,
	2014	2013	2012
Risk-free interest rate	1.81%	1.45%	0.85%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.32	6.26	6.25
Volatility	75%	74%	80%

        The risk-free interest rate assumption was based on the United States Treasury's rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company's expectation of not paying dividends in the foreseeable future. The weighted-average expected life of the options was calculated using the simplified method as prescribed by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB No. 107"). This decision was based on the lack of relevant historical data due to the Company's limited historical experience. In addition, due to the Company's limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

        The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2014, 2013, and 2012 were $10.15, $7.14, and $1.33 respectively. During the years ended December 31, 2014, 2013, and 2012, the Company recognized stock-based compensation expense of $3.7 million, $1.2 million, and $0.1 million, respectively.

        As of December 31, 2014, there was approximately $9.3 million of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 2.9 years.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

12. Employee Benefit Plan

        During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the "401(k) Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. There have been no Company contributions to the 401(k) Plan during 2014, 2013, or 2012.

13. Income Taxes

        There was no provision for income taxes for the years ended December 31, 2014, 2013 and 2012 because the Company has incurred operating losses since inception. At December 31, 2014, the Company has concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

        As of December 31, 2014, 2013 and 2012, the Company had deferred tax assets, before valuation allowance, of approximately $34.2 million, $22.8 million and $14.4 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

        As of December 31, 2014, 2013 and 2012, the Company had federal net operating loss carryforwards of approximately $95.1 million, $62.3 million and $40.5 million, respectively. The federal net operating loss will expire at various dates beginning in 2028, if not utilized. As of December 31, 2014, 2013 and 2012, the Company had state net operating loss carryforwards of approximately $16.6 million, $33.1 million and $11.3 million, respectively. The state net operating loss will expire at various dates beginning in 2022, if not utilized. The Company has $0.5 million of NOLs related to excess tax benefits generated upon the settlement of stock awards that increased a current year net operating loss. The Company cannot record the benefit of these losses in the financial statements until the losses are utilized to reduce its income taxes payable at which time it will recognize the tax benefit in equity.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2014	2013	2012
Federal income tax (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in Tax Rate	2.1%	—%	—%
Permanent items	1.0%	4.9%	0.4%
Other	0.1%	—%	(0.2)%
Change in valuation allowance	30.8%	29.1%	33.8%

Effective income tax rate	0.0%	0.0%	0.0%

        If the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, a Section 382 ownership change could be deemed to have occurred. If a section 382 change occurs, the Company's future utilization of the net operating loss carryforwards and credits as of the ownership change will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

13. Income Taxes (Continued)

provisions. Such an annual limitation may result in the expiration of net operating losses before utilization.

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2014, the Company had no unrecognized tax benefits or related interest and penalties accrued.

        Significant components of the Company's deferred tax assets are summarized in the table below:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$33,099	$22,485
Equity Compensation	971	206
Temporary differences	138	113

Total deferred tax assets	34,208	22,804
Valuation allowance	(34,208)	(22,804)

Net deferred tax assets	$—	$—

14. License Agreement

        In December 2011, the Company entered into a license agreement for certain U.S. and foreign patents and patent applications regarding new high-density lipoprotein therapies to treat cardiovascular disease in exchange for 2,862 shares of common stock, plus an issue fee of $50,000. The license agreement will expire in 2028, which is the date of the last to expire of the licensed patents. The Company recorded the common stock, which was valued at its fair value of $4,400, and the issue fee within general and administrative expenses in the statements of operations.

        The license agreement provides for a minimum annual payment of $50,000 for any years in which a milestone is not achieved, fully creditable against any earned royalties per calendar year. In addition, the Company is also contractually obligated to issue up to an aggregate of 11,451 shares of common stock upon various milestones set forth in the agreement.

        Milestone achievement payments are due within 30 days of the milestone achievement. No milestones have been achieved to date under the license agreement. Additionally, the agreement provides for the Company to reimburse the patent holder for certain patent costs during the term of the agreement. The Company recognized expense associated with this license agreement of $50,000 during each of the years ended December 31, 2014, 2013 and 2012, in general and administrative expenses.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

15. Net Loss Per Common Share

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

        The shares outstanding at the end of the respective periods presented below, after giving effect for the 1-for-6.986 reverse stock split, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31, 2014	December 31, 2013
Warrants for common stock	285,920	277,690
Common shares under option	1,729,586	1,401,101
Unvested restricted stock	9,551	16,703

Total potential dilutive shares	2,025,057	1,695,494

16. Selected Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the last two years:

	2014
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$5,400	$6,528	$7,174	$6,200
General and administrative	2,490	2,726	2,526	3,180

Total operating expenses	7,890	9,254	9,700	9,380
Loss from operations:	(7,890)	(9,254)	(9,700)	(9,380)

Interest expense	—	(1)	(135)	(134)
Change in fair value of warrant liability	—	—	—	—
Other income (expense), net	16	17	29	57

Net loss	$(7,874)	$(9,238)	$(9,806)	$(9,457)

Net loss per common share (basic and diluted)	$(0.51)	$(0.60)	$(0.64)	$(0.49)
Weighted-average shares outstanding (basic and diluted)	15,369,055	15,399,018	15,432,641	19,276,639

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

16. Selected Quarterly Financial Data (Unaudited) (Continued)

	2013
	March 31	June 30	September 30	December 31
Operating expenses:
Research and development	$2,093	$3,100	$3,483	$7,338
General and administrative	1,251	1,172	1,924	2,398

Total operating expenses	3,344	4,272	5,407	9,736
Loss from operations:	(3,344)	(4,272)	(5,407)	(9,736)

Interest expense	(828)	(108)	—	—
Change in fair value of warrant liability	(42)	(2,545)	—	—
Other income (expense), net	(25)	4	169	46

Net loss	$(4,239)	$(6,921)	$(5,238)	$(9,690)

Net loss per common share (basic and diluted)	$(12.24)	$(19.82)	$(0.34)	$(0.63)
Weighted-average shares outstanding (basic and diluted)	346,478	349,170	15,253,704	15,340,713

Exhibit List

Exhibit No.		Exhibit Index
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)
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
4.6		Warrant dated June 30, 2014 issued to Oxford Finance LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on July 2, 2014)
10.1	*
License Agreement between Pfizer Inc. and the Registrant dated April 28, 2008 and amended on November 17, 2010 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)
10.2
Lease by and between the Registrant and Michigan Life Science and Innovation Center LLC dated October 2, 2008 and amended on November 15, 2011 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)
10.3
Third Amendment to Lease by and between the Registrant and the Michigan Land Bank Fast Track Authority dated May 1,2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014, File No. 001-35986, filed on August 12, 2014)
10.4
Valley Ranch Business Park Lease by and between the Registrant and McMullen SPE, LLC, dated February 4, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on February 7, 2014)
10.5
Form of Officer Indemnification Agreement entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

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
10.14	#
Offer Letter, dated July 28, 2014, between the Registrant and Narendra D. Lalwani (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No, 001-35986, filed on July 31, 2014)
10.15
Loan and Security Agreement, dated June 30, 2014, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on July 2, 2014).
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)
23.1	**	Consent of Ernst & Young LLP
31.1	**
Certification of Principal Executive Officer and Principle Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of Principal Executive Officer and Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Document

Exhibit No.		Exhibit Index
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Link Document.

(#)
Management contract or compensatory plan or arrangement.

(*)
Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

(**)
Filed herewith.

(***)
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.