Form 10-Q
period 2015-03-31
Esperion Therapeutics, Inc.
filed 2015-05-07
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 1, 2015, there were 22,459,588 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$208,641	$85,038
Short-term investments	69,467	20,803
Prepaid clinical development costs	1,053	366
Other prepaid and current assets	665	492
Total current assets	279,826	106,699

Property and equipment, net	728	780
Intangible assets	56	56
Long-term investments	44,611	35,741
Total assets	$325,221	$143,276

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,899	$2,040
Current portion of long-term debt	1,030	638
Accrued clinical development costs	1,958	1,978
Other accrued liabilities	1,052	835
Total current liabilities	6,939	5,491
Long-term debt, net of discount and issuance costs	3,855	4,231
Total liabilities	$10,794	$9,722

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2015 and December 31, 2014; no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 22,455,338 shares issued and 22,447,575 outstanding at March 31, 2015 and 20,352,876 shares issued and 20,343,325 outstanding at December 31, 2014	22	20
Additional paid-in capital	430,348	238,031
Accumulated other comprehensive loss	(39)	(59)
Accumulated deficit	(115,904)	(104,438)
Total stockholders’ equity	314,427	133,554
Total liabilities and stockholders’ equity	$325,221	$143,276

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$7,390	$5,400
General and administrative	4,035	2,490
Total operating expenses	11,425	7,890
Loss from operations	(11,425)	(7,890)

Interest expense	(134)	—
Other income, net	93	16
Net loss	$(11,466)	$(7,874)
Net loss per common share (basic and diluted)	$(0.56)	$(0.51)
Weighted-average shares outstanding (basic and diluted)	20,589,293	15,369,055

Other comprehensive income:
Unrealized gain on investments	$20	$3
Total comprehensive loss	$(11,446)	$(7,871)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(11,466)	$(7,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	59	12
Amortization of debt discount	8	—
Amortization of debt issuance costs	8	—
Amortization of premiums and discounts on investments	27	53
Stock-based compensation expense	2,072	741
Loss related to assets held for sale	—	6
Loss on sale of assets	—	11
Changes in assets and liabilities:
Prepaids and other assets	(860)	(1,028)
Accounts payable	813	(159)
Other accrued liabilities	76	(866)
Net cash used in operating activities	(9,263)	(9,104)

Investing activities
Purchases of investments	(70,354)	(3,000)
Proceeds from sales/maturities of investments	12,813	4,426
Purchase of property and equipment	(7)	(273)
Net cash (used in) provided by investing activities	(57,548)	1,153

Financing activities
Proceeds from issuance of common stock, net of issuance costs	190,150	—
Proceeds from exercise of common stock options	264	52
Net cash provided by financing activities	190,414	52

Net increase (decrease) in cash and cash equivalents	123,603	(7,899)
Cash and cash equivalents at beginning of period	85,038	56,537
Cash and cash equivalents at end of period	$208,641	$48,638

Supplemental disclosure of cash flow information:
Offering costs not yet paid	$173	$—

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

The Company is an emerging pharmaceutical company whose planned principal operations are focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (“LDL-cholesterol”) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, or bempedoic acid, the Company’s lead product candidate, is a first-in-class, orally available, once-daily small molecule designed to lower elevated LDL-cholesterol levels and avoid the side effects associated with currently available LDL-cholesterol lowering therapies. ETC-1002 is being developed for patients with primary hyperlipidemia and mixed dyslipidemia. The Company’s two completed Phase 2b clinical studies build upon a successful and comprehensive Phase 1 and Phase 2 clinical development program for ETC-1002. The Company plans to hold an End-of-Phase 2 meeting with the Food and Drug Administration (“FDA”) in the third quarter of 2015 and expects to initiate its Phase 3 program for ETC-1002 by the end of 2015. The Company owns the exclusive worldwide rights to ETC-1002.

The Company’s primary activities since incorporation have been conducting research and development activities, including nonclinical, preclinical and clinical testing, performing business and financial planning, recruiting personnel and raising capital. Accordingly, the Company has not commenced principal operations and is subject to risks and uncertainties which include the need to research, develop and clinically test potential therapeutic products; obtain regulatory approvals for its products and commercialize them, if approved; expand its management and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.

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

On March 24, 2015, the Company completed an underwritten public offering of 2,012,500 shares of common stock, including 262,500 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All the shares were offered by the Company at a price to the public of $100.00 per share. The aggregate net proceeds received by the Company from the offering were $190.0 million, net of underwriting discounts and commissions and expenses payable by the Company.

Basis of Presentation

The accompanying condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

2. Summary of Significant Accounting Policies

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03 which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. The Company early-adopted the amendment effective January 1, 2015, which resulted in a change in the balance sheet presentation of net debt; in prior period disclosures the debt issuance costs related to the Company’s debt liability were presented on the balance sheet as deferred charges within “Other prepaid and current assets”. Upon adoption of the amended guidance, the debt issuance costs associated with the Company’s debt liability are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Within the March 31, 2015, and December 31, 2014, balance sheets, “Long-term debt, net of discount and issuance costs” includes $0.1 million and $0.1 million, respectively, of debt issuance costs.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

3. Debt

In June 2014, the Company entered into a loan and security agreement (the “Credit Facility”) with Oxford Finance LLC which provided for an initial borrowing of $5.0 million under the term loan (the “Term A Loan”) and additional borrowings of $15.0 million (the “Term B Loan”) at the Company’s option, for a maximum of $20.0 million. On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan. Upon achieving positive clinical development results in March 2015, the remaining $15.0 million under the Term B Loan became available to be drawn down, at the Company’s sole discretion, until March 31, 2015. The Company did not elect to draw down the Term B Loan as of March 31, 2015. The secured promissory notes issued under the Credit Facility are due on July 1, 2018, and are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

The Company is obligated to make monthly, interest-only payments on the Term A Loan until July 1, 2015, and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from August 1, 2015, through July 1, 2018. The Term A Loan bears interest at an annual rate of 6.40%. In addition, a final payment equal to 8.0% of the Term A Loan is due upon the earlier of the maturity date or prepayment of the term loan. The Company is recognizing the final payment as interest expense using the effective interest method over the life of the Credit Facility.

There are no financial covenants associated to the Credit Facility. However, so long as the Credit Facility is outstanding, there are negative covenants that limit or restrict the Company’s activities, which include limitations on incurring indebtedness, granting liens, mergers or acquisitions, dispositions of assets, making certain investments, entering into certain transactions with affiliates, paying dividends or distributions, encumbering or pledging interest in its intellectual property and certain other business transactions. Additionally, the Credit Facility also includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the loans under the Credit Facility, which includes cash. These events of default include, among other things, non-payment of any amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, inaccuracy of representations and warranties, cross default to material indebtedness and a material judgment against the Company. Upon the occurrence of an event of default, all obligations under the Credit Facility shall accrue interest at a rate equal to the fixed annual rate plus five percentage points.

In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, deferred financing costs of $0.1 million included in long-term debt on the condensed balance sheet as of March 31, 2015, are amortized to interest expense using the effective-interest method over the same term. As of March 31, 2015, the remaining unamortized discount and debt issuance costs associated with the debt were $0.1 million and $0.1 million, respectively.

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2015	638
2016	1,604
2017	1,709
2018	1,049
Total	$5,000

During the three months ended March 31, 2015, the Company recognized $0.1 million of interest expense and made cash interest payments of $0.1 million related to the Credit Facility.

4. Warrants

In connection with the Credit Facility entered into in June 2014, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19. The warrant will terminate on the earlier of June 30, 2019, and the closing of a merger or consolidation transaction in which the Company is not the surviving entity. The warrant was recorded at fair value of $0.1 million to additional-paid-in-capital in accordance with Accounting Standards Codification (“ASC”) 815-10 based upon the allocation of the debt proceeds. The Company estimated the fair value of the warrant using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrant. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrant. The expected remaining life of the warrant is assumed to be equivalent to its remaining contractual term.

In connection with its various convertible note financing transactions entered into prior to its initial public offering in July 2013, (the “IPO”), the Company issued warrants to purchase shares of preferred stock which had provisions where the underlying issuance was contingently redeemable based on events outside the Company’s control and were recorded as a liability in accordance with ASC 480-10. The warrants were classified as liabilities and were recorded on the Company’s balance sheet at fair value on the date of issuance and marked-to-market on each subsequent reporting period, with the fair value changes recognized in the statement of operations. Subsequent to the pricing of its IPO, the Company estimated the fair values of the warrants at each reporting period using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrants, the risk free interest rate and the fair value of the common stock underlying the warrants. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrants. The risk free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to their remaining contractual term. Prior to the pricing of the IPO, a Monte Carlo valuation model was utilized to estimate the fair value of the warrants based on the probability and timing of future financings.

Upon the closing of the Company’s IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. During the three months ended March 31, 2015, 29,330 warrants were net exercised for 25,445 shares of the Company’s common stock. The remaining 248,360 warrants outstanding as of March 31, 2015, expire in February 2018.

As of March 31, 2015, the Company had warrants outstanding that were exercisable for a total of 256,590 shares of common stock at a weighted-average exercise price of $7.25 per share.

5. Investments

The following table summarizes the Company’s cash equivalents and investments:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$357	$—	$—	$357
Short-term investments:
Certificates of deposit	5,083	—	(1)	5,082
U.S. treasury notes	5,505	3	—	5,508
U.S. government agency securities	58,898	2	(23)	58,877
Long-term investments:
Certificates of deposit	5,741	—	—	5,741
U.S. treasury notes	2,495	1	—	2,496
U.S. government agency securities	36,395	2	(23)	36,374
Total	$114,474	$8	$(47)	$114,435

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$357	$—	$—	$357
Short-term investments:
Certificates of deposit	2,934	—	—	2,934
U.S treasury notes	9,020	4	—	9,024
U.S. government agency securities	8,853	—	(8)	8,845
Long-term investments:
Certificates of deposit	1,848	—	—	1,848
U.S. treasury notes	2,494	—	(5)	2,489
U.S. government agency securities	31,454	—	(50)	31,404
Total	$56,960	$4	$(63)	$56,901

At March 31, 2015, and December 31, 2014, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income in the Statements of Operations during the three months ended March 31, 2015.

6. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2015
Assets:
Money market funds	$357	$357	$—	$—
Available-for-sale securities:
Certificates of deposit	10,823	10,823	—	—
U.S. treasury notes	8,004	8,004	—	—
U.S. government agency securities	95,251	—	95,251	—
Total assets at fair value	$114,435	$19,184	$95,251	$—
December 31, 2014
Assets:
Money market funds	$357	$357	$—	$—
Available-for-sale securities:
Certificates of deposit	4,782	4,782	—	—
U.S. treasury notes	11,513	11,513	—	—
U.S. government agency securities	40,249	—	40,249	—
Total assets at fair value	$56,901	$16,652	$40,249	$—

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2015.

7. Stock Compensation

2013 Stock Option and Incentive Plan

The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2015:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2014	1,729,586	$11.44	8.43	$50,155
Granted	611,600	$58.79
Forfeited or expired	(10,988)	$16.30
Exercised	(64,517)	$4.10
Outstanding at March 31, 2015	2,265,681	$24.41	8.80	$156,460

The following table summarizes information about the Company’s stock option plan as of March 31, 2015:

	Number of Options	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at March 31, 2015	2,174,929	$23.95	8.78	$151,135
Exercisable at March 31, 2015	749,429	$7.52	7.87	$63,760

As of March 31, 2015, there was approximately $30.1 million of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.5 years.

8. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2015 and 2014 because the Company has incurred operating losses since inception. At March 31, 2015, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31, 2015	December 31, 2014

Warrants for common stock	256,590	285,920
Common shares under option	2,265,681	1,729,586
Unvested restricted stock	7,763	9,551
Total potential dilutive shares	2,530,034	2,025,057

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K dated December 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our clinical development plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development of ETC-1002, to be materially different from any future results, performance or achievements, including in relation to the clinical development of ETC-1002, expressed or implied by these forward-looking statements.

Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other similar terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and that could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those referred to or discussed in or incorporated by reference into the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements in this report represent our views as of the date of this quarterly report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Corporate Overview

We are an emerging pharmaceutical company focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (LDL-cholesterol) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, or bempedoic acid, our lead product candidate, is a first-in-class, orally available, once-daily small molecule designed to lower elevated LDL-cholesterol levels and avoid the side effects associated with currently available LDL-cholesterol lowering therapies. ETC-1002 is being developed for patients with primary hyperlipidemia and mixed dyslipidemia. Our two completed Phase 2b clinical studies build upon a successful and comprehensive Phase 1 and Phase 2 clinical development program for ETC-1002. We plan to hold an End-of-Phase 2 meeting with the Food and Drug Administration (FDA) in the third quarter of 2015 and we expect to initiate our Phase 3 program for ETC-1002 by the end of 2015. We own the exclusive worldwide rights to ETC-1002.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing ETC-1002, which is currently finishing Phase 2 clinical studies. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness and we have incurred losses in each year since our inception.

On March 24, 2015, we completed an underwritten public offering of 2,012,500 shares of common stock, including 262,500 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All the shares were offered by us at a price to the public of $100.00 per share. The aggregate net proceeds received by us from the offering were $190.0 million, net of underwriting discounts and commissions and expenses payable by us.

We have not commenced principal operations and do not have any products approved for sale.  To date, we have not generated any revenue. We have never been profitable and our net losses were $11.5 million and $7.9 million for the three months ended March 31, 2015 and 2014, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

•        completing the clinical development of ETC-1002;

•        undertaking development activities on a fixed-dose combination of ETC-1002 and ezetimibe;

•        initiating a cardiovascular outcomes trial for high-risk patients who have had a cardiovascular event;

•        seeking regulatory approval for ETC-1002;

•        commercializing ETC-1002; and

•        operating as a public company.

Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or through other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy or continue operations. We will need to generate significant revenues to achieve profitability and we may never do so.

Product Overview

ETC-1002, our lead product candidate, is a first-in-class, orally available, once-daily small molecule designed to lower elevated LDL-cholesterol levels and avoid the side effects associated with currently available LDL-cholesterol lowering therapies. We acquired the rights to ETC-1002 from Pfizer in 2008. We own the exclusive worldwide rights to ETC-1002 and we are not obligated to make any royalty or milestone payments to Pfizer.

During the three months ended March 31, 2014, we incurred $3.2 million in expenses related to our Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance (ETC-1002-008) and our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009).

During the three months ended March 31, 2015, we incurred $4.3 million in expenses related to our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009) and our Phase 2 clinical study in patients with hypercholesterolemia and hypertension (ETC-1002-014).

We also have two other early-stage programs. We licensed one of these product candidates from the Cleveland Clinic Foundation (CCF) and are obligated to make certain royalty and milestone payments (consisting of cash and common stock) to CCF, including a minimum annual cash payment of $50,000 during years when a milestone payment is not met. No milestone or royalty payments will be due to any third-party in connection with the development and commercialization of our other preclinical product candidate, ESP41091.

Program Developments

ETC-1002-009—Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy

On March 17, 2015, we announced top-line Phase 2b results for our ETC-1002-009 clinical study. ETC-1002-009 was a 12-week Phase 2b clinical study in 134 randomized patients. The primary endpoint of this clinical study was to assess the LDL-cholesterol lowering efficacy of ETC-1002 in patients with hypercholesterolemia already on stable statin therapy. Secondary endpoints included assessment of the dose response of ETC-1002, assessment of the effect of ETC-1002 on additional lipid and cardiometabolic risk markers including high-sensitivity C-reactive protein (hsCRP) and characterization of safety, tolerability and rates of muscle-related adverse events (AEs). While analyses of the complete efficacy and safety results from ETC-1002-009 are ongoing, the top-line results of this clinical study are summarized as follows:

LDL-cholesterol Percent Change from Baseline to Week 12 Endpoint

				LDL-		Average Additional Percent Change from Baseline,
		LDL-		cholesterol		Beyond Stable
		cholesterol		Week 12		Statin Therapy
		Baseline		Endpoint		Alone
Treatment Group	Number of Patients	Mean (SD) mg/dL		Mean (SD) mg/dL		LS Mean (SE)		P Value vs. placebo
ETC-1002 120 mg	41	134	(20)	112	(27)	–17	%(4)	0.0055
ETC-1002 180 mg	43	143	(28)	104	(31)	–24	%(4)	<0.0001
Placebo	43	132	(22)	128	(31)	–4	%(4)	—

LS = least squares; SD = standard deviation; SE = standard error; mITT population

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment	Number of Patients	Baseline Level (mg/L)	Median Change, Beyond Stable Statin Therapy Alone	P Value vs. placebo
ETC-1002 120 mg	38	1.80	–22%	0.26
ETC-1002 180 mg	38	1.95	–30%	0.08
Placebo	39	1.70	0%	—

mITT population

•                  LDL-cholesterol levels after 12 weeks of treatment of ETC-1002, the primary endpoint of the study, were reduced by an additional 17% (p=0.0055) for patients dosed with ETC-1002 120 mg and 24% (p<0.0001) for patients dosed with ETC-1002 180 mg, beyond stable statin therapy alone, compared to an average reduction of 4% for patients who received placebo.

•                  hsCRP, a marker of inflammation in coronary disease, was reduced by an additional 22% (p=0.26) for patients dosed with ETC-1002 120 mg and 30% (p=0.08) with ETC-1002 180 mg, beyond stable statin therapy alone, after twelve weeks of therapy versus 0% reduction with placebo.

•                  Discontinuation rates for ETC-1002 were low, less than those seen with placebo and were not muscle-related.

ETC-1002-014—Phase 2 clinical study in patients with hypercholesterolemia and hypertension

The ETC-1002-014 Phase 2 clinical study is a randomized, double-blind, multi-center, placebo-controlled study that is evaluating 180 mg of ETC-1002 versus placebo for six weeks in 144 patients with both hypercholesterolemia and hypertension. The primary objective of the study is to assess the LDL-cholesterol lowering efficacy of ETC-1002 monotherapy versus placebo and secondary objectives include assessing the effect of ETC-1002 on blood pressure using both traditional cuff measurements as well as 24-hour ambulatory blood pressure monitoring, on other lipid and cardiometabolic risk markers and characterizing the tolerability and safety of ETC-1002. We initiated ETC-1002-014 in July 2014, and expect to report top-line results from this study in the middle of 2015.

Phase 3 Clinical Studies

The overall Phase 3 program will be based on agreed upon study designs/duration and size resulting from an End-of-Phase 2 meeting with the FDA, which we expect to occur in the third quarter of 2015. We will conduct these Phase 3 clinical studies in a larger number of patients, approximately 4,000 in total, to further evaluate the safety and efficacy of ETC-1002.

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

FDA Action Related to Partial Clinical Holds

In 2009, upon submission of the original IND for ETC-1002, the FDA had determined that ETC-1002 was a potential peroxisome proliferator activated receptor (PPAR) agonist and as a result was subject to a partial clinical hold. The partial clinical hold permitted clinical studies of up to six months in duration for ETC-1002, but required us to evaluate the drug candidate in two-year rat and mouse carcinogenicity studies before initiating clinical studies of longer than six months in duration. On January 12, 2015, we announced the submission to the FDA of a complete response to the PPAR partial clinical hold. On February 2, 2015, we announced that the FDA removed the PPAR partial clinical hold on ETC-1002. The removal of the PPAR partial clinical hold by the FDA will allow us to conduct clinical studies of longer than six months in duration, including the planned Phase 3 two-year safety study.

In 2012, the FDA limited our ability to dose ETC-1002 above 240 mg in our clinical studies with a partial clinical hold for doses above this level. On January 12, 2015, we announced the submission to the FDA of a response to the 240 mg partial clinical hold and we are actively communicating with the FDA to remove the partial clinical hold. The selected dosing range for ETC-1002 in our indication of primary hyperlipidemia and mixed dyslipidemia is up to 180 mg and, accordingly, this partial clinical hold does not impact our planned development of ETC-1002 in primary hyperlipidemia and mixed dyslipidemia.

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

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical, preclinical and clinical studies. Our research and development expenses consist primarily of costs incurred in connection with the development of ETC-1002, which include:

•        expenses incurred under agreements with consultants, contract research organizations (CROs) and investigative sites that conduct our preclinical and clinical studies;

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

Our research and development expenses are expected to increase in the foreseeable future. Costs associated with ETC-1002 will increase as we complete our Phase 2 clinical program and initiate our Phase 3 clinical program. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of ETC-1002. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of ETC-1002 or our other product candidates for which we obtain regulatory approval, if ever. We may never succeed in obtaining regulatory approval for any of our product candidates, including ETC-1002. The duration, costs and timing associated with the development and commercialization of ETC-1002 and our other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of ETC-1002, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of ETC-1002.

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

Interest Expense

Interest expense consists primarily of cash interest costs associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount, deferred issuance costs and final payment fee.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03 which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. We early-adopted the amendment effective January 1, 2015, which resulted in a change in the balance sheet presentation of net debt; in prior period disclosures the debt issuance costs related to our debt liability were presented on the balance sheet as deferred charges within “Other prepaid and current assets”. Upon adoption of the amended guidance, the debt issuance costs associated with our debt liability are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Within the March 31, 2015, and December 31, 2014, balance sheets, “Long-term debt, net of discount and issuance costs” includes $0.1 million and $0.1 million, respectively, of debt issuance costs.

With the exception of the adoption of the accounting standard noted above, there have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$7,390	$5,400	$1,990
General and administrative	4,035	2,490	1,545
Loss from operations	(11,425)	(7,890)	(3,535)
Interest expense	(134)	—	(134)
Other income, net	93	16	77
Net loss	$(11,466)	$(7,874)	$(3,592)

Research and development expenses

Research and development expenses for the three months ended March 31, 2015, were $7.4 million, compared to $5.4 million for the three months ended March 31, 2014, an increase of $2.0 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2015, were $4.0 million, compared to $2.5 million for the three months ended March 31, 2014, an increase of $1.5 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred interest expense of $0.1 million for the three months ended March 31, 2015, compared to no interest expense for the three months ended March 31, 2014. The increase in interest expense was related to our credit facility.

Other income, net

Other income, net for the three months ended March 31, 2015, was approximately $0.1 million compared to less than $0.1 million for the three months ended March 31, 2014, an increase of less than $0.1 million in other income. This increase was primarily related to an increase in interest income earned on our cash and cash equivalents.

Liquidity and Capital Resources

We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness. In July 2013, we completed our initial public offering (IPO), whereby we sold 5,750,000 shares of common stock (including 750,000 shares of common stock sold by us pursuant to the underwriters’ exercise in full of their over-allotment option) at a price of $14.00 per share for net proceeds of $72.2 million. In June 2014, we entered into a loan and security agreement (the credit facility) with Oxford Finance LLC whereby we received net proceeds of $4.9 million from the issuance of secured promissory notes under a term loan as part of the facility. In October 2014, we sold 4,887,500 shares of common stock (including 637,500 shares of common stock sold by us pursuant to the underwriters’ exercise in full of their over-allotment option) at a price of $20.00 per share for net proceeds of $91.6 million. In March 2015, we sold 2,012,500 shares of common stock (including 262,500 shares of common stock sold by us pursuant to the underwriters’ exercise in full of their over-allotment option) at a price of $100.00 per share for net proceeds of $190.0 million. To date, we have not generated any revenue and we anticipate that we will continue to incur losses for the foreseeable future.

As of March 31, 2015, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $208.6 million and $114.1 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash used in operating activities	$(9,263)	$(9,104)
Cash (used in) provided by investing activities	(57,548)	1,153
Cash provided by financing activities	190,414	52
Net increase (decrease) in cash and cash equivalents	$123,603	$(7,899)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of ETC-1002 and our operations.

Net cash used in operating activities totaled $9.3 million and $9.1 million for the three months ended March 31, 2015 and 2014, respectively. The primary use of our cash was to fund the development of ETC-1002, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash used in investing activities of $57.5 million for the three months ended March 31, 2015, consisted primarily of purchases of highly liquid, interest bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $190.4 million for the three months ended March 31, 2015, related primarily to the proceeds from our underwritten public offering of common stock.

Plan of Operations and Funding Requirements

ETC-1002 is currently in Phase 2 clinical development and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our existing cash and cash equivalents and available-for-sale investments will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2018 and that we will likely need to raise additional capital thereafter to continue to fund the further development and commercialization of ETC-1002 and our operations. We announced top-line results from our Phase 2b ETC-1002-008 and ETC-1002-009 clinical studies in October 2014, and March 2015, respectively. We expect to have an End-of-Phase 2 meeting with the FDA in the third quarter of 2015 and initiate our Phase 3 program by the end of 2015. We have based these estimates on assumptions that may prove to be wrong and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of ETC-1002 and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of ETC-1002, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of ETC-1002. Our future funding requirements will depend on many factors, including, but not limited to:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams or ETC-1002 or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market ETC-1002 that we would otherwise prefer to develop and market ourselves.

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

In June 2014, we entered into a credit facility which provided for an initial borrowing of $5.0 million and additional borrowings of $15.0 million until March 2015. We received proceeds of $4.9 million, net of issuance costs, from the issuance of secured promissory notes under a term loan as part of the credit facility and we have not drawn upon any additional borrowings. Under the credit facility, we are obligated to make monthly, interest-only payments on the term loan funded until July 1, 2015 and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from August 1, 2015, through July 1, 2018. The term loan outstanding under the credit facility bears interest at an annual rate of 6.40%. In addition, a final payment equal to 8.0% of the amount drawn upon under the credit facility is due upon the earlier of the maturity date or prepayment of the term loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $208.6 million and $114.1 million at March 31, 2015, and $85.0 million and $56.5 million at December 31, 2014, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

We do not believe that our cash and cash equivalents and available-for-sale investments have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2015.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Other than as set forth below, there have been no material changes from the factors disclosed in our 2014 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

The results of our ETC-1002-008 and ETC-1002-009 Phase 2b clinical studies may not be indicative of results that we may obtain in later studies, including our planned Phase 3 clinical studies for ETC-1002, or guarantee approval of ETC-1002 by the FDA.

There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical studies even after achieving promising results in earlier stage clinical studies. Data obtained from clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. In particular, the results of our recent ETC-1002-008 and ETC-1002-009 Phase 2b clinical studies may not be indicative of results that we may obtain in our planned Phase 3 clinical studies for ETC-1002, nor do they guarantee approval of ETC-1002 by the FDA in a timely manner or at all.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On July 1, 2013, we closed the sale of 5,000,000 shares of common stock to the public at an initial public offering price of $14.00 per share.  On July 11, 2013, the underwriters exercised their over-allotment option in full, pursuant to which we sold an additional 750,000 shares of common stock at a price of $14.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-188595), which was filed with the SEC on May 14, 2013, and amended subsequently and declared effective on June 25, 2013, and Form S-1MEF (File No. 333-189590), which was filed with the SEC on June 25, 2013, and declared effective on June 25, 2013. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. The underwriters of the offering were Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., acting as joint book-running managers for the offering and as representatives of the underwriters. JMP Securities LLC and Stifel, Nicolaus & Company, Incorporated acting as co-managers for the offering.

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

As of March 31, 2015, we have used approximately $36.0 million of the net offering proceeds primarily to fund the ETC-1002 Phase 2b clinical program. We invested a significant portion of the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 26, 2013, pursuant to Rule 424(b) under the Securities Act, we expect to use the remaining net proceeds from our IPO to continue to fund the clinical development of ETC-1002 through the End-of-Phase 2 meeting with the FDA, as well as for working capital and general corporate purposes, including funding the costs of operating as a public company. We currently expect to have our End-of-Phase 2 meeting with the FDA in the third quarter of 2015.

Item 6.         Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

May 7, 2015	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.1	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*                 Filed herewith.

+                 The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.