Form 10-Q
period 2015-06-30
Esperion Therapeutics, Inc.
filed 2015-08-06
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015, there were 22,488,736 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,787	$85,038
Short-term investments	94,995	20,803
Prepaid clinical development costs	550	366
Other prepaid and current assets	381	492
Total current assets	225,713	106,699

Property and equipment, net	680	780
Intangible assets	56	56
Long-term investments	89,509	35,741
Total assets	$315,958	$143,276

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,305	$2,040
Current portion of long-term debt	1,427	638
Accrued clinical development costs	1,015	1,978
Other accrued liabilities	1,282	835
Total current liabilities	7,029	5,491
Long-term debt, net of discount and issuance costs	3,473	4,231
Total liabilities	$10,502	$9,722

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of June 30, 2015 and December 31, 2014; no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 22,488,736 shares issued and 22,482,761 outstanding at June 30, 2015 and 20,352,876 shares issued and 20,343,325 outstanding at December 31, 2014	22	20
Additional paid-in capital	433,793	238,031
Accumulated other comprehensive loss	(60)	(59)
Accumulated deficit	(128,299)	(104,438)
Total stockholders’ equity	305,456	133,554
Total liabilities and stockholders’ equity	$315,958	$143,276

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$7,209	$6,528	$14,599	$11,928
General and administrative	5,253	2,726	9,288	5,216
Total operating expenses	12,462	9,254	23,887	17,144
Loss from operations	(12,462)	(9,254)	(23,887)	(17,144)

Interest expense	(135)	(1)	(269)	(1)
Other income, net	202	17	295	33
Net loss	$(12,395)	$(9,238)	$(23,861)	$(17,112)
Net loss per common share (basic and diluted)	$(0.55)	$(0.60)	$(1.11)	$(1.11)
Weighted-average shares outstanding (basic and diluted)	22,465,175	15,399,018	21,531,509	15,385,009

Other comprehensive loss:
Unrealized loss on investments	$(21)	$(8)	$(1)	$(5)
Total comprehensive loss	$(12,416)	$(9,246)	$(23,862)	$(17,117)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(23,861)	$(17,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	115	53
Amortization of debt discount	15	—
Amortization of debt issuance costs	16	—
Amortization of premiums and discounts on investments	178	106
Stock-based compensation expense	4,970	1,676
Loss related to assets held for sale	—	29
Loss on sale of assets	—	1
Changes in assets and liabilities:
Prepaids and other assets	(73)	(992)
Accounts payable	1,265	1,789
Other accrued liabilities	(502)	(732)
Net cash used in operating activities	(17,877)	(15,182)

Investing activities
Purchases of investments	(168,134)	(4,800)
Proceeds from sales/maturities of investments	39,995	6,926
Proceeds from sale of assets	6	12
Purchase of property and equipment	(21)	(638)
Net cash (used in) provided by investing activities	(128,154)	1,500

Financing activities
Proceeds from issuance of common stock, net of issuance costs	189,982	—
Proceeds from exercise of common stock options	798	142
Proceeds from warrant issuance	—	78
Proceeds from debt issuance, net of issuance costs	—	4,869
Net cash provided by financing activities	190,780	5,089

Net increase (decrease) in cash and cash equivalents	44,749	(8,593)
Cash and cash equivalents at beginning of period	85,038	56,537
Cash and cash equivalents at end of period	$129,787	$47,944

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

The Company is an emerging pharmaceutical company whose planned principal operations are focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (“LDL-cholesterol”) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, or bempedoic acid, the Company’s lead product candidate, is an inhibitor of ATP Citrate Lyase, a well-characterized enzyme on the cholesterol biosynthesis pathway; the same pathway that includes HMG-CoA reductase, the enzyme target of statins. ETC-1002 and statins have the same mechanism of action; inhibiting cholesterol biosynthesis, decreasing intracellular cholesterol, up-regulating LDL-receptors, and causing increased LDL-cholesterol clearance and reduced plasma levels of LDL-cholesterol. ETC-1002 is being developed for patients with hyperlipidemia and mixed dyslipidemia. The Company plans to hold an End-of-Phase 2 meeting with the Food and Drug Administration in August 2015, and expects to initiate its Phase 3 clinical program for ETC-1002 in the fourth quarter of 2015. The Company owns the exclusive worldwide rights to ETC-1002.

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

2. Summary of Significant Accounting Policies

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03 which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. The Company early-adopted the amendment effective January 1, 2015, which resulted in a change in the balance sheet presentation of net debt; in prior period disclosures the debt issuance costs related to the Company’s debt liability were presented on the balance sheet as deferred charges within “Other prepaid and current assets”. Upon adoption of the amended guidance, the debt issuance costs associated with the Company’s debt liability are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Within the June 30, 2015, and December 31, 2014, balance sheets, “Long-term debt, net of discount and issuance costs” includes $0.1 million and $0.1 million, respectively, of debt issuance costs.

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

In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the condensed balance sheet at the inception of the Term A Loan, and are amortized to interest expense using the effective-interest method over the same term. As of June 30, 2015, the remaining unamortized discount and debt issuance costs associated with the debt were less than $0.1 million and $0.1 million, respectively.

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2015	638
2016	1,604
2017	1,709
2018	1,049
Total	$5,000

During the three and six months ended June 30, 2015, the Company recognized $0.1 million and $0.3 million, respectively of interest expense and made cash interest payments of $0.1 million and $0.2 million, respectively related to the Credit Facility.

4. Warrants

In connection with the Credit Facility entered into in June 2014, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19. The warrant will terminate on the earlier of June 30, 2019, and the closing of a merger or consolidation transaction in which the Company is not the surviving entity. The warrant was recorded at fair value of $0.1 million to additional-paid-in-capital in accordance with Accounting Standards Codification 815-10 based upon the allocation of the debt proceeds. The Company estimated the fair value of the warrant using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrant. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrant. The expected remaining life of the warrant is assumed to be equivalent to its remaining contractual term.

Upon the closing of the Company’s initial public offering in July 2013, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. During the six months ended June 30, 2015, 29,330 warrants were net exercised for 25,445 shares of the Company’s common stock. The remaining 248,360 warrants outstanding as of June 30, 2015, expire in February 2018.

As of June 30, 2015, the Company had warrants outstanding that were exercisable for a total of 256,590 shares of common stock at a weighted-average exercise price of $7.25 per share.

5. Investments

The following table summarizes the Company’s cash equivalents and investments:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$50,357	$—	$—	$50,357
U.S. government agency securities	3,125	—	—	3,125
Short-term investments:
Certificates of deposit	7,935	1	—	7,936
U.S. treasury notes	2,000	—	—	2,000
U.S. government agency securities	85,079	2	(22)	85,059
Long-term investments:
Certificates of deposit	10,830	1	—	10,831
U.S. treasury notes	10,022	2	(1)	10,023
U.S. government agency securities	68,698	5	(48)	68,655
Total	$238,046	$11	$(71)	$237,986

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$357	$—	$—	$357
Short-term investments:
Certificates of deposit	2,934	—	—	2,934
U.S treasury notes	9,020	4	—	9,024
U.S. government agency securities	8,853	—	(8)	8,845
Long-term investments:
Certificates of deposit	1,848	—	—	1,848
U.S. treasury notes	2,494	—	(5)	2,489
U.S. government agency securities	31,454	—	(50)	31,404
Total	$56,960	$4	$(63)	$56,901

At June 30, 2015, and December 31, 2014, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income in the Statements of Operations during the three and six months ended June 30, 2015, and June 30, 2014.

6. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2015
Assets:
Money market funds	$50,357	$50,357	$—	$—
Available-for-sale securities:
Certificates of deposit	18,767	18,767	—	—
U.S. treasury notes	12,023	12,023	—	—
U.S. government agency securities	156,839	—	156,839	—
Total assets at fair value	$237,986	$81,147	$156,839	$—
December 31, 2014
Assets:
Money market funds	$357	$357	$—	$—
Available-for-sale securities:
Certificates of deposit	4,782	4,782	—	—
U.S. treasury notes	11,513	11,513	—	—
U.S. government agency securities	40,249	—	40,249	—
Total assets at fair value	$56,901	$16,652	$40,249	$—

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2015.

7. Stock Compensation

2013 Stock Option and Incentive Plan

In May 2015, the Company’s stockholders approved the amended and restated 2013 Stock Option and Incentive Plan (as amended, the “2013 Plan”) which, among other things, increased the number of shares of common stock reserved for issuance thereunder. The number of shares of common stock available for awards under the 2013 Plan was increased by 923,622 shares from 2,051,378 shares to 2,975,000 shares, plus (i) shares of common stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) under the 2013 Plan and the Company’s 2008 Incentive Stock Option and Restricted Stock Plan are added back to the shares of common stock available for issuance under the 2013 Plan, and (ii) on January 1, 2016 and each January 1, thereafter, the number of shares of common stock reserved and available for issuance under the 2013 Plan will be cumulatively increased by 2.5% of the number of shares of common stock outstanding on the immediately preceding December 31, or such lesser number of shares of common stock determined by the compensation committee.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the six months ended June 30, 2015:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2014	1,729,586	$11.44	8.43	$50,155
Granted	702,600	$65.13
Forfeited or expired	(10,988)	$16.30
Exercised	(97,915)	$8.15
Outstanding at June 30, 2015	2,323,283	$27.79	8.60	$131,325

The following table summarizes information about the Company’s stock option plan as of June 30, 2015:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at June 30, 2015	2,242,174	$27.34	8.58	$127,621
Exercisable at June 30, 2015	850,861	$9.58	7.77	$61,572

As of June 30, 2015, there was approximately $33.0 million of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.1 years.

8. Income Taxes

There was no provision for income taxes for the three and six months ended June 30, 2015 and 2014 because the Company has incurred operating losses since inception. At June 30, 2015, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	June 30, 2015	December 31, 2014

Warrants for common stock	256,590	285,920
Common shares under option	2,323,283	1,729,586
Unvested restricted stock	5,975	9,551
Total potential dilutive shares	2,585,848	2,025,057

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

Overview

Corporate Overview

We are an emerging pharmaceutical company focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (LDL-cholesterol) lowering therapies for the treatment of patients with hypercholesterolemia and other cardiometabolic risk markers. ETC-1002, or bempedoic acid, our lead product candidate, is an inhibitor of ATP Citrate Lyase (ACL), a well-characterized enzyme on the cholesterol biosynthesis pathway; the same pathway that includes HMG-CoA reductase, the enzyme target of statins. ETC-1002 and statins have the same mechanism of action; inhibiting cholesterol biosynthesis, decreasing intracellular cholesterol, up-regulating LDL-receptors, and causing increased LDL-cholesterol clearance and reduced plasma levels of LDL-cholesterol. ETC-1002 is being developed for patients with hyperlipidemia and mixed dyslipidemia. We plan to hold an End-of-Phase 2 meeting with the Food and Drug Administration (FDA) in August 2015, and expect to initiate our Phase 3 clinical program for ETC-1002 in the fourth quarter of 2015. We own the exclusive worldwide rights to ETC-1002.

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

We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $12.4 million and $9.2 million for the three months ended June 30, 2015 and 2014, and were $23.9 million and $17.1 million for the six months ended June 30, 2015 and 2014, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

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

Product Overview

ETC-1002, or bempedoic acid, the Company’s lead product candidate, is an inhibitor of ACL, a well-characterized enzyme on the cholesterol biosynthesis pathway; the same pathway that includes HMG-CoA reductase, the enzyme target of statins. ETC-1002 and statins have the same mechanism of action; inhibiting cholesterol biosynthesis, decreasing intracellular cholesterol, up-regulating LDL-receptors, and causing increased LDL-cholesterol clearance and reduced plasma levels of LDL-cholesterol. We acquired the rights to ETC-1002 from Pfizer in 2008. We own the exclusive worldwide rights to ETC-1002 and we are not obligated to make any royalty or milestone payments to Pfizer.

During the six months ended June 30, 2015, we incurred $9.2 million in expenses related to our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009), our Phase 2 exploratory clinical safety study in patients with both hypercholesterolemia and hypertension (ETC-1002-014), and clinical pharmacology studies.

During the six months ended June 30, 2014, we incurred $7.5 million in expenses related to our Phase 2b clinical study in patients with hypercholesterolemia with or without statin intolerance (ETC-1002-008), our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009), our Phase 2 exploratory clinical safety study in patients with both hypercholesterolemia and hypertension (ETC-1002-014), and clinical pharmacology studies.

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

Program Developments

ETC-1002-014—Phase 2 exploratory clinical safety study in patients with both hypercholesterolemia and hypertension

On July 28, 2015, we announced top-line results for our Phase 2 ETC-1002-014 exploratory clinical safety study. ETC-1002-014 was a randomized, double-blind, multi-center, placebo-controlled, parallel group exploratory study that evaluated 180 mg of ETC-1002 versus placebo for six weeks in 144 patients with both hypercholesterolemia and hypertension. The primary endpoint of this clinical study was to assess the LDL-cholesterol lowering efficacy of ETC-1002 monotherapy versus placebo. Secondary endpoints were to characterize the safety and tolerability of ETC-1002 in patients with co-morbid hypertension; assess the effect of ETC-1002 on systolic blood pressure and diastolic blood pressure; assess the effect of ETC-1002 on additional lipid and cardiometabolic risk markers, including high-sensitivity C-reactive protein (hsCRP); and characterize the safety and tolerability of ETC-1002. A total of 143 patients with hypercholesterolemia and hypertension were washed out of any lipid-regulating and blood pressure therapies for up to six weeks prior to initiating therapy with ETC-1002 or placebo. Seventy one patients received ETC-1002 180 mg and 72 patients received placebo. While analyses of the complete safety and efficacy results from ETC-1002-014 are ongoing, the top-line results of this exploratory clinical safety study are summarized as follows:

•                  ETC-1002-treated patients achieved LDL-cholesterol lowering of 21% at six weeks (24% greater than placebo, p<0.0001).

•                  Levels of hsCRP were reduced by 25% with ETC-1002 (44% greater than placebo, p<0.0001).

•                  ETC-1002 was safe and well tolerated, with neutral effects on all blood pressure measures and no muscle-related AEs or ETC-1002-related SAEs.

ETC-1002-009—Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy

On March 17, 2015, we announced top-line results for our Phase 2b ETC-1002-009 clinical study. ETC-1002-009 was a randomized, double-blind, multi-center placebo-controlled Phase 2b clinical study that evaluated 180 mg and 120 mg of ETC-1002 versus placebo for 12 weeks in 134 patients already receiving stable statin therapy. The primary endpoint of this clinical study was to assess the LDL-cholesterol lowering efficacy of ETC-1002 in patients with hypercholesterolemia already on stable statin therapy. Secondary endpoints included assessment of the dose response of ETC-1002, assessment of the effect of ETC-1002 on additional lipid and cardiometabolic risk markers including hsCRP and characterization of safety, tolerability and rates of muscle-related AEs. While analyses of the complete efficacy and safety results from ETC-1002-009 are ongoing, the top-line results of this clinical study are summarized as follows:

LDL-cholesterol Percent Change from Baseline to Week 12 Endpoint

				LDL-		Average Additional Percent Change from Baseline,
		LDL-		cholesterol		Beyond Stable
		cholesterol		Week 12		Statin Therapy
		Baseline		Endpoint		Alone
Treatment Group	Number of Patients	Mean (SD) mg/dL		Mean (SD) mg/dL		LS Mean (SE)		P Value vs. placebo
ETC-1002 180 mg	43	143	(28)	104	(31)	–24	%(4)	<0.0001
ETC-1002 120 mg	41	134	(20)	112	(27)	–17	%(4)	0.0055
Placebo	43	132	(22)	128	(31)	–4	%(4)	—

LS = least squares; SD = standard deviation; SE = standard error; mITT population

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment	Number of Patients	Baseline Level (mg/L)	Median Change, Beyond Stable Statin Therapy Alone	P Value vs. placebo
ETC-1002 180 mg	38	1.95	–30%	0.08
ETC-1002 120 mg	38	1.80	–22%	0.26
Placebo	39	1.70	0%	—

mITT population

•                  LDL-cholesterol levels after 12 weeks of treatment of ETC-1002, the primary endpoint of the study, were reduced by an additional 24% (p<0.0001) for patients dosed with ETC-1002 180 mg and 17% (p=0.0055) for patients dosed with ETC-1002 120 mg, beyond stable statin therapy alone, compared to an average reduction of 4% for patients who received placebo.

•                  hsCRP, a marker of inflammation in coronary disease, was reduced by an additional 30% (p=0.08) for patients dosed with ETC-1002 180 mg and 22% (p=0.26) for patients dosed with ETC-1002 120 mg, beyond stable statin therapy alone, after 12 weeks of therapy versus 0% reduction with placebo.

•                  Discontinuation rates for ETC-1002 were low, less than those seen with placebo and were not muscle-related.

Phase 3 Clinical Studies

The overall Phase 3 program will be based on agreed upon study designs/duration and size resulting from our End-of-Phase 2 meeting with the FDA, which we plan to hold in August 2015. We will conduct these Phase 3 clinical studies in a larger number of patients, approximately 4,000 to 4,500 in total, to further evaluate the safety and efficacy of ETC-1002.

The Phase 3 clinical program is expected to begin in the fourth quarter of 2015 and is planned to include several pivotal efficacy studies in patients with hypercholesterolemia and one long-term safety study. In addition, we intend to enroll patients who have completed the pivotal efficacy studies into an additional safety study. We expect that the dosing duration for our pivotal efficacy studies will be both 12 and 24 weeks. We expect that the dosing duration for our long-term safety study will be up to two years. Any such Phase 3 clinical studies would be intended to establish the overall risk/benefit ratio of ETC-1002 and to provide an adequate basis for worldwide regulatory approval of ETC-1002.

FDA Action Related to Partial Clinical Holds

In 2009, upon submission of the original Investigational New Drug application for ETC-1002, the FDA had determined that ETC-1002 was a potential peroxisome proliferator activated receptor (PPAR) agonist and as a result was subject to a partial clinical hold. The partial clinical hold permitted clinical studies of up to six months in duration for ETC-1002, but required us to evaluate the drug candidate in two-year rat and mouse carcinogenicity studies before initiating clinical studies of longer than six months in duration. On January 12, 2015, we announced the submission to the FDA of a complete response to the PPAR partial clinical hold. On February 2, 2015, we announced that the FDA removed the PPAR partial clinical hold on ETC-1002. The removal of the PPAR partial clinical hold by the FDA will allow us to conduct clinical studies of longer than six months in duration, including the planned Phase 3 two-year safety study.

In 2012, the FDA limited our ability to dose ETC-1002 above 240 mg in our clinical studies with a partial clinical hold for doses above this level. On January 12, 2015, we announced the submission to the FDA of a response to the 240 mg partial clinical hold. On July 7, 2015, we announced that the FDA removed the 240 mg partial clinical hold on ETC-1002. The removal of the 240 mg partial clinical hold by the FDA will allow ETC-1002 to be used at doses above 240 mg in clinical studies. We expect to initiate our Phase 3 clinical program for ETC-1002 in the fourth quarter of 2015 using the already optimized 180 mg dose.

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

Our research and development expenses are expected to increase in the foreseeable future. Costs associated with ETC-1002 will increase as we finish our Phase 2 clinical program and initiate our Phase 3 clinical program. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of ETC-1002. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of ETC-1002 or our other product candidates for which we obtain regulatory approval, if ever. We may never succeed in obtaining regulatory approval for any of our product candidates, including ETC-1002. The duration, costs and timing associated with the development and commercialization of ETC-1002 and our other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of ETC-1002, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of ETC-1002.

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

We anticipate that our general and administrative expenses will increase in the future in connection with the continued research and development and commercialization of ETC-1002, increases in our headcount, expansion of our information technology infrastructure, and increased expenses associated with being a public company and complying with exchange listing and Securities and Exchange Commission (SEC) requirements, including the additional complexities and related costs of our transition from an “emerging growth company” to a “large accelerated filer” under the rules of the SEC. These increases will likely include higher legal, compliance, accounting and investor and public relations expenses.

Interest Expense

Interest expense consists primarily of cash interest costs associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount, deferred issuance costs and final payment fee.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03 which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. We early-adopted the amendment effective January 1, 2015, which resulted in a change in the balance sheet presentation of net debt; in prior period disclosures the debt issuance costs related to our debt liability were presented on the balance sheet as deferred charges within “Other prepaid and current assets”. Upon adoption of the amended guidance, the debt issuance costs associated with our debt liability are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Within the June 30, 2015, and December 31, 2014, balance sheets, “Long-term debt, net of discount and issuance costs” includes $0.1 million and $0.1 million, respectively, of debt issuance costs.

With the exception of the adoption of the accounting standard noted above, there have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$7,209	$6,528	$681
General and administrative	5,253	2,726	2,527
Loss from operations	(12,462)	(9,254)	(3,208)
Interest expense	(135)	(1)	(134)
Other income, net	202	17	185
Net loss	$(12,395)	$(9,238)	$(3,157)

Research and development expenses

Research and development expenses for the three months ended June 30, 2015, were $7.2 million, compared to $6.5 million for the three months ended June 30, 2014, an increase of $0.7 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2015, were $5.3 million, compared to $2.7 million for the three months ended June 30, 2014, an increase of approximately $2.6 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred interest expense of $0.1 million for the three months ended June 30, 2015, compared to less than $0.1 million in interest expense for the three months ended June 30, 2014. The increase in interest expense was related to our credit facility.

Other income, net

Other income, net for the three months ended June 30, 2015, was $0.2 million, compared to less than $0.1 million for the three months ended June 30, 2014. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Results of Operations

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$14,599	$11,928	$2,671
General and administrative	9,288	5,216	4,072
Loss from operations	(23,887)	(17,144)	(6,743)
Interest expense	(269)	(1)	(268)
Other income, net	295	33	262
Net loss	$(23,861)	$(17,112)	$(6,749)

Research and development expenses

Research and development expenses for the six months ended June 30, 2015, were $14.6 million, compared to $11.9 million for the six months ended June 30, 2014, an increase of $2.7 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2015, were $9.3 million, compared to $5.2 million for the six months ended June 30, 2014, an increase of $4.1 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred interest expense of $0.3 million for the six months ended June 30, 2015, compared to less than $0.1 million in interest expense for the six months ended June 30, 2014. The increase in interest expense was related to our credit facility.

Other income, net

Other income, net for the six months ended June 30, 2015, was approximately $0.3 million, compared to less than $0.1 million for the six months ended June 30, 2014. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

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

As of June 30, 2015, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $129.8 million and $184.5 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(17,877)	$(15,182)
Cash (used in) provided by investing activities	(128,154)	1,500
Cash provided by financing activities	190,780	5,089
Net increase (decrease) in cash and cash equivalents	$44,749	$(8,593)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of ETC-1002 and our operations.

Net cash used in operating activities totaled $17.9 million and $15.2 million for the six months ended June 30, 2015 and 2014, respectively. The primary use of our cash was to fund the development of ETC-1002, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash used in investing activities of $128.2 million for the six months ended June 30, 2015, consisted primarily of purchases of highly liquid, interest bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $190.8 million for the six months ended June 30, 2015, related primarily to the proceeds from our underwritten public offering of common stock.

Plan of Operations and Funding Requirements

ETC-1002 is currently finishing Phase 2 clinical development and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our existing cash and cash equivalents and available-for-sale investments will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2018 and that we will likely need to raise additional capital thereafter to continue to fund the further development and commercialization of ETC-1002 and our operations. We announced top-line results from our Phase 2b ETC-1002-008 and ETC-1002-009 clinical studies in October 2014, and March 2015, respectively, and from our Phase 2 ETC-1002-014 exploratory clinical safety study in July 2015. We plan to hold an End-of-Phase 2 meeting with the FDA in August 2015, and expect to initiate our Phase 3 clinical program for ETC-1002 in the fourth quarter of 2015. We have based these estimates on assumptions that may prove to be wrong and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of ETC-1002 and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of ETC-1002, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of ETC-1002. Our future funding requirements will depend on many factors, including, but not limited to:

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

In June 2014, we entered into a credit facility which provided for an initial borrowing of $5.0 million and additional borrowings of $15.0 million until March 2015. We received proceeds of $4.9 million, net of issuance costs, from the issuance of secured promissory notes under a term loan as part of the credit facility and we have not drawn upon any additional borrowings. Under the credit facility, we are obligated to make monthly, interest-only payments on the term loan funded until July 1, 2015, and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from August 1, 2015, through July 1, 2018. The term loan outstanding under the credit facility bears interest at an annual rate of 6.40%. In addition, a final payment equal to 8.0% of the amount drawn upon under the credit facility is due upon the earlier of the maturity date or prepayment of the term loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $129.8 million and $184.5 million at June 30, 2015, and $85.0 million and $56.5 million at December 31, 2014, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2015.

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

As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The results of our Phase 2b ETC-1002-008 and ETC-1002-009 clinical studies and our Phase 2 ETC-1002-014 exploratory clinical safety study may not be indicative of results that we may obtain in later studies, including our planned Phase 3 clinical studies for ETC-1002, or guarantee approval of ETC-1002 by the FDA.

There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical studies even after achieving promising results in earlier stage clinical studies. Data obtained from clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. In particular, the results of our Phase 2b ETC-1002-008 and ETC-1002-009 clinical studies and our Phase 2 ETC-1002-014 exploratory clinical safety study may not be indicative of results that we may obtain in our planned Phase 3 clinical studies for ETC-1002, nor do they guarantee approval of ETC-1002 by the FDA in a timely manner or at all.

Commencing December 31, 2015, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because as of June 30, 2015, the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing December 31, 2015. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

As of June 30, 2015, we have used approximately $44.4 million of the net offering proceeds primarily to fund the ETC-1002 Phase 2b clinical program. We invested a significant portion of the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 26, 2013, pursuant to Rule 424(b) under the Securities Act, we expect to use the remaining net proceeds from our IPO to continue to fund the clinical development of ETC-1002 through the End-of-Phase 2 meeting with the FDA, as well as for working capital and general corporate purposes, including funding the costs of operating as a public company. We plan to hold our End-of-Phase 2 meeting with the FDA in August 2015.

Item 6.   Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

August 6, 2015	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.1	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

10.1	Employment Agreement, dated May 14, 2015, between the Registrant and Tim M. Mayleben.	8-K	10.1	5/20/2015	001-35986

10.2*	Employment Agreement, dated May 14, 2015, between the Registrant and Narendra D. Lalwani.

10.3	Employment Agreement, effective June 15, 2015, between the Registrant and Mary P. McGowan.	8-K	10.1	6/15/2015	001-35986

10.4	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	14A, Appendix A	N/A	4/1/2015	001-35986

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*                 Filed herewith.

+                 The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.