Form 10-Q
period 2015-09-30
Esperion Therapeutics, Inc.
filed 2015-11-05
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015, there were 22,518,907 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,824	$85,038
Short-term investments	134,772	20,803
Prepaid clinical development costs	1,963	366
Other prepaid and current assets	1,286	492
Total current assets	218,845	106,699

Property and equipment, net	722	780
Intangible assets	56	56
Long-term investments	86,771	35,741
Total assets	$306,394	$143,276

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,979	$2,040
Current portion of long-term debt	1,578	638
Accrued clinical development costs	963	1,978
Other accrued liabilities	2,308	835
Total current liabilities	6,828	5,491
Long-term debt, net of discount and issuance costs	3,084	4,231
Total liabilities	$9,912	$9,722

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2015 and December 31, 2014; no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 22,518,907 shares issued and 22,514,720 outstanding at September 30, 2015 and 20,352,876 shares issued and 20,343,325 outstanding at December 31, 2014	23	20
Additional paid-in capital	437,548	238,031
Accumulated other comprehensive income (loss)	11	(59)
Accumulated deficit	(141,100)	(104,438)
Total stockholders’ equity	296,482	133,554
Total liabilities and stockholders’ equity	$306,394	$143,276

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$7,247	$7,174	$21,846	$19,102
General and administrative	5,672	2,526	14,960	7,742
Total operating expenses	12,919	9,700	36,806	26,844
Loss from operations	(12,919)	(9,700)	(36,806)	(26,844)

Interest expense	(130)	(135)	(399)	(136)
Other income, net	248	29	543	62
Net loss	$(12,801)	$(9,806)	$(36,662)	$(26,918)
Net loss per common share (basic and diluted)	$(0.57)	$(0.64)	$(1.68)	$(1.75)
Weighted-average shares outstanding (basic and diluted)	22,494,075	15,432,641	21,854,685	15,397,745

Other comprehensive income (loss):
Unrealized gain (loss) on investments	$71	$3	$70	$(2)
Total comprehensive loss	$(12,730)	$(9,803)	$(36,592)	$(26,920)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(36,662)	$(26,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	169	104
Amortization of debt discount	22	8
Amortization of debt issuance costs	24	8
Amortization of premiums and discounts on investments	396	160
Stock-based compensation expense	8,341	2,626
Loss related to assets held for sale	—	29
(Gain)/Loss on sale of assets	(3)	1
Changes in assets and liabilities:
Prepaids and other assets	(2,391)	(1,016)
Accounts payable	(80)	1,051
Other accrued liabilities	477	134
Net cash used in operating activities	(29,707)	(23,813)

Investing activities
Purchases of investments	(242,195)	(4,800)
Proceeds from sales/maturities of investments	76,870	7,926
Proceeds from sale of assets	9	12
Purchase of property and equipment	(97)	(853)
Net cash (used in) provided by investing activities	(165,413)	2,285

Financing activities
Proceeds from issuance of common stock, net of issuance costs	189,982	—
Proceeds from exercise of common stock options	1,177	307
Proceeds from warrant issuance	—	78
Proceeds from debt issuance, net of issuance costs	—	4,838
Payments on long-term debt	(253)	—
Net cash provided by financing activities	190,906	5,223

Net decrease in cash and cash equivalents	(4,214)	(16,305)
Cash and cash equivalents at beginning of period	85,038	56,537
Cash and cash equivalents at end of period	$80,824	$40,232

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

The Company is a pharmaceutical company whose planned principal operations are focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (“LDL-C”) lowering therapies for the treatment of patients with hypercholesterolemia. ETC-1002, or bempedoic acid, the Company’s lead product candidate, is an inhibitor of ATP Citrate Lyase, a well-characterized enzyme on the cholesterol biosynthesis pathway. ETC-1002 inhibits cholesterol synthesis, decreases intracellular cholesterol, up-regulates LDL-receptors, and causes increased LDL-C clearance and reduced plasma levels of LDL-C. The Company held an End-of-Phase 2 meeting with the Food and Drug Administration in August 2015. The Company intends to initiate a global long-term safety study for ETC-1002 by the end of 2015. The Company owns the exclusive worldwide rights to ETC-1002.

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

2. Summary of Significant Accounting Policies

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03 which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. The Company early-adopted the amendment effective January 1, 2015, which resulted in a change in the balance sheet presentation of net debt; in prior period disclosures the debt issuance costs related to the Company’s debt liability were presented on the balance sheet as deferred charges within “Other prepaid and current assets”. Upon adoption of the amended guidance, the debt issuance costs associated with the Company’s debt liability are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Within the September 30, 2015, and December 31, 2014, balance sheets, “Long-term debt, net of discount and issuance costs” includes $0.1 million and $0.1 million, respectively, of debt issuance costs.

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

In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the condensed balance sheet at the inception of the Term A Loan, and are amortized to interest expense using the effective interest method over the same term. As of September 30, 2015, the remaining unamortized discount and debt issuance costs associated with the debt were less than $0.1 million and $0.1 million, respectively.

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2015	385
2016	1,604
2017	1,709
2018	1,049
Total	$4,747

During the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $0.4 million, respectively of interest expense, and made cash interest payments of $0.1 million and $0.2 million, respectively, and principal payments of $0.3 million and $0.3 million, respectively, related to the Credit Facility.

4. Warrants

In connection with the Credit Facility entered into in June 2014, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19. The warrant will terminate on the earlier of June 30, 2019, and the closing of a merger or consolidation transaction in which the Company is not the surviving entity. The warrant was recorded at fair value of $0.1 million to additional paid-in capital in accordance with Accounting Standards Codification 815-10 based upon the allocation of the debt proceeds. The Company estimated the fair value of the warrant using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrant. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrant. The expected remaining life of the warrant is assumed to be equivalent to its remaining contractual term.

Upon the closing of the Company’s initial public offering in July 2013, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. During the nine months ended September 30, 2015, 29,330 warrants were net exercised for 25,445 shares of the Company’s common stock. The remaining 248,360 warrants outstanding as of September 30, 2015, expire in February 2018.

As of September 30, 2015, the Company had warrants outstanding that were exercisable for a total of 256,590 shares of common stock at a weighted-average exercise price of $7.25 per share.

5. Investments

The following table summarizes the Company’s cash equivalents and investments:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$13,604	$—	$—	$13,604
Short-term investments:
Certificates of deposit	14,197	1	—	14,198
U.S. treasury notes	13,232	5	—	13,237
U.S. government agency securities	107,340	10	(14)	107,336
Long-term investments:
Certificates of deposit	11,276	—	—	11,276
U.S. treasury notes	12,528	10	—	12,538
U.S. government agency securities	62,959	12	(13)	62,958
Total	$235,136	$38	$(27)	$235,147

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$357	$—	$—	$357
Short-term investments:
Certificates of deposit	2,934	—	—	2,934
U.S treasury notes	9,020	4	—	9,024
U.S. government agency securities	8,853	—	(8)	8,845
Long-term investments:
Certificates of deposit	1,848	—	—	1,848
U.S. treasury notes	2,494	—	(5)	2,489
U.S. government agency securities	31,454	—	(50)	31,404
Total	$56,960	$4	$(63)	$56,901

At September 30, 2015, and December 31, 2014, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the Statements of Operations during the three and nine months ended September 30, 2015 and 2014.

6. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2015
Assets:
Money market funds	$13,604	$13,604	$—	$—
Available-for-sale securities:
Certificates of deposit	25,474	25,474	—	—
U.S. treasury notes	25,775	25,775	—	—
U.S. government agency securities	170,294	—	170,294	—
Total assets at fair value	$235,147	$64,853	$170,294	$—
December 31, 2014
Assets:
Money market funds	$357	$357	$—	$—
Available-for-sale securities:
Certificates of deposit	4,782	4,782	—	—
U.S. treasury notes	11,513	11,513	—	—
U.S. government agency securities	40,249	—	40,249	—
Total assets at fair value	$56,901	$16,652	$40,249	$—

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2015.

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

The 2013 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. The Company incurs stock-based compensation expense related to stock options and RSUs. The fair value of RSUs is determined by the closing market price of the Company’s common stock on the date of grant. The fair value of stock options is calculated using a

Black-Scholes option-pricing model. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value, taking into account estimated forfeitures.

During the three and nine months ended September 30, 2015, the Company granted 25,000 RSUs to employees with a fair value for each outstanding RSU of $57.54. During the three and nine months ended September 30, 2015, equity compensation cost related to RSUs was less than $0.1 million. As of September 30, 2015, there was approximately $1.3 million of unrecognized compensation cost related to unvested RSUs, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.8 years.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine months ended September 30, 2015:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2014	1,729,586	$11.44	8.43	$50,155
Granted	1,125,100	$62.28
Forfeited or expired	(128,738)	$31.80
Exercised	(128,086)	$9.19
Outstanding at September 30, 2015	2,597,862	$32.56	8.58	$18,457

The following table summarizes information about the Company’s stock option plan as of September 30, 2015:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at September 30, 2015	2,506,612	$32.04	8.55	$18,184
Exercisable at September 30, 2015	974,698	$11.52	7.68	$13,510

As of September 30, 2015, there was approximately $40.7 million of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.2 years.

8. Income Taxes

There was no provision for income taxes for the three and nine months ended September 30, 2015 and 2014 because the Company has incurred operating losses since inception. At September 30, 2015, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30, 2015	December 31, 2014

Warrants for common stock	256,590	285,920
Common shares under option	2,597,862	1,729,586
Unvested restricted stock	29,187	9,551
Total potential dilutive shares	2,883,639	2,025,057

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

Overview

Corporate Overview

We are a pharmaceutical company focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (LDL-C) lowering therapies for the treatment of patients with hypercholesterolemia. ETC-1002, or bempedoic acid, our lead product candidate, is an inhibitor of ATP Citrate Lyase (ACL), a well-characterized enzyme on the cholesterol biosynthesis pathway. ETC-1002 inhibits cholesterol synthesis, decreases intracellular cholesterol, up-regulates LDL-receptors, and causes increased LDL-C clearance and reduced plasma levels of LDL-C. We held an End-of-Phase 2 meeting with the Food and Drug Administration (FDA) in August 2015.  We intend to initiate a global long-term safety study for ETC-1002 by the end of 2015. We own the exclusive worldwide rights to ETC-1002.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing ETC-1002, for which we intend to initiate a global long-term safety study by the end of 2015. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness and we have incurred losses in each year since our inception.

We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $12.8 million and $9.8 million for the three months ended September 30, 2015 and 2014, and were $36.7 million and $26.9 million for the nine months ended September 30, 2015 and 2014, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

•        completing the clinical development of ETC-1002;

•        undertaking development activities on a fixed-dose combination of ETC-1002 and ezetimibe;

•        initiating a cardiovascular outcomes trial (CVOT) for ETC-1002;

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

Product Overview

ETC-1002, or bempedoic acid, the Company’s lead product candidate, is an inhibitor of ACL, a well-characterized enzyme on the cholesterol biosynthesis pathway. ETC-1002 inhibits cholesterol synthesis, decreases intracellular cholesterol, up-regulates LDL-receptors, and causes increased LDL-C clearance and reduced plasma levels of LDL-C. ETC-1002 is being developed for patients with hypercholesterolemia. We acquired the rights to ETC-1002 from Pfizer in 2008. We own the exclusive worldwide rights to ETC-1002 and we are not obligated to make any royalty or milestone payments to Pfizer.

During the nine months ended September 30, 2015, we incurred $12.9 million in expenses related to our Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy (ETC-1002-009), our Phase 2 exploratory clinical safety study in patients with both hypercholesterolemia and hypertension (ETC-1002-014), and clinical pharmacology studies.

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

Program Developments

ETC-1002-014—Phase 2 exploratory clinical safety study in patients with both hypercholesterolemia and hypertension

On July 28, 2015, we announced top-line results for our Phase 2 ETC-1002-014 exploratory clinical safety study. ETC-1002-014 was a randomized, double-blind, multi-center, placebo-controlled, parallel group exploratory study that evaluated 180 mg of ETC-1002 versus placebo for six weeks in 144 patients with both hypercholesterolemia and hypertension. The primary endpoint of this clinical study was to assess the LDL-C lowering efficacy of ETC-1002 monotherapy versus placebo. Secondary endpoints were to characterize the safety and tolerability of ETC-1002 in patients with co-morbid hypertension; assess the effect of ETC-1002 on systolic blood pressure and diastolic blood pressure; assess the effect of ETC-1002 on additional lipid and cardiometabolic risk markers, including high-sensitivity C-reactive protein (hsCRP); and characterize the safety and tolerability of ETC-1002. A total of 143 patients with hypercholesterolemia and hypertension were washed out of any lipid-regulating and blood pressure therapies for up to six weeks prior to initiating therapy with ETC-1002 or placebo. 71 patients received ETC-1002 180 mg and 72 patients received placebo. While analyses of the complete safety and efficacy results from ETC-1002-014 are ongoing, the top-line results of this exploratory clinical safety study are summarized as follows:

•                  ETC-1002-treated patients achieved LDL-C lowering of 21% at six weeks (24% greater than placebo, p<0.0001).

•                  Levels of hsCRP were reduced by 25% with ETC-1002 (44% greater than placebo, p<0.0001).

•                  ETC-1002 was safe and well tolerated, with neutral effects on all blood pressure measures and no muscle-related AEs or ETC-1002-related SAEs.

ETC-1002-009—Phase 2b clinical study in patients with hypercholesterolemia already receiving statin therapy

On March 17, 2015, we announced top-line results for our Phase 2b ETC-1002-009 clinical study. ETC-1002-009 was a randomized, double-blind, multi-center placebo-controlled Phase 2b clinical study that evaluated 180 mg and 120 mg of ETC-1002 versus placebo for 12 weeks in 134 patients already receiving stable statin therapy. The primary endpoint of this clinical study was to assess the LDL-C lowering efficacy of ETC-1002 in patients with hypercholesterolemia already on stable statin therapy. Secondary endpoints included assessment of the dose response of ETC-1002, assessment of the effect of ETC-1002 on additional lipid and cardiometabolic risk markers including hsCRP and characterization of safety, tolerability and rates of muscle-related AEs. While analyses of the complete efficacy and safety results from ETC-1002-009 are ongoing, the top-line results of this clinical study are summarized as follows:

LDL-C Percent Change from Baseline to Week 12 Endpoint

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

mITT population

•                  LDL-C levels after 12 weeks of treatment of ETC-1002, the primary endpoint of the study, were reduced by an additional 24% (p<0.0001) for patients dosed with ETC-1002 180 mg and 17% (p=0.0055) for patients dosed with ETC-1002 120 mg, beyond stable statin therapy alone, compared to an average reduction of 4% for patients who received placebo.

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

Phase 3 Clinical Studies

In August 2015, we held our End-of-Phase 2 meeting with the FDA and, in September 2015, we received the official End-of-Phase 2 Meeting Minutes from the FDA. Based on our meeting and receipt of the official Meeting Minutes, in September 2015, we announced an update regarding our ETC-1002 global Phase 3 clinical development strategy.

We plan to conduct multiple Phase 3 clinical studies that will separately evaluate patients with statin intolerance, as well as patients who are inadequately treated despite maximally tolerated statin therapy. This dual strategy focuses development on the hypercholesterolemia patient populations with high unmet medical needs: statin intolerance, HeFH and ASCVD. This strategy leverages the profile of ETC-1002 to uniquely address the needs of the statin intolerant patient population while also addressing the larger patient populations taking maximally tolerated statin therapy but who still require additional LDL-C lowering.

For the statin intolerant patient population, we are working with key opinion leaders and will continue to seek advice from global regulatory authorities on the design of the Phase 3 program. Specifics of the Phase 3 development program are anticipated to be finalized in the first half of 2016.

For patients on maximally tolerated statin therapy who require additional LDL-C lowering, we plan to conduct efficacy and long-term safety studies. We intend to initiate a global long-term safety study for ETC-1002 as an add-on to statins by the end of 2015.

FDA has encouraged us to initiate a CVOT promptly, which would be well underway at the time of the New Drug Application submission and review, since any concern regarding the benefit/risk assessment of ETC-1002 could necessitate a completed CVOT before approval.

FDA Action Related to Partial Clinical Holds

In 2009, upon submission of the original IND for ETC-1002, the FDA had determined that ETC-1002 was a potential peroxisome proliferator activated receptor (PPAR) agonist and as a result was subject to a partial clinical hold. The partial clinical hold permitted clinical studies of up to six months in duration for ETC-1002, but required us to evaluate the drug candidate in two-year rat and mouse carcinogenicity studies before initiating clinical studies of longer than six months in duration. On January 12, 2015, we announced the submission to the FDA of a complete response to the PPAR partial clinical hold. On February 2, 2015, we announced that the FDA removed the PPAR partial clinical hold on ETC-1002. The removal of the PPAR partial clinical hold by the FDA will allow us to conduct clinical studies of longer than six months in duration, including the planned Phase 3 global long-term safety study.

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

Our research and development expenses are expected to increase in the foreseeable future. Costs associated with ETC-1002 will increase as we initiate our Phase 3 clinical program and a CVOT. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of ETC-1002. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of ETC-1002 or our other product candidates for which we obtain regulatory approval, if ever. We may never succeed in obtaining regulatory approval for any of our product candidates, including ETC-1002. The duration, costs and timing associated with the development and commercialization of ETC-1002 and our other product candidates will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of ETC-1002, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of ETC-1002.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03 which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. We early-adopted the amendment effective January 1, 2015, which resulted in a change in the balance sheet presentation of net debt; in prior period disclosures the debt issuance costs related to our debt liability were presented on the balance sheet as deferred charges within “Other prepaid and current assets”. Upon adoption of the amended guidance, the debt issuance costs associated with our debt liability are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Within the September 30, 2015, and December 31, 2014, balance sheets, “Long-term debt, net of discount and issuance costs” includes $0.1 million and $0.1 million, respectively, of debt issuance costs.

With the exception of the adoption of the accounting standard noted above, there have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$7,247	$7,174	$73
General and administrative	5,672	2,526	3,146
Loss from operations	(12,919)	(9,700)	(3,219)
Interest expense	(130)	(135)	5
Other income, net	248	29	219
Net loss	$(12,801)	$(9,806)	$(2,995)

Research and development expenses

Research and development expenses for the three months ended September 30, 2015, were $7.2 million, compared to $7.2 million for the three months ended September 30, 2014. Research and development expenses are primarily related to the further clinical development of ETC-1002.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2015, were $5.7 million, compared to $2.5 million for the three months ended September 30, 2014, an increase of approximately $3.2 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred interest expense of $0.1 million for the three months ended September 30, 2015, compared to $0.1 million in interest expense for the three months ended September 30, 2014. Interest expense was related to our credit facility.

Other income, net

Other income, net for the three months ended September 30, 2015, was $0.2 million, compared to less than $0.1 million for the three months ended September 30, 2014. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Results of Operations

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
	(Unaudited, in thousands)
Operating Expenses:
Research and development	$21,846	$19,102	$2,744
General and administrative	14,960	7,742	7,218
Loss from operations	(36,806)	(26,844)	(9,962)
Interest expense	(399)	(136)	(263)
Other income, net	543	62	481
Net loss	$(36,662)	$(26,918)	$(9,744)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2015, were $21.8 million, compared to $19.1 million for the nine months ended September 30, 2014, an increase of $2.7 million. The increase in research and development expenses is primarily related to the further clinical development of ETC-1002.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2015, were $15.0 million, compared to $7.7 million for the nine months ended September 30, 2014, an increase of approximately $7.3 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growing organization.

Interest expense

We incurred interest expense of $0.4 million for the nine months ended September 30, 2015, compared to $0.1 million in interest expense for the nine months ended September 30, 2014. The increase in interest expense was related to our credit facility.

Other income, net

Other income, net for the nine months ended September 30, 2015, was $0.5 million, compared to less than $0.1 million for the nine months ended September 30, 2014. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

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

As of September 30, 2015, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $80.8 million and $221.5 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(29,707)	$(23,813)
Cash (used in) provided by investing activities	(165,413)	2,285
Cash provided by financing activities	190,906	5,223
Net decrease in cash and cash equivalents	$(4,214)	$(16,305)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of ETC-1002 and our operations.

Net cash used in operating activities totaled $29.7 million and $23.8 million for the nine months ended September 30, 2015 and 2014, respectively. The primary use of our cash was to fund the development of ETC-1002, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash used in investing activities of $165.4 million for the nine months ended September 30, 2015, consisted primarily of purchases of highly liquid, interest bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $190.9 million for the nine months ended September 30, 2015, related primarily to the proceeds from our underwritten public offering of common stock.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we progress through the ETC-1002 clinical development program. We expect that our existing cash and cash equivalents and available-for-sale investments will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2018 and the potential approval of ETC-1002, and that we will likely need to raise additional capital thereafter to continue to fund the further development and commercialization of ETC-1002 and our operations. We announced top-line results from our Phase 2b ETC-1002-008 and ETC-1002-009 clinical studies in October 2014, and March 2015, respectively, and from our Phase 2 ETC-1002-014 exploratory clinical safety study in July 2015. We held an End-of-Phase 2 meeting with the FDA in August 2015. We intend to initiate a global long-term safety study for ETC-1002 by the end of 2015. The FDA has encouraged us to initiate a CVOT promptly, which, if undertaken, we expect to result in us expending significantly more resources than if we do not, or are not required to, undertake a CVOT. We have based these estimates on assumptions that may prove to be wrong and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of ETC-1002 and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of ETC-1002, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of ETC-1002. Our future funding requirements will depend on many factors, including, but not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $80.8 million and $221.5 million at September 30, 2015, and $85.0 million and $56.5 million at December 31, 2014, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2015.

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

As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of September 30, 2015, we have used approximately $56.2 million of the net offering proceeds primarily to fund the ETC-1002 Phase 2b clinical program. We invested a significant portion of the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 26, 2013, pursuant to Rule 424(b) under the Securities Act, the net proceeds from our IPO funded the clinical development of ETC-1002 through our End-of-Phase 2 meeting with the FDA held in August 2015, and we expect to use the remaining net proceeds from our IPO for working capital and general corporate purposes, including funding the costs of operating as a public company.

Item 6.   Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

November 5, 2015	By:	/s/ Tim M. Mayleben
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