Form 10-K
period 2015-12-31
Esperion Therapeutics, Inc.
filed 2016-02-25
CIK 1434868

Use these links to rapidly review the document

PART IV
Esperion Therapeutics, Inc. Index to the Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, based upon the closing price of $81.76 of the registrant's common stock as reported on the NASDAQ Global Market, was $1.60 billion. Shares of the registrant's common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

          As of February 1, 2016, there were 22,540,466 shares of the registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant's 2016 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2015.

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

        The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

  •
  our ability to obtain regulatory approval for ETC-1002 (bempedoic acid), including statements related to specific clinical studies or clinical observations that will be required for such approval;

  •
  the design, timing or outcome of our ongoing or future Phase 2 clinical studies of bempedoic acid;

  •
  the design, timing or outcome of our Phase 3 clinical program of bempedoic acid;

  •
  the design, timing or outcome of our cardiovascular outcomes trial of bempedoic acid;

  •
  our ability to recruit and enroll patients, particularly statin intolerant patients, in any ongoing or future clinical study;

  •
  our ability to replicate positive results from a completed clinical study in a future clinical study;

  •
  our ability to fund our development programs with existing capital or our ability to raise additional capital in the future;

  •
  the potential benefits, effectiveness or safety of bempedoic acid, as compared to statins and other LDL-C lowering therapies, either those currently available or those in development;

  •
  our ability to respond and adhere to changes in regulatory requirements, including any requirement to conduct additional, unplanned clinical studies in connection with our pursuit of bempedoic acid as an LDL-C lowering therapy;

  •
  guidelines relating to LDL-C levels and cardiovascular risk that are generally accepted within the medical community, including recent changes and any future changes to such guidelines;

  •
  reimbursement policies, including any future changes to such policies or related government legislation, and their impact on our ability to market, distribute and obtain payment for bempedoic acid, if approved;

  •
  the accuracy of our estimates of the size and growth potential of the LDL-C lowering market and the rate and degree of bempedoic acid's market acceptance, if approved;

  •
  our ability to obtain and maintain intellectual property protection for bempedoic acid without infringing on the intellectual property rights of others;

  •
  the loss of any of our key scientific or management personnel;

  •
  our intention to seek to establish strategic relationships or partnerships; and

  •
  our ability to compete with other companies that are, or may be, developing or selling products that may compete with bempedoic acid, if approved.

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

Item 1.    Business

Overview

        We are a pharmaceutical company focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol, or LDL-C, lowering therapies for the treatment of patients with elevated LDL-C. ETC-1002, or bempedoic acid, our lead product candidate, is an inhibitor of ATP Citrate Lyase, or ACL, a well-characterized enzyme on the cholesterol biosynthesis pathway. Bempedoic acid inhibits cholesterol synthesis in the liver, decreases intracellular cholesterol and up-regulates LDL-receptors, resulting in increased LDL-C clearance and reduced plasma levels of LDL-C. We held an End-of-Phase 2 meeting with the Food and Drug Administration, or the FDA, in August 2015. We initiated a global Phase 3 long-term safety and tolerability study of bempedoic acid in January 2016, in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins. We own the exclusive worldwide rights to bempedoic acid.

        Statins are the current standard of care for LDL-C lowering for approximately 35 million patients in the United States. However, it is estimated that approximately 10% of these patients are intolerant of statin therapy due to muscle pain or weakness associated with their use. We believe that bempedoic acid, if approved, has the potential to become the preferred once-daily, oral therapy for patients who are unable to tolerate statin therapy. Bempedoic acid is not pharmacologically active in muscle tissue and, thus, has reduced potential for muscle-related side effects. Additionally, because symptoms of muscle pain or weakness occur in up to 20% of patients on statin therapy in clinical practice, we believe that the size of the statin intolerant market is poised to expand as effective and better tolerated non-statin therapies, such as bempedoic acid, become available.

        We were founded in January 2008, by former executives of and investors in the original Esperion Therapeutics, Inc., a biopharmaceutical company which was primarily focused on the research and development of therapies to regulate high-density lipoprotein cholesterol, or HDL-C. After successfully completing a Phase 2a clinical study with its synthetic HDL-C therapy ETC-216, the original Esperion was acquired by Pfizer Inc. in 2004. Bempedoic acid was first discovered at the original Esperion and we subsequently acquired the rights to the product from Pfizer in 2008.

Bempedoic Acid

        Bempedoic acid, our lead product candidate, is an inhibitor of ACL, a well-characterized enzyme on the cholesterol biosynthesis pathway. Bempedoic acid inhibits cholesterol synthesis in the liver, decreases intracellular cholesterol and up-regulates LDL-receptors, resulting in increased LDL-C clearance and reduced plasma levels of LDL-C. Bempedoic acid is being developed for patients with elevated LDL-C.

        Bempedoic acid is differentiated from statins because it acts at an earlier step in the cholesterol biosynthetic pathway. Bempedoic acid is converted to the CoA form in the liver, a required biochemical step for the inhibition of ACL, an enzyme upstream of HMG-CoA reductase, whereas statins directly inhibit the rate-limiting enzyme HMG-CoA reductase. Reductions in LDL-C levels resulting from statin therapy are primarily due to reduced cholesterol synthesis and an increase in the number of LDL-receptors in the liver. It is believed that the muscle-related side effects experienced by some patients taking statins could result from inhibition of cholesterol synthesis in skeletal muscle tissue. The CoA form of bempedoic acid also achieves reduction in LDL-C levels by the inhibition of cholesterol synthesis and an increase in the number of LDL-receptors in the liver, but it is not formed in skeletal muscle tissue. As a result, we believe bempedoic acid has reduced potential to cause muscle-related side effects. Bempedoic acid has been shown to provide incremental lowering of LDL-C when used in combination with both ezetimibe and statins. We plan to file an Investigational New Drug Application for the fixed-dose combination of bempedoic acid and ezetimibe for statin intolerant patients in the fourth quarter of 2016.

Cardiovascular Disease and Elevated LDL-C

        Cardiovascular disease, which results in heart attacks, strokes and other cardiovascular events, represents the number one cause of death and disability in western societies. The American Heart Association, or AHA, estimates that approximately 800,000 deaths in the United States were caused by cardiovascular disease in 2013.

        Elevated LDL-C is well-accepted as a significant risk factor for cardiovascular disease and the CDC estimates that 78 million U.S. adults have elevated levels of LDL-C. A consequence of elevated LDL-C is atherosclerosis, which is a disease that is characterized by the deposition of excess cholesterol and other lipids in the walls of arteries as plaque. The development of atherosclerotic plaques often leads to cardiovascular disease. The risk relationship between elevated LDL-C and cardiovascular disease was first defined by the Framingham Heart Study, which commenced in 1948 to define the factors that contributed to the development of cardiovascular disease. The study enrolled participants who did not have any form of cardiovascular disease and followed them over a long period of time. Elevated LDL-C was identified early on as key risk factor for the eventual development of cardiovascular disease.

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

        The first marketed statin, lovastatin, was approved for use in the United States in 1987 as a therapy to lower elevated LDL-C levels. That same year, the National Cholesterol Education Program issued its first guidelines for the diagnosis and treatment of patients with elevated LDL-C. Over the subsequent 22 years, seven more statins were approved for use to lower elevated LDL-C levels.

        In 1994 the first clinical outcomes study with a statin was published. This study demonstrated a significant reduction in risk for total mortality and major cardiovascular events. A series of additional clinical outcomes studies with statins have each shown that lowering elevated LDL-C translated into reduced risk for major cardiovascular events. The relationship between the extent of LDL-C lowering and reduction in cardiovascular risk appeared to be linear, which has supported a hypothesis that lower LDL-C is better for cardiovascular risk. This hypothesis was tested and proven in the TNT (Treating to New Targets) study where an on-treatment LDL-C level of 77 mg/dL associated with 80 mg of atorvastatin treatment translated into a statistically significant 22% reduction in risk of major cardiovascular events as compared with the 101 mg/dL on-treatment LDL-C level associated with 10 mg of atorvastatin.

 Major completed clinical outcomes studies with statin therapies

Study name	4S	WOSCOPS	AFCAPS/TexCAPS	TNT	JUPITER
Study drug	Simvastatin	Pravastatin	Lovastatin	Atorvastatin	Rosuvastatin
No. of patients	4,444	6,595	6,605	10,001	17,803
Study design	Placebo controlled, monotherapy	Placebo controlled, monotherapy	Placebo controlled, monotherapy	Low dose vs high dose atorvastatin	Placebo controlled, monotherapy
Patient population	Secondary prevention	Primary Prevention	Primary Prevention	Secondary Prevention	Primary Prevention
Baseline LDL-C (mg/dL)	188	192	156	98	108
LDL-C reduction	35%	26%	26%	21%	50%
CV RRR	35%	31%	37%	22%	44%

        Most recently, in November 2014, the results of the IMPROVE-IT (IMProved Reduction of Outcomes: Vytorin Efficacy International Trial) study was presented at the Scientific Sessions of the AHA. 18,144 patients with acute coronary syndrome were enrolled in IMPROVE-IT and were randomized to receive either 40 mg of simvastatin or 10 mg of ezetimibe/40 mg of simvastatin, and were followed until > 5,250 events (cardiovascular death, heart attack, documented unstable angina requiring hospitalization, coronary revascularization or stroke) occurred. The addition of ezetimibe to simvastatin resulted in a 6.4% relative risk reduction (p=0.016) in the aggregate of the events described above. This was the first study to demonstrate incremental clinical benefit with a non-statin added to a statin.

        The direct relationship between lower LDL-C levels and reduced risk for major cardiovascular events has been consistently demonstrated in 18 clinical studies completed over the last 28 years involving more than 90,000 patients. As a result, physicians are highly focused on lowering LDL-C levels in their patients, and we believe there is a trend towards even more aggressive LDL-C lowering. For example, in the United States, increased attention has been placed on aggressive LDL-C management by organizations such as the National Cholesterol Education Program, or NCEP, the AHA and the American College of Cardiology, or ACC. Additionally, both the Canadian Cardiovascular Society and the Joint British Societies have supported even lower LDL-C treatment targets for high-risk patients. This has led to the combination of statins with other treatments, such as Zetia.

        In July 2004, the NCEP issued an update to its Adult Treatment Panel III clinical practice guidelines on cholesterol management, advising physicians to consider new, more intensive treatment options for people at very high risk, high risk and moderately high risk for cardiovascular disease. The LDL-C goals in these updated clinical practice guidelines, which are presented below, contemplate initiating drug therapy at lower LDL-C thresholds, thus expanding the number of potential patients for LDL-C lowering therapy.

NCEP ATP III Clinical Practice Guidelines

Patient Cardiovascular Disease Risk	LDL-C Goal
Very High Risk	< 70 mg/dL
Cardiovascular Disease and Cardiovascular Disease Risk Equivalent	< 100 mg/dL
Multiple (2+) Risk Factors	< 130 mg/dL
0 - 1 Risk Factor	< 160 mg/dL

        In November 2013, ACC and the AHA issued new guidelines for the treatment of elevated cholesterol. For the first time in more than 20 years, the new guidelines do not include specific, numerical LDL-C treatment goals for patients with elevated LDL-C. However, the guidelines strongly recommend the use of more potent statins and intensive statin therapy in patients with elevated LDL-C. The new guidelines also significantly expanded the number of patients eligible for statin therapy, including patients with a history of cardiovascular disease including stroke, patients with both Type 1 and Type 2 diabetes, all patients with LDL-C ≥ 190 mg/dL and patients with a 10-year risk of > 7.5% of developing cardiovascular disease. Also for the first time, the guidelines acknowledge the existence of statin intolerance, and incorporate statin intolerance into the consideration of treatment choices and into the evaluation of statin safety.

        Other organizations continue to utilize goals of treatment in their guidelines. The National Lipid Association guidelines established < 100 mg/dL as the LDL-C goal of treatment for patients at low, moderate and high risk. Patients considered to be at very high risk have a goal of < 70 mg/dL of LDL-C. The International Atherosclerosis Society has recommended optimal LDL-C levels of < 100 mg/dL for patients who have not had a cardiovascular event, and < 70 mg/dl for patients who have had a cardiovascular event.

Currently Approved Therapies

        The following table illustrates common therapies used to treat elevated LDL-C:

Class of Therapy	Labeled Indication	Average LDL-C Change from Baseline	Key Issues/Side Effects
Statins	Reduction in LDL-C in patients with elevated LDL-C Reduction in total mortality Reduction in risk of major adverse cardiovascular events (MACE) in multiple populations that were tested	Up to 63%	• Skeletal muscle effects • FDA recently warned that the use of statins is associated with increases in HbA1c and fasting serum glucose levels
Bile acid sequestrants	Reduction in LDL-C in patients with elevated LDL-C(1) Retard the rate of progression and increase the rate of regression of coronary atherosclerosis	Up to 20%	• Limited LDL-C lowering • Gastrointestinal disorders
Cholesterol absorption inhibitors	Reduction in LDL-C in patients with elevated LDL-C	Up to 18%	• Limited LDL-C lowering
Niacin	Reduction in LDL-C; Reduction in recurrent nonfatal myocardial infarction (MI) in patients with prior history of MI	Up to 17%	• Flushing (i.e., warmth or redness) hepatic toxicity and skeletal muscle effects • Limited LDL-C lowering
Fibrates

Reduction in triglycerides and LDL-C in patients with hypertriglyceridemia or mixed dyslipidemia

Reduction in risk of developing coronary heart disease (CHD) in patients with Type IIb Fredericksons hyperlipidemia and no prior history of CHD

		Up to 21%	• Gallstones, skeletal muscle effects and liver disorders • Limited LDL-C lowering
Proprotein convertase subtilisin kexin 9 (PCSK9) inhibitors	Reduction in LDL-C as adjunct to maximally tolerated statin therapy in patients with HeFH and/or ASCVD	Up to 64%	• High cost as biologic, injectable route of administration • No effect on CRP
Fixed combination therapies with statins	Reduction in LDL-C in patients with elevated LDL-C	Up to 63%	• Same side effects as statins

(1)
Welchol, a bile acid sequestrant, is also approved for improving glycemic control in adults with Type 2 diabetes.

  Other Approved Therapies for Specific Populations

        A small subpopulation of patients with extremely elevated levels of LDL-C, estimated to be approximately 300 patients in the U.S., suffer from homozygous familial hypercholesterolemia, or HoFH. HoFH is a serious and rare genetic disease and patients with HoFH lack or have dysfunctional LDL-receptors and cannot remove LDL-particles and LDL-C from the blood. As a result, untreated HoFH patients typically have LDL-C levels in the range of 450 mg/dL to 1,000 mg/dL. Microsomal transfer protein, or MTP inhibitors, a PCSK9 inhibitor and an ApoB antisense oligonucleotide are approved therapies to lower elevated LDL-C levels in patients with a clinical or laboratory diagnosis of HoFH. Given the serious safety concerns with the MTP inhibitor and ApoB antisense oligonucleotide, specifically hepatotoxicity, the FDA has restricted their usage to this narrow subpopulation.

  Statin Therapy

        Statins are the cornerstone of lipid treatment today and are highly effective at lowering LDL-C. This class of drugs includes atorvastatin calcium, marketed as Lipitor®, the most prescribed LDL-C lowering drug in the world and the best-selling pharmaceutical drug in history. Approximately 25% of Americans over the age of 45 from 2005 to 2008 were treated for elevated LDL-C levels with statin therapy, according to a National Health and Nutrition Examination Survey.

        Statins are selective, competitive inhibitors of HMG-CoA reductase, a rate-limiting enzyme in the cholesterol biosynthesis pathway, and work primarily in liver cells. Statin inhibition of cholesterol synthesis increases the number of LDL-receptors on the surface of liver cells. This increase in LDL-receptors increases uptake of LDL-particles into liver cells from the blood, thus lowering LDL-C levels. Statins are also thought to have the potential to inhibit cholesterol synthesis in skeletal muscle. This inhibition could be linked to the myalgia associated with statin use as seen in patients with statin intolerance.

        The benefits of statin use in lowering LDL-C levels and improving cardiovascular outcomes are well documented. Despite the effectiveness of statins and their broad market acceptance, there is a significant subset of patients who are unable to tolerate statins due to muscle pain or weakness, memory loss or increased glucose levels, or who are otherwise unable to reach their LDL-C goal on statin therapy alone. In rare but extreme cases, statins can lead to muscle breakdown, kidney failure and death. In addition, the FDA has recently warned that statins can cause hyperglycemia, an increase in blood sugar levels and create an increased risk of worsening of glycemic control and of new onset diabetes. There are approximately 36 million U.S. adults with elevated LDL-C levels who are not on an LDL-C lowering therapy. For these reasons, we believe there is a need for unique therapies to treat patients with elevated LDL-C.

Statin Intolerance—Initial Market Opportunity for Bempedoic Acid

        We are initially pursuing the development of bempedoic acid as a therapy for patients with elevated LDL-C who are intolerant of statin therapy. Upon approval, we will focus our commercialization efforts on patients with elevated LDL-C who are intolerant of statins. There are currently no approved therapies for patients with elevated LDL-C who are intolerant of statin therapy in the United States.

        Muscle pain or weakness is the most common side effect experienced by statin users and the most common cause for discontinuing therapy. According to the USAGE survey, an approximately 10,000 patient academic study of current and former statin users published during 2012 in the Journal of Clinical Lipidology, 12% of patients on statins discontinue therapy and 62% of these patients cited side effects as the reason for discontinuation. More than 86% of patients who discontinued therapy because of side effects cited muscle pain or weakness as the reason. Based upon these data, approximately 6% of statin users, or more than 3 million adults in the United States, ceased therapy because of muscle pain or weakness and are, therefore, statin intolerant.

        Moreover, a significant proportion of patients remain on statin therapy despite experiencing muscle-related side effects. The rate of occurrence in the clinical setting, as highlighted by the USAGE survey, is significantly higher than the up to 5% rate reported by subjects in the controlled environment of clinical studies. The USAGE survey reported that 25% of patients currently on statins have muscle-related side effects. Similarly, a study published in the Journal of General Internal Medicine in August 2008, estimated that up to 20% of statin-treated patients in clinical practice complained of muscle pain. Accordingly, we believe that in the presence of a safe and effective non-statin, oral, once-daily, small molecule LDL-C lowering therapy, the statin intolerant market could grow substantially.

Patients with Heterozygous Familial Hypercholesterolemia (HeFH) or Atherosclerotic Cardiovascular Disease (ASCVD) that need additional lowering of LDL-C—Subsequent Market Opportunity for Bempedoic Acid

        We expect bempedoic acid may also be used by patients and physicians as an add-on to maximally tolerated statin therapy for patients with HeFH or ASCVD, that require additional lowering of LDL-C. The severity of elevated LDL-C in these patients, their level of cardiovascular disease risk and their therapeutic options all vary widely.

        Patients with ASCVD and persistently elevated LDL-C despite maximally tolerated statin therapy represent a large population with important unmet medical needs. In a retrospective analysis of United States data, approximately one-third of high-risk patients treated with statin monotherapy for more than three months failed to achieve LDL-C target levels of < 100mg/dL, and more than three-quarters did not achieve the more stringent goal of < 70 mg/dL. Data from the TNT study showed that patients treated with 80 mg of atorvastatin daily demonstrated a major cardiovascular event rate of 8.7% despite having achieved mean LDL-C levels of 77 mg/dL. In this study, the higher-intensity atorvastatin 80 mg regimen lowered both LDL-C and cardiovascular events to a greater extent than the lower-intensity atorvastatin 10 mg regimen. These findings, among others, suggest that residual risk may be due to residual dyslipidemia.

        This has prompted the study of non-statin therapies as add-on treatment to statins for incremental reductions in LDL-C and cardiovascular disease risk. PCSK9 inhibitors were recently granted approval in the United States as an adjunct to maximally tolerated statin therapy for patients in these populations that require additional lowering of LDL-C.

Recently Approved Therapies

  PCSK9 Inhibitors

        A number of larger biopharmaceutical companies have developed, or are currently developing, a new class of biologic therapies that target proprotein convertase subtilisin kexin type 9, or PCSK9, an enzyme that binds LDL-receptors. These PCSK9 inhibitors are injectable, monoclonal antibodies that were evaluated as potential therapies to lower LDL-C. In 2015 the FDA approved two PCSK9 inhibitors: alirocumab, which was developed by Sanofi and Regeneron Pharmaceuticals and evolocumab, which was developed by Amgen, Inc. These therapies were approved as an adjunct to diet and maximally tolerated statin therapy for patients with HeFH or ASCVD that require additional lowering of LDL-C. Additionally, evolocumab was approved as an adjunct to diet and other LDL-C lowering therapies for patients with HoFH. Also, in 2013 Pfizer Inc. announced the initiation of Phase 3 studies of bococizumab, its PCSK9 inhibitor. As described in currently approved U.S. prescribing information, PCSK9 inhibitors have demonstrated reductions of LDL-C of up to 64%. Notwithstanding the LDL-C lowering efficacy of PCSK9 inhibitors, we believe their adoption by patients, physicians, and payors could be adversely impacted by their higher cost, their injectable route of administration, and their inability to positively impact CRP.

Additional Therapies in Development

  CETP Inhibitors

        A number of larger biopharmaceutical companies have tried to develop a class of therapies that target cholesteryl ester transfer protein, or CETP, which mediates the transfer of cholesteryl esters from HDL-particles to ApoB-containing particles. CETP inhibitors were initially designed to raise levels of HDL-C and are required by FDA to complete cardiovascular outcomes trials, or CVOTs, in Phase 3 prior to approval. Pfizer brought the first drug in this class, torcetrapib, into clinical development but terminated development activities in December 2006, due to an increase in all-cause mortality and cardiovascular events in the ILLUMINATE (Investigation of Lipid Level Management to Understand its Impact in Atherosclerotic Events) study. Two other CETP inhibitors, dalcetrapib from Roche and evacetrapib from Lilly, were investigated in the dal-OUTCOMES and ACCELERATE studies, respectively. The development of dalcetrapib and evacetrapib were terminated in May 2012, and October 2015, respectively, due to insufficient efficacy in their CVOTs. An additional CETP inhibitor, anacetrapib, from Merck, is being developed and is currently being investigated in the Phase 3 REVEAL (Randomized EValuation of the Effects of Anacetrapib through Lipid-modification) study. Anacetrapib has been shown to significantly raise levels of HDL-C and to lower LDL-C. This Phase 3 CVOT is expected to complete and report top-line results in the first half of 2017.

Clinical Experience

        To date, bempedoic acid has been studied in sixteen completed clinical studies across six patient populations: healthy volunteers; patients with elevated LDL-C levels; patients with Type 2 diabetes and elevated LDL-C levels; patients with elevated LDL-C levels and a history of statin intolerance; patients with elevated LDL-C levels taking 10 mg of atorvastatin; and patients with both elevated LDL-C and hypertension. These clinical studies consisted of seven Phase 2 clinical studies and nine Phase 1 clinical studies. The first six clinical studies compared bempedoic acid monotherapy to placebo. In ETC-1002-007, bempedoic acid was administered as an add-on to a 10 mg dose of atorvastatin. In ETC-1002-008, we evaluated the efficacy and safety of bempedoic acid, ezetimibe, and the combination of bempedoic acid and ezetimibe in patients with elevated LDL-C with or without statin intolerance. In ETC-1002-009, we evaluated the efficacy of bempedoic acid in patients with elevated LDL-C already on stable statin therapy. In ETC-1002-014, we explored the safety of bempedoic acid in patients with both elevated LDL-C and hypertension. The individual design and results of each of our completed clinical studies are summarized below.

Completed Clinical Studies

        To date, we have completed the following clinical studies of bempedoic acid:

			Subjects
Description	Title	Treatment Duration	Total	Treated
ETC-1002-014	Phase 2a exploratory clinical safety study in patients with both elevated LDL-C and hypertension	6 weeks	143	71

	A randomized, double-blind, multi-center, placebo-controlled, parallel group exploratory study that evaluated 180 mg of bempedoic acid versus placebo in patients with both elevated LDL-C and hypertension
ETC-1002-009	Phase 2b clinical study in patients with elevated LDL-C already receiving statin therapy	12 weeks	134	89
	A randomized, double-blind, multi-center placebo-controlled clinical study that evaluated 180 mg and 120 mg of bempedoic acid versus placebo in patients already on stable statin therapy
ETC-1002-008	Phase 2b clinical study of safety and efficacy in patients with elevated LDL-C, with or without a history of statin intolerance	12 Weeks	349	250

	A randomized, double-blind, parallel-group, multicenter study to evaluate the efficacy and safety of bempedoic acid monotherapy, ezetimibe monotherapy, and the combination of bempedoic acid and ezetimibe in patients with elevated LDL-C, with or without statin intolerance
ETC-1002-007	Phase 2a clinical study of safety and pharmacokinetic interaction in patients with elevated LDL-C on a background of atorvastatin 10 mg	8 Weeks	58	42

	Placebo-controlled, randomized, double-blind, drug interaction study to evaluate the safety, tolerability and effect on atorvastatin pharmacokinetics of bempedoic acid added to atorvastatin 10 mg/day in patients with elevated LDL-C
ETC-1002-006	Phase 2a proof-of-concept clinical study in patients with elevated LDL-C and a history of statin intolerance	8 Weeks	56	37

			Subjects
Description	Title	Treatment Duration	Total	Treated
	Placebo-controlled, randomized, double-blind, multicenter study to evaluate the efficacy and safety of bempedoic acid in patients with elevated LDL-C and a history of statin intolerance
ETC-1002-005	Phase 2a proof-of-concept clinical study in patients with elevated-LDL-C and Type 2 diabetes	4 Weeks	60	30
	Placebo-controlled, randomized, double-blind, single site clinical study to evaluate the LDL-C lowering efficacy and safety of bempedoic acid in patients with Type 2 diabetes
ETC-1002-004	Phase 1b multiple-dose tolerance greater than 120 mg clinical study	2 Weeks	24	18
	Multiple ascending dose clinical study to evaluate safety, tolerability and pharmacokinetics (PK) of bempedoic acid in doses greater than 120 mg once-daily in healthy subjects
ETC-1002-003	Phase 2a proof-of-concept clinical study in patients with elevated LDL-C	12 Weeks	177	133

	Placebo-controlled, randomized, double-blind, parallel group, multicenter clinical study to evaluate the LDL-C lowering efficacy and safety of bempedoic acid in patients with elevated LDL-C and either normal or elevated triglycerides
ETC-1002-002	Phase 1b multiple-dose tolerance clinical study	2 Weeks / 4 Weeks	53	39
	Multiple ascending dose clinical study to evaluate safety, tolerability, PK and pharmacodynamics (PD) of bempedoic acid in doses of up to 120 mg once-daily in healthy subjects
ETC-1002-001	Phase 1a single-dose tolerance clinical study	Single Dose	18	18
	First-in-human single-dose clinical study to evaluate safety, tolerability and PK of bempedoic acid in healthy subjects

        Overall, bempedoic acid has been well-tolerated and associated with no dose-limiting adverse events, or AEs, in 727 subjects who received bempedoic acid in our completed Phase 1 and Phase 2 studies.

  Phase 2b Clinical Studies

  ETC-1002-009—Phase 2b clinical study in patients with elevated LDL-C already receiving statin therapy

        On March 17, 2015, we announced top-line results for our Phase 2b ETC-1002-009 clinical study. ETC-1002-009 was a randomized, double-blind, multi-center placebo-controlled Phase 2b clinical study that evaluated 180 mg and 120 mg of bempedoic acid versus placebo for 12 weeks in 134 patients already receiving stable statin therapy. The primary endpoint of this clinical study was to assess the LDL-C lowering efficacy of bempedoic acid in patients with elevated LDL-C already on stable statin therapy. Secondary endpoints included assessment of the dose response of bempedoic acid, assessment of the effect of bempedoic acid on additional lipid and cardiometabolic risk markers including hsCRP and characterization of safety, tolerability and rates of muscle-related AEs. The full results of the ETC-1002-009 study were presented at the American Heart Association Scientific Sessions on November 10, 2015. The top-line results of this clinical study are summarized as follows:

LDL-C Percent Change from Baseline to Week 12 Endpoint

				Average Additional Percent Change from Baseline, Beyond Stable Statin Therapy Alone
			LDL-C Week 12 Endpoint Mean (SD) mg/dL
Treatment Group	Number of Patients	LDL-C Baseline Mean (SD) mg/dL		LS Mean (SE)	P Value vs. placebo
bempedoic acid 180 mg	43	143 (28)	104 (31)	–24% (4)	<0.0001
bempedoic acid 120 mg	41	134 (20)	112 (27)	–17% (4)	0.0055
placebo	43	132 (22)	128 (31)	–4% (4)	—

        LS = least squares; SD = standard deviation; SE = standard error; mITT population

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment	Number of Patients	Baseline Level (mg/L)	Median Change, Beyond Stable Statin Therapy Alone	P Value vs. placebo
bempedoic acid 180 mg	38	1.95	–30%	0.08
bempedoic acid 120 mg	38	1.80	–22%	0.26
placebo	39	1.70	0%	—

        mITT population

  •
  LDL-C levels after 12 weeks of treatment of bempedoic acid, the primary endpoint of the study, were reduced by an additional 24% (p<0.0001) for patients dosed with bempedoic acid 180 mg and 17% (p=0.0055) for patients dosed with bempedoic acid 120 mg, beyond stable statin therapy alone, compared to an average reduction of 4% for patients who received placebo.

  •
  hsCRP, a marker of inflammation in coronary disease, was reduced by an additional 30% (p=0.08) for patients dosed with bempedoic acid 180 mg and 22% (p=0.26) for patients dosed with bempedoic acid 120 mg, beyond stable statin therapy alone, after 12 weeks of therapy versus 0% reduction with placebo.

  •
  Discontinuation rates for bempedoic acid were low, less than those seen with placebo, and were not muscle-related.

  ETC-1002-008—Phase 2b clinical study in patients with elevated LDL-C with or without statin intolerance

        On October 1, 2014, we announced top-line results for our Phase 2b ETC-1002-008 clinical study. ETC-1002-008 was a 12 week Phase 2b clinical study in 349 randomized patients across 65 participating clinical recruitment sites in the United States. The primary endpoint of this clinical study was to assess the LDL-C lowering efficacy of bempedoic acid monotherapy versus ezetimibe monotherapy in patients with elevated LDL-C with or without statin intolerance. Secondary endpoints included characterization of bempedoic acid dose-response, assessment of the effect of bempedoic acid on additional lipid and cardiometabolic biomarkers, characterization of safety, tolerability, and rates of muscle-related AEs and assessment of LDL-C lowering efficacy of bempedoic acid and ezetimibe combination therapy versus ezetimibe alone. The full results of the ETC-1002-008 study were presented at the 64th Annual Scientific Session of the ACC on Saturday March 14, 2015. The top-line results of this clinical study are summarized as follows:

LDL-C Percent Change from Baseline to Week 12 Endpoint

				Average Percent Change from Baseline
			LDL-C Week 12 Endpoint Mean (SD) mg/dL
Treatment Group	Number of Patients	LDL-C Baseline Mean (SD) mg/dL		LS Mean (SE)	P Value vs. ezetimibe
bempedoic acid 120 mg	97	164 (28)	119 (30)	–27% (1.3)	0.0008
bempedoic acid 180 mg	99	166 (24)	115 (25)	–30% (1.3)	<0.0001
ezetimibe 10 mg	98	165 (25)	129 (20)	–21% (1.3)	—
bempedoic acid 120 mg + ezetimibe 10 mg	24	161 (26)	92 (29)	–43% (2.6)	<0.0001
bempedoic acid 180 mg + ezetimibe 10 mg	22	164 (27)	86 (21)	–48% (2.8)	<0.0001

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment	N	Baseline Level (mg/L)	Median Change	P Value vs. ezetimibe
bempedoic acid 120 mg	92	1.60	–30%	≤0.01
bempedoic acid 180 mg	86	2.50	–40%	≤0.01
ezetimibe 10 mg	94	2.60	–10%	NS
bempedoic acid 120 mg + ezetimibe 10 mg	20	1.85	–38%	NS
bempedoic acid 180 mg + ezetimibe 10 mg	21	1.25	–26%	≤0.05
  •
  LDL-C levels after 12 weeks of treatment of bempedoic acid were reduced by up to 30% for patients dosed with bempedoic acid only, compared to an average reduction of 21% for patients dosed with ezetimibe (p<0.0001).

  •
  LDL-C levels were lowered up to 48% in the bempedoic acid plus ezetimibe combination treatment versus 21% for ezetimibe alone (p<0.0001).

  •
  hsCRP, a marker of inflammation in coronary disease, was reduced by 30% (p ≤ 0.01) with bempedoic acid 120 mg; by 40% (p≤0.01) with bempedoic acid 180 mg; versus a 10% reduction with ezetimibe.

  •
  Discontinuation rates and muscle-related AEs with bempedoic acid were comparable to ezetimibe.

  •
  In an exploratory analysis of the data, there was comparable LDL-C lowering with bempedoic acid between patients who are statin intolerant and those who are statin tolerant.

  •
  Consistent with prior clinical studies with bempedoic acid, no clinically relevant changes in HDL-C or triglycerides were observed.

  Phase 2a Clinical Studies

  ETC-1002-014—Phase 2a exploratory clinical safety study in patients with both elevated LDL-C and hypertension

        On July 28, 2015, we announced top-line results for our Phase 2a ETC-1002-014 exploratory clinical safety study. ETC-1002-014 was a randomized, double-blind, multi-center, placebo-controlled, parallel group exploratory study that evaluated 180 mg of bempedoic acid versus placebo for six weeks in 144 patients with both elevated LDL-C and hypertension. The primary endpoint of this clinical study was to assess the LDL-C lowering efficacy of bempedoic acid monotherapy versus placebo. Secondary endpoints were to characterize the safety and tolerability of bempedoic acid in patients with co-morbid hypertension; assess the effect of bempedoic acid on systolic blood pressure and diastolic blood pressure; assess the effect of bempedoic acid on additional lipid and cardiometabolic risk markers, including hsCRP; and characterize the safety and tolerability of bempedoic acid. A total of 143 patients with elevated LDL-C and hypertension were washed out of any lipid-regulating and blood pressure therapies for up to six weeks prior to initiating therapy with bempedoic acid or placebo. 71 patients received bempedoic acid 180 mg and 72 patients received placebo. The safety and efficacy results from ETC-1002-014 are summarized as follows:

  •
  Bempedoic acid-treated patients achieved LDL-C lowering of 21% at six weeks (24% greater than placebo, p<0.0001).

  •
  Levels of hsCRP were reduced by 25% with bempedoic acid (44% greater than placebo, p<0.0001).

  •
  Bempedoic acid was safe and well-tolerated, with neutral effects on all blood pressure measures and no muscle-related AEs or bempedoic acid-related SAEs. There was no worsening of blood pressure parameters in hypertensive patients treated with bempedoic acid.

Overall Safety Observations

        To date, 727 subjects have been treated with bempedoic acid for periods of up to 12 weeks at maximum repeated doses of 240 mg per day. Bempedoic acid has been safe and well-tolerated with no dose-limiting side effects identified to date in our ongoing or completed clinical studies. No clinical safety trends have emerged to date; although very modest shifts in group mean levels of hemoglobin, uric acid, alkaline phosphatase and homocysteine were identified in some of our completed clinical studies, these did not go outside the normal ranges. The clinical relevance of these shifts is not readily apparent and will be monitored in our future clinical studies.

Study	Phase	Patient Population	Study Design	Duration	Patients (Treated)	Doses	LDL Lowering Efficacy
ETC-1002-001	Phase 1a	Healthy subjects	Single dose, PK	Single dose	18 (18)
ETC-1002-002	Phase 1b	Healthy subjects	Multiple ascending dose, PK/PD	2/4 weeks	53 (39)	20, 60, 100, 120 mg	Up to 17%
ETC-1002-003	Phase 2a	Elevated LDL	Placebo controlled	12 weeks	177 (133)	40, 80, 120 mg	Up to 27%
ETC-1002-004	Phase 1b	Healthy subjects	Multiple ascending dose, PK	2 weeks	24 (18)	40, 180, 220 mg	Up to 36%
ETC-1002-005	Phase 2a	Elevated LDL; T2DM	Placebo controlled	4 weeks	60 (30)	80, 120 mg	Up to 43%
ETC-1002-006	Phase 2a	Elevated LDL; statin intolerant	Placebo controlled	8 weeks	56 (37)	60, 120, 180, 240 mg	Up to 32%
ETC-1002-007	Phase 2a	Elevated LDL; statin add-on	Placebo controlled, 10 mg atorvastatin	8 weeks	58 (42)	60, 120, 180, 240 mg	Up to 22%
ETC-1002-008	Phase 2b	Elevated LDL; statin intolerant and tolerant	Monotherapy and in combination with ezetimibe	12 weeks	349 (250)	120 mg, 180 mg	Up to 30%
Up to 48%
ETC-1002-009	Phase 2b	Elevated LDL; statin add-on	Placebo controlled,	12 weeks	134 (89)	120mg, 180mg	Up to 24%
ETC-1002-014	Phase 2a	Elevated LDL; hypertension	Placebo controlled	6 weeks	143 (71)	180mg	Up to 21%

Ongoing Clinical Studies

  ETC-1002-035—Phase 2 clinical study in patients treated with high-dose statin therapy

        ETC-1002-035 is a Phase 2 randomized, double-blind, parallel group study evaluating 60 patients on stable atorvastatin 80 mg per day. All patients in the study will receive 80 mg of atorvastatin for four weeks. Patients will then be randomized to receive either 180 mg of bempedoic acid, or placebo, for four weeks. The study will enroll patients at approximately 20 centers across the United States. The primary objectives of the study are to assess the LDL-C lowering efficacy of bempedoic acid versus placebo on a background of atorvastatin 80 mg, as well as multiple-dose plasma PK of atorvastatin 80 mg alone and in combination with bempedoic acid. Secondary objectives include assessing the effect of bempedoic acid on lipid and cardiometabolic biomarkers, including hsCRP; characterizing the tolerability and safety of bempedoic acid; and evaluating the steady-state plasma PK of bempedoic acid. We initiated ETC-1002-035 in January 2016, and expect to report top-line results in the third quarter of 2016.

  ETC-1002-037—Phase 1 clinical pharmacology study to assess the safety and tolerability of bempedoic acid added-on to maximally tolerated statin therapy

        ETC-1002-037 is a Phase 1, open-label, single-sequence, drug-drug interaction study to assess the effect of steady-state bempedoic acid on the single-dose pharmacokinetics of atorvastatin 80 mg, simvastatin 40 mg, pravastatin 80 mg and rosuvastatin 40 mg in 48 healthy subjects. The primary objective of this study is to assess the single-dose pharmacokinetics of the four high-dose statins alone or in combination with bempedoic acid 180 mg. Secondary objectives include characterizing the safety and tolerability of bempedoic acid alone and when used with high-dose statins. We initiated ETC-1002-037 in February 2016, and expect to report top-line results in the third quarter of 2016.

  ETC-1002-040—Phase 3 global long-term safety and tolerability study in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins

        ETC-1002-040 is a global Phase 3 randomized, multicenter, double-blind, placebo-controlled study evaluating 180 mg of bempedoic acid versus placebo in 900 patients with hyperlipidemia at high cardiovascular disease risk and whose LDL-C is not adequately controlled with maximally tolerated lipid-modifying therapy. The study will enroll patients at approximately 125 sites in the U.S., Canada and the European Union. The primary objective is to assess safety and tolerability of patients treated with bempedoic acid for 52 weeks. Secondary objectives include assessing the effects of bempedoic acid on other lipid and cardiometabolic risk markers, including LDL-C and hsCRP. We initiated ETC-1002-040 in January 2016, and expect to report top-line results in the fourth quarter of 2017.

Additional Studies

  Phase 3 Clinical Studies and CVOT

        The ETC-1002-040 study marks the launch of our Phase 3 clinical program—known as Cholesterol Lowering via ETC-1002, an ACL-inhibiting Regimen (CLEAR)—which will be focused on the development of bempedoic acid for statin intolerant patients with uncontrolled LDL-C levels. We expect to provide the global clinical and regulatory development plans for the CLEAR Phase 3 program in the second quarter of 2016. Separately, we expect to announce the design of the planned CVOT for bempedoic acid in statin intolerant patients in the second quarter of 2016.

  Studies in Response to Partial Clinical Holds

        On February 2, 2015, we announced that the FDA removed the PPAR partial clinical hold on bempedoic acid, allowing us to conduct clinical studies of longer than six months in duration. In 2009 the FDA had determined that bempedoic acid was a potential PPAR agonist.

        On July 7, 2015, we announced that the FDA removed the 240 mg partial clinical hold on bempedoic acid, allowing bempedoic acid to be used at doses above 240 mg in clinical studies. In 2012 the FDA limited our ability to dose bempedoic acid above 240 mg in our clinical studies.

  Mechanism of Action

        Bempedoic acid inhibits ACL, an enzyme upstream of HMG-CoA reductase (the molecular target of statins) in the cholesterol synthesis pathway. Like statins, bempedoic acid decreases cholesterol synthesis in the liver, which results in decreased intracellular cholesterol and up-regulated LDL-receptors, resulting in increased LDL-C clearance and decreased plasma levels of LDL-C. Although bempedoic acid and statins both inhibit cholesterol synthesis in liver, an important differentiating feature is that, unlike statins, bempedoic acid is inactive in skeletal muscle. Specifically, bempedoic acid is a prodrug which requires activation by a specific enzyme, acyl-CoA synthetase, or ACS, to convert bempedoic acid to ETC-1002-CoA, the active form of the drug. While this enzyme is present in the liver, it is not found in skeletal muscle. Therefore, bempedoic acid does not appear to inhibit cholesterol biosynthesis in skeletal muscle and has reduced potential for muscle-related adverse effects. These differentiating properties of bempedoic acid provide a mechanistic basis for liver-specific cholesterol synthesis inhibition.

Research and Development Expenses

        Research and development expenses for the year ended December 31, 2015, were $29.9 million.

Sales and Marketing

        Given our stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company. To develop the appropriate commercial infrastructure to launch bempedoic acid in the United States, if approved, as a treatment for patients with elevated LDL-C, we would need to invest significant financial and managerial resources. We may engage in partnering discussions with third parties from time to time. If we elect to seek approval and launch commercial sales of bempedoic acid outside of the United States or for broader patient populations in the United States, including statin intolerant patients who are unable to reach their LDL-C goal with a statin therapy, we may either do so on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

Manufacturing and Supply

        Bempedoic acid is a small molecule drug that is synthesized from readily available raw materials using conventional chemical processes. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce both drug substances and drug products required for our clinical studies. All lots of drug substance and drug product used in clinical studies are manufactured under current good manufacturing practices. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of bempedoic acid, if approved.

Licenses

        In April 2008, we entered into an agreement with Pfizer pursuant to which we acquired a worldwide, exclusive, fully paid-up license from Pfizer to certain patent rights owned or controlled by Pfizer relating to bempedoic acid, and we granted Pfizer a worldwide, exclusive, fully paid-up license to certain patent rights owned or controlled by us relating to development programs other than bempedoic acid. The license to us covers the development, manufacture and commercialization of bempedoic acid. We may grant sublicenses under the license. Under the license agreement, Pfizer is restricted from making, using, developing or testing any of the compounds claimed under the same patents that claim or cover the composition of matter of bempedoic acid. Neither party is entitled to any royalties, milestones or any similar development or commercialization payments under the license agreement, and the licenses granted are irrevocable and may not be terminated for any cause, including intentional breaches or breaches caused by gross negligence.

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

        Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of bempedoic acid and our other development programs.

        As of December 31, 2015, our patent estate, including patents we own or license from third parties, on a worldwide basis, included approximately 23 issued United States patents and eight pending United States patent applications and 19 issued patents and 15 pending patent applications in other foreign jurisdictions. Of our worldwide patents and pending applications, only a subset relates to our small molecule program which includes our lead product candidate, bempedoic acid. Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent Nos. 9,000,041 and 8,497,301 claim methods of treatment using bempedoic acid. We also have a pending U.S. patent application directed to bempedoic acid. There are currently three issued patents and four pending applications in countries outside the United States that relate to bempedoic acid.

        A subset of this portfolio relates to our planned fixed-dose combination of bempedoic acid and ezetimibe and bempedoic acid and one or more statins. We have one pending U.S. patent application claiming methods of treatment using a fixed-dose combination of bempedoic acid and ezetimibe, and two pending U.S. patent applications claiming methods of treatment using fixed-dose combinations of bempedoic acid and one or more statins.

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

        In addition, substantial scientific and commercial research has been conducted for many years in the areas in which we have focused our development efforts, which has resulted in third parties having a number of issued patents and pending patent applications. Patent applications in the U.S. and elsewhere are published only after eighteen months from the priority date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to drugs similar to bempedoic acid and any future drugs, discoveries or technologies we might develop may have already been filed by others without our knowledge.

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

        Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. See "Risk Factors—Risks Related to our Business and the Clinical Development and Commercialization of Bempedoic Acid—Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of bempedoic acid, if approved, will be materially adversely affected."

Regulatory Matters

  Government Regulation and Product Approval

        Government authorities in the United States at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates, including bempedoic acid, must be approved by the FDA through the new drug application, or NDA, process before they may legally be marketed in the United States.

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

        In addition, under the Pediatric Research Equity Act of 2003, or PREA, made into permanent law pursuant to Food and Drug Administration Safety and Innovation Act (FDASIA), an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

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

        If a product receives regulatory approval, the approval may be significantly limited to specific patient populations, therapeutic settings, risk categories of disease, and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require further Phase 3 and Phase 4 testing to be conducted, which involves clinical studies designed to further assess a drug's safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

        Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well- controlled clinical studies necessary to demonstrate safety and effectiveness.

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

        Certain foreign countries permit extension of patent term for a newly approved drug and/or grant a period of data exclusivity and/or market exclusivity. For example, depending upon the timing and duration of the marketing authorization process in certain European countries, a newly approved drug may be eligible for a supplementary protection certification, or SPC, which can extend the basic patent right for the drug for a period up to five years.

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

Employees

        As of December 31, 2015, we had 32 full-time employees. Two of our employees have Ph.D. degrees and one has an M.D. degree. 17 of our employees are engaged in research and development activities. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

        Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 7,900 square feet of office space. We lease and occupy an additional 5,500 square feet of office space in Ann Arbor, Michigan to support our clinical development operations. We believe our current facilities will be sufficient to meet our needs until expiration.

Legal Proceedings

        On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

        In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

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

 Risks Related to our Business and the Clinical Development and Commercialization of Bempedoic Acid

We depend almost entirely on the success of one product candidate, bempedoic acid, which only recently commenced Phase 3 clinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, bempedoic acid.

        We currently have only one product candidate, bempedoic acid, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approvals and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Bempedoic acid, for which we recently launched our Phase 3 clinical program in January 2016, will require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence its commercialization. Any other product candidates are still in preclinical development stages. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing studies and surveillance, including a Risk Evaluation and Mitigation Strategy, or REMS program, which will require the expenditure of substantial resources beyond the proceeds we have raised. Of the large number of drugs in development in the United States, only a small percentage successfully complete the approval process at the FDA or any other foreign regulatory agency, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that bempedoic acid or any other of our product candidates will be successfully developed or commercialized.

        We are not permitted to market bempedoic acid in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA for bempedoic acid to treat patients with elevated LDL-C, we have currently completed two Phase 2b clinical studies and four Phase 2a clinical studies and expect to complete another Phase 2 clinical study, several pivotal Phase 3 clinical studies, one long-term safety study and to at least initiate, and potentially complete, a cardiovascular outcomes trial, or CVOT. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of bempedoic acid for many reasons, including, among others:

  •
  we may not be able to demonstrate that bempedoic acid is safe and effective in treating patients with elevated LDL-C to the satisfaction of the FDA;

  •
  the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

  •
  the magnitude of the treatment effect must also be clinically meaningful along with the drug's safety for a favorable benefit/risk assessment by the FDA;

  •
  the FDA may disagree with the number, design, size, duration, exposure of patients, or conduct or implementation of our clinical studies;

  •
  the FDA may require that we conduct additional clinical studies;

  •
  the FDA or an applicable foreign regulatory agency may not approve the formulation, specifications or labeling of bempedoic acid;

  •
  the clinical research organizations, or CROs, that we retain to conduct our clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

  •
  the FDA may find the data from preclinical studies and clinical studies insufficient to demonstrate that bempedoic acid's clinical and other benefits outweigh its safety risks;

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

        Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market bempedoic acid. Moreover, because our business is almost entirely dependent upon this one product candidate, any setback in our pursuit of its regulatory approval would have a material adverse effect on our business and prospects.

Failures or delays in the completion of our Phase 2, pivotal Phase 3 clinical studies or a CVOT of bempedoic acid could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

        In January 2016, we commenced a Phase 2 clinical study in patients treated with high-dose statin therapy, and a Phase 3 long-term safety and tolerability study in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins. Successful completion of such clinical studies are likely prerequisites to submitting an NDA to the FDA and, consequently, the ultimate approval and commercial marketing of bempedoic acid. We do not know whether our ongoing

Phase 2 or Phase 3 clinical studies will be completed on schedule, if at all. Additionally, we are working to finalize the design of our Phase 3 program and the CVOT, and do not know whether these additional planned Phase 3 clinical studies or CVOT, which will be determined following discussions with the FDA, will begin or be completed on schedule. The commencement and completion of clinical studies can be delayed or prevented for a number of reasons, including, among others:

  •
  the FDA may not agree to the study design or overall program;

  •
  the FDA may place a clinical study on hold;

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

  •
  challenges in recruiting and enrolling patients to participate in clinical studies or in our planned CVOT, including the size and nature of the patient population, the proximity of patients to clinical sites, eligibility criteria for the clinical study, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical study programs for similar indications;

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
  unforeseen safety issues;

  •
  changes in government regulations or administrative actions;

  •
  problems with clinical supply materials; and

  •
  lack of adequate funding to continue the clinical study.

Positive results from completed Phase 1 and Phase 2 clinical studies of bempedoic acid are not necessarily predictive of the results of our ongoing Phase 2 and Phase 3 and planned Phase 3 clinical studies and CVOT of bempedoic acid, nor do they guarantee approval of bempedoic acid by the FDA. If we cannot replicate the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid in our ongoing Phase 2 and Phase 3 and planned Phase 3 clinical studies and CVOT, we may be unable to successfully develop, obtain regulatory approval for and commercialize bempedoic acid.

        There is a high failure rate for drugs proceeding through clinical studies. Our ongoing Phase 2 clinical study is evaluating the LDL-C lowering efficacy of bempedoic acid as an add-on to patients on stable atorvastatin. This is the first clinical study in which we are testing bempedoic acid in patients already being administered a high-dose statin. Our ongoing Phase 3 clinical study is evaluating the safety and tolerability of bempedoic acid in patients with hyperlipidemia at high cardiovascular disease risk and whose LDL-C is not adequately controlled with maximally tolerated lipid-modifying therapy. We are working to finalize the design of our Phase 3 program and CVOT. Even if we are able to complete our ongoing Phase 2 and Phase 3 and planned Phase 3 clinical studies and CVOT, which will be determined following discussions with the FDA, of bempedoic acid according to our current development timeline, the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid may not be replicated in our ongoing Phase 2 or Phase 3 or planned Phase 3 clinical studies or CVOT results, nor do they guarantee approval of bempedoic acid by the FDA in a timely manner or at all. Similarly, success of our program in a statin-intolerant population does not necessarily mean that our statin add-on program will be similarly successful. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

        Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA approval. If we fail to obtain positive results in our ongoing Phase 2 and Phase 3 and planned Phase 3 clinical studies and CVOT of bempedoic acid, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

        Although we believe that the net proceeds from our public offerings will be sufficient to fund our operations through at least the end of 2018, we will likely need to raise additional capital thereafter to continue to fund the further development and commercialization of bempedoic acid and our operations. We reported top-line results from our Phase 2b ETC-1002-008 clinical study in October 2014, our Phase 2b ETC-1002-009 clinical study in March 2015, and our Phase 2a ETC-1002-014 exploratory clinical safety study in July 2015. We held our End-of-Phase 2 meeting with the FDA in August 2015. In January 2016, we commenced our Phase 2 ETC-1002-035 clinical study and our Phase 3 ETC-1002-040 clinical study. Our future capital requirements may be substantial and will depend on many factors including:

  •
  the scope, size, rate of progress, results and costs of completing our Phase 3 clinical program of bempedoic acid, which currently includes multiple pivotal Phase 3 clinical studies and one long-term safety study;

  •
  the scope, size, rate of progress, results and costs of completing our ongoing additional Phase 2 clinical studies of bempedoic acid and our operating costs incurred as we conduct these studies;

  •
  the scope, size, rate of progress, results and costs of initiating and completing our planned CVOT of bempedoic acid;

  •
  the cost, timing and outcome of our efforts to obtain marketing approval for bempedoic acid in the United States, including to fund the preparation and filing of an NDA with the FDA for bempedoic acid and to satisfy related FDA requirements;

  •
  the number and characteristics of any additional product candidates we develop or acquire;

  •
  the costs associated with commercializing bempedoic acid or any future product candidates if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell bempedoic acid or any future product candidates;

  •
  the cost of manufacturing bempedoic acid or any future product candidates and any products we successfully commercialize; and

  •
  the costs associated with general corporate activities, such as the cost of filing, prosecuting and enforcing patent claims.

        Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Because the outcome of any clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval and commercialization of bempedoic acid and any future product candidates. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are unavailable to us on a timely basis, or at all, we may not be able to continue the development of bempedoic acid or any future product candidate, or to commercialize bempedoic acid or any future product candidate, if approved, unless we find a partner.

We are an emerging pharmaceutical company and have not generated any revenue from product sales. We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

        We have a limited operating history on which to base your investment decision. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for bempedoic acid. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

        Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid, which recently commenced Phase 3 clinical development in January 2016. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock, convertible promissory notes and warrants and the incurrence of indebtedness, and we have incurred losses in each year since our inception. Our net losses were $49.8 million, $36.4 million and $26.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $154.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical studies of bempedoic acid and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for bempedoic acid, we will also incur significant sales, marketing and outsourced manufacturing expenses. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company, particularly now that we are no longer an "emerging growth company." As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Changes in regulatory requirements, FDA guidance or unanticipated events during our Phase 2 or Phase 3 clinical studies or our planned CVOT of bempedoic acid may occur, which may result in changes to clinical study protocols or additional clinical study requirements, which could result in increased costs to us and could delay our development timeline.

        We are working to finalize the design of our Phase 3 program and our planned CVOT, which will be determined following discussions with the FDA. Changes in regulatory requirements, FDA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA may impose additional clinical study requirements. Significant amendments to our clinical study protocols may require resubmission to the FDA and/or IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of these studies. If we experience substantial delays completing—or if we terminate—any of our Phase 2 or Phase 3 clinical studies or our planned CVOT, or if we are required to conduct additional clinical studies, the commercial prospects for bempedoic acid may be harmed and our ability to generate product revenue will be delayed.

        We may not be able to identify and enroll the requisite number of patients in our Phase 3 studies or planned CVOT. Even if we are successful in enrolling patients in these studies, we may not ultimately be able to demonstrate sufficient clinical benefits from bempedoic acid and our failure to do so may delay or hinder our ability to obtain FDA approval for bempedoic acid. Our current development timeline for bempedoic acid contemplates initiating and having a CVOT "well underway" by the time bempedoic acid is approved, but does not contemplate completion of such a trial prior to approval. Conducting our planned CVOT will be costly and time-consuming, and a future requirement to complete the CVOT prior to approval of bempedoic acid would adversely affect our development timeline and financial condition.

Even if we receive marketing approval for bempedoic acid, we may still face future development and regulatory difficulties.

        Even if we receive marketing approval for bempedoic acid, regulatory authorities may still impose significant restrictions on bempedoic acid's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies, such as a CVOT. Bempedoic acid will also be subject to ongoing FDA requirements governing the packaging, storage, labeling, advertising and promotion of the product, recordkeeping and submission of safety updates and other post-marketing information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug product. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

        Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices and other regulations. If we or a regulatory agency discover problems with bempedoic acid, such as adverse events of unanticipated severity or frequency, or problems with the facility where bempedoic acid is manufactured, a regulatory agency may impose restrictions on bempedoic acid, the manufacturer or us, including requiring withdrawal of bempedoic acid from the market or suspension of manufacturing. If we, bempedoic acid or the manufacturing facilities for bempedoic acid fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Even if we receive marketing approval for bempedoic acid in the United States, we may never receive regulatory approval to market bempedoic acid outside of the United States.

        We have not yet selected any markets outside of the United States where we intend to seek regulatory approval to market bempedoic acid. In order to market any product outside of the United States, however, we must establish and comply with the numerous and varying efficacy, safety and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to commercialize bempedoic acid in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Even if we receive marketing approval for bempedoic acid, it may not achieve broad market acceptance, which would limit the revenue that we generate from its sales.

        The commercial success of bempedoic acid, if approved by the FDA or other regulatory authorities, will depend upon the awareness and acceptance of bempedoic acid among the medical community, including physicians, patients and healthcare payors. Market acceptance of bempedoic acid, if approved, will depend on a number of factors, including, among others:

  •
  bempedoic acid's demonstrated ability to treat statin intolerant patients with elevated LDL-C or as an add-on for patients already on statin therapy and, if required by any applicable regulatory authority in connection with the approval for this or any other indication, to provide patients with incremental cardiovascular disease benefits, as compared with other available therapies;

  •
  the relative convenience and ease of administration of bempedoic acid, including as compared with other treatments for patients with elevated LDL-C;

  •
  the prevalence and severity of any adverse side effects such as muscle pain or weakness;

  •
  limitations or warnings contained in the labeling approved for bempedoic acid by the FDA;

  •
  availability of alternative treatments, including a number of competitive LDL-C lowering therapies already approved, including PCSK9 inhibitors, or expected to be commercially launched in the near future;

  •
  pricing and cost effectiveness;

  •
  the effectiveness of our sales and marketing strategies;

  •
  our ability to increase awareness of bempedoic acid through marketing efforts;

  •
  our ability to obtain sufficient third-party coverage or reimbursement; and

  •
  the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

        If bempedoic acid is approved but does not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from bempedoic acid to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that, in addition to lowering elevated LDL-C levels, bempedoic acid also provides incremental cardiovascular disease benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of bempedoic acid may require significant resources and may never be successful.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell bempedoic acid, we may not be able to generate any revenue.

        We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market bempedoic acid, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even if we obtain marketing approval for bempedoic acid, physicians and patients using other LDL-C lowering therapies may choose not to switch to our product.

        Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective, safe or convenient treatments enter the market. In addition, patients often acclimate to the brand or type of therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If physicians or patients are reluctant to switch from existing therapies to bempedoic acid, if approved, our operating results and financial condition would be materially adversely affected.

Guidelines and recommendations published by various organizations may adversely affect the use or commercial viability of bempedoic acid, if approved.

        Government agencies issue regulations and guidelines directly applicable to us and to bempedoic acid, including guidelines generally relating to therapeutically significant LDL-C levels. In addition, professional societies, practice management groups, private health or science foundations and other organizations involved in the research, treatment and prevention of various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations such as the American Heart Association have made recommendations about therapies in the cardiovascular therapeutics market. Changes to these existing recommendations or other guidelines advocating alternative therapies could result in decreased use of bempedoic acid, if approved, which would adversely affect our results of operations.

Even if approved, reimbursement policies could limit our ability to sell bempedoic acid.

        Market acceptance and sales of bempedoic acid will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for bempedoic acid and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, bempedoic acid. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize bempedoic acid.

        In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of bempedoic acid with other available therapies. If reimbursement for bempedoic acid is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical studies, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Our product development programs for candidates other than bempedoic acid may require substantial financial resources and may ultimately be unsuccessful.

        In addition to the development of bempedoic acid, we may pursue the development of our other two early-stage development programs. Neither of our other potential product candidates has commenced any clinical studies, and there are a number of FDA requirements that we must satisfy before we can commence such clinical studies. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on our other two early-stage development programs may adversely affect our ability to continue development and commercialization of bempedoic acid, and we may never commence clinical studies of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical studies of our other potential product candidates, such product candidates may never be approved by the FDA.

Recent federal legislation will increase pressure to reduce prices of pharmaceutical products paid for by Medicare, which could materially adversely affect our revenue, if any, and our results of operations.

        In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the scope of coverage and the price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. This legislation may pose an even greater risk to bempedoic acid than some other pharmaceutical products because a significant portion of the target patient population for bempedoic acid would likely be over 65 years of age and, therefore, many such patients will be covered by Medicare.

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, became law in the United States. The goal of the PPACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the PPACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of bempedoic acid, if approved, or any of our future products. In 2012, members of the U.S. Congress and some state legislatures sought to overturn certain provisions of the PPACA including those concerning the mandatory purchase of insurance. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of these provisions. Members of the U.S. Congress have since proposed a number of legislative initiatives, including possible repeal of the PPACA. We cannot predict the outcome or impact of current proposals or whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted. These challenges add to the uncertainty of the legislative changes as part of ACA.

        Finally, the availability of generic LDL-C lowering treatments may also substantially reduce the likelihood of reimbursement for branded counterparts or other competitive LDL-C lowering therapies, such as bempedoic acid if it is approved for commercial distribution. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

        We may face competition for bempedoic acid, if approved, from cheaper LDL-C lowering therapies sourced from foreign countries that have placed price controls on pharmaceutical products. The MMA contains provisions that may change U.S. importation laws and expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has so far declined to approve a reimportation plan. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop, including bempedoic acid, and adversely affect our future revenues and prospects for profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

        The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as bempedoic acid if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product's approved labeling. If we receive marketing approval for bempedoic acid as a therapy for lowering LDL-C levels in statin intolerant patients with elevated LDL-C, the first indication we intend to pursue, physicians may nevertheless prescribe bempedoic acid to their patients in a manner that is inconsistent with the approved label, potentially including as a therapy in addition to statins. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of bempedoic acid, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of bempedoic acid, if approved, will be materially adversely affected.

        The LDL-C lowering therapies market is highly competitive and dynamic and dominated by the sale of statin treatments, including the cheaper generic versions of statins. We estimate that the total statin monotherapy and fixed combination market, including generic drugs, accounted for 69% of U.S. sales in the LDL-C lowering market in 2012. Our success will depend, in part, on our ability to obtain a share of the market, initially, for patients who are statin intolerant. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop LDL-C lowering therapies for statin intolerant patients that compete with bempedoic acid, if approved, that do not infringe the claims of our patents, pending patent applications or other proprietary rights, which could materially adversely affect our business and results of operations.

        LDL-C lowering therapies currently on the market that would compete with bempedoic acid include the following:

  •
  Statins, such as Crestor® (rosuvastatin) and Lipitor® (atorvastatin), including their cheaper generic versions;

  •
  Cholesterol absorption inhibitors, such as Zetia® (ezetimibe), a monotherapy marketed by Merck & Co.;

  •
  PCSK9 inhibitors such as Praluent® (alirocumab) and Repatha® (evolocumab), marketed by Sanofi and Amgen Inc. respectively;

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

        Several other pharmaceutical companies have other LDL-C lowering therapies in development that may be approved for marketing in the United States or outside of the United States. Based on publicly available information, we believe the current therapies in development that would compete with bempedoic acid include:

  •
  Bococizumab, a separate PCSK9 inhibitor therapy in Phase 3 clinical testing being developed by Pfizer Inc., and five additional PCSK9 inhibitors in earlier phases of development from Lilly, Novartis, Roche, Kowa and The Medicines Company/Alnylam; and

  •
  CETP inhibitors, such as anacetrapib, a therapy in Phase 3 clinical testing being developed by Merck.

        Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience discovering and developing drug candidates, obtaining FDA and other marketing approvals of products and commercializing those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than bempedoic acid, if approved, and may render bempedoic acid obsolete or non-competitive before we can recover the expenses of developing and commercializing it. If approved, bempedoic acid may also compete with unapproved and off-label LDL-C lowering treatments, and following the expiration of additional patents covering the LDL-C lowering market, we may also face additional competition from the entry of new generic drugs. We anticipate that we will encounter intense and increasing competition as new drugs enter the market and advanced technologies become available.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

        The use of bempedoic acid in clinical studies and the sale of bempedoic acid, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with bempedoic acid. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

  •
  withdrawal of patients from our clinical studies;

  •
  substantial monetary awards to patients or other claimants;

  •
  decreased demand for bempedoic acid or any future product candidates following marketing approval, if obtained;

  •
  damage to our reputation and exposure to adverse publicity;

  •
  increased FDA warnings on product labels;

  •
  litigation costs;

  •
  distraction of management's attention from our primary business;

  •
  loss of revenue; and

  •
  the inability to successfully commercialize bempedoic acid or any future product candidates, if approved.

        We maintain product liability insurance coverage for our clinical studies with a $10.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for bempedoic acid, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

We are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of bempedoic acid, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute bempedoic acid, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Our internal computer systems, or those of our third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our bempedoic acid development programs.

        Despite the implementation of security measures, our internal computer systems and those of our third-party clinical research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for bempedoic acid could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of bempedoic acid could be delayed.

Our credit facility imposes significant restrictions on our business, and if we default on our obligations, our lender would have a right to foreclose on substantially all our assets.

        In June 2014, we entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC, or Oxford, pursuant to which, subject to the conditions to borrowing thereunder, we borrowed an aggregate principal amount of $5.0 million. The loans are secured by a lien on substantially all of our assets excluding intellectual property.

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

Risks Related to our Intellectual Property

If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect bempedoic acid, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

        As of December 31, 2015, Esperion's patent estate, including patents we own or license from third parties, on a worldwide basis, included approximately 23 issued United States patents and eight pending United States patent applications and 19 issued patents and 15 pending patent applications in foreign jurisdictions. Of our worldwide patents and pending applications, only a subset relates to our small molecule program which includes our lead product candidate, bempedoic acid. Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent Nos. 9,000,041 and 8,497,301 claim methods of treatment using bempedoic acid. We also have a pending U.S. patent application directed to bempedoic acid. There are currently three issued patents and four pending applications in countries outside the United States that relate to bempedoic acid.

        A subset of this portfolio relates to our planned fixed-dose combination of bempedoic acid and ezetimibe and bempedoic acid and one or more statins. We have one pending U.S. patent application claiming methods of treatment using a fixed-dose combination of bempedoic acid and ezetimibe, and two pending U.S. patent applications claiming methods of treatment using fixed-dose combinations of bempedoic acid and one or more statins.

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

        We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect bempedoic acid or any other product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings, supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to opposition or comparable proceedings lodged in various national and regional patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re- examination, opposition, post-grant review, inter partes review, supplemental examination or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize bempedoic acid.

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

        In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If, in any proceeding, a court invalidated or found unenforceable our patents covering bempedoic acid, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered bempedoic acid, our financial position and results of operations would also be materially and adversely impacted.

        The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

  •
  any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect bempedoic acid;

  •
  any of our pending patent applications will result in issued patents;

  •
  we will be able to successfully commercialize bempedoic acid, if approved, before our relevant patents expire;

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing bempedoic acid, if approved.

        Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

        The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that bempedoic acid or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney's fees if we are found to be willfully infringing another party's patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing bempedoic acid.

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

  •
  cease developing, selling or otherwise commercializing bempedoic acid;

  •
  pay substantial damages for past use of the asserted intellectual property;

  •
  obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

  •
  redesign, or rename in the case of trademark claims, bempedoic acid to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

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

We could become dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing bempedoic acid or other product candidates, if approved.

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

        Our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize bempedoic acid, which would materially adversely affect our commercial development efforts.

Risks Related to our Dependence on Third Parties

We will be unable to directly control all aspects of our clinical studies due to our reliance on CROs and other third parties that assist us in conducting clinical studies.

        We relied on CROs in our prior clinical studies, and will continue to rely on CROs to conduct our ongoing Phase 2 and Phase 3 and planned Phase 3 clinical studies and CVOT for bempedoic acid. As a result, we will have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through the clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

        Problems with the timeliness or quality of the work of any CRO may lead us to seek to terminate our relationship with any such CRO and use an alternative service provider. Making this change may be costly and may delay our clinical studies, and contractual restrictions may make such a change difficult or impossible to effect. If we must replace any CRO that is conducting our clinical studies, our clinical studies may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of bempedoic acid or may cause us to incur significant expenses to replicate data that may be lost. Although we do not believe that any CRO on which we may rely will offer services that are not available elsewhere, it may be difficult to find a replacement organization that can conduct our clinical studies in an acceptable manner and at an acceptable cost. Any delay in or inability to complete our clinical studies could significantly compromise our ability to secure regulatory approval of bempedoic acid and preclude our ability to commercialize bempedoic acid, thereby limiting or preventing our ability to generate revenue from its sales.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for bempedoic acid, and we intend to rely on third parties to produce commercial supplies of bempedoic acid and preclinical, clinical and commercial supplies of any future product candidate.

        We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of bempedoic acid, or any future product candidates, for use in the conduct of our preclinical studies and clinical studies, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug for bempedoic acid, or any future product candidates, must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

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

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for bempedoic acid.

        Our drug development programs and commercialization plans for bempedoic acid will require substantial additional cash to fund expenses. We may develop and initially commercialize bempedoic acid in the United States without a partner. However, in order to pursue the broader statin resistant market in the United States, we may also enter into a partnership or co-promotion arrangement with an established pharmaceutical company that has a larger sales force and we may enter into collaborative arrangements to develop and commercialize bempedoic acid outside of the United States. We will face significant competition in seeking appropriate collaborators and these collaboration agreements are complex and time-consuming to negotiate. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development or delay commercialization of bempedoic acid in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the commercialization of bempedoic acid could be delayed or terminated.

        We are not currently party to any collaborative arrangements for the commercialization of bempedoic acid or similar arrangements, although we may pursue such arrangements before any commercialization of bempedoic acid outside of the United States or to further commercialize bempedoic acid in the broader statin resistant market in the United States, if approved. If we are successful in entering into collaborative arrangements for the commercialization of bempedoic acid or similar arrangements and any of our collaborative partners does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of bempedoic acid could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of bempedoic acid on our own in such locations.

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

        Competition may negatively impact a partner's focus on and commitment to bempedoic acid and, as a result, could delay or otherwise negatively affect the commercialization of bempedoic acid outside of the United States or in the broader statin resistant market in the United States. If future collaboration partners fail to develop or effectively commercialize bempedoic acid for any of these reasons, our sales of bempedoic acid, if approved, may be limited, which would have a material adverse effect on our operating results and financial condition.

Risks Related to General Business, Employee Matters and Managing Growth

Commencing December 31, 2015, we are no longer an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

        Because as of June 30, 2015, the market value of our common stock that was held by non-affiliates exceeded $700 million, we became a large accelerated filer and therefore no longer qualify for status as an "emerging growth company" commencing December 31, 2015. As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

  •
  compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

  •
  compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

  •
  full disclosure obligations regarding executive compensation; and

  •
  compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

        We expect that the loss of "emerging growth company" status will substantially increase our costs of complying with these and other requirements of being a large accelerated filer.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

        We expect that we will continue to increase our workforce and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure; or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of bempedoic acid. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than anticipated, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize bempedoic acid, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our future success depends on our ability to retain members of our senior management team, and to attract, retain and motivate qualified personnel.

        We are highly dependent on members of our senior management team. We have entered into employment agreements with these individuals, but any employee may terminate his or her employment with us. Although we do not have any reason to believe that we will lose the services of these individuals in the foreseeable future, the loss of the services of these individuals might impede the achievement of our research, development and commercialization objectives. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel.

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

Risks Related to our Financial Position and Capital Requirements

We have not generated any revenue from bempedoic acid and may never be profitable.

        Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our lead product candidate, bempedoic acid, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, bempedoic acid. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

  •
  successfully complete our Phase 3 clinical program;

  •
  successfully complete our ongoing additional Phase 2 clinical studies;

  •
  initiate and successfully complete our planned CVOT;

  •
  initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for bempedoic acid as a treatment for patients with elevated LDL-C;

  •
  commercialize bempedoic acid, if approved, by developing a sales force or entering into collaborations with third parties; and

  •
  achieve market acceptance of bempedoic acid in the medical community and with third-party payors.

        Absent our entering into a collaboration or partnership agreement, we expect to incur significant sales and marketing costs as we prepare to commercialize bempedoic acid. Even if we initiate and successfully complete our Phase 3 clinical program of bempedoic acid and achieve all clinical endpoints and bempedoic acid is approved for commercial sale, and despite expending these costs, bempedoic acid may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

        We may seek additional capital through a combination of private and public equity offerings, debt financings, royalty-based financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations. Debt or royalty-based financings may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to bempedoic acid, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Our ability to use our net operating loss carryforwards may be subject to limitation.

        At December 31, 2015, we had United States federal net operating loss carryforwards of approximately $137.4 million and state net operating loss carryforwards of approximately $15.4 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations.

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

        We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC that generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment, as well as an opinion from our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting.

        We are in the costly and challenging process of evaluating and testing our internal controls for the purpose of providing the reports required by these rules. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act, as

amended. In order to report our results of operations and financial statements on an accurate and timely basis, we depend on CROs to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm our business.

Risks Related to the Securities Markets and Investment in our Common Stock

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        At December 31, 2015, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 32.1% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

        At December 31, 2015, certain holders of shares of our common stock are entitled to rights with respect to the registration under the Securities Act of 1933, as amended, or the Securities Act, of approximately 7.2 million shares of our common stock held by these individuals or entities. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, including shares held by our affiliates as defined in Rule 144 under the Securities Act. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

        The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

  •
  plans for, progress of or results from clinical efficacy or safety studies of bempedoic acid;

  •
  guidance from or communications with the FDA regarding our ongoing or planned clinical studies of bempedoic acid;

  •
  the failure of or delay by of the FDA to approve bempedoic acid in our desired or expected target indications or at all;

  •
  announcements of new products, technologies, commercial relationships, acquisitions or other events by us or our competitors;

  •
  the success or failure of other LDL-C lowering therapies;

  •
  regulatory or legal developments in the United States and other countries;

  •
  failure of bempedoic acid, if approved, to achieve commercial success;

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

        Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, as described further in Part I, Item 3—Legal Proceedings, a purported securities class action lawsuit has been filed naming us and certain of our officers as defendants. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management. This proceeding and any others in which we may become involved could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 7,900 square feet of office space. We lease and occupy an additional 5,500 square feet of office space in Ann Arbor, Michigan to support our clinical development operations. We believe our current facilities will be sufficient to meet our needs until expiration.

Item 3.    Legal Proceedings

        On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

        In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock began trading on the NASDAQ Global Market on June 26, 2013, under the symbol "ESPR". Prior to that time there was no public market for our common stock. Shares sold in our initial public offering which closed on July 1, 2013, were priced at $14.00 per share.

        On December 31, 2015, the closing price for our common stock as reported on the NASDAQ Global Market was $22.26. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the period indicated:

Year Ended December 31, 2015	High	Low
First Quarter	$118.95	$41.00
Second Quarter	$120.96	$72.05
Third Quarter	$100.98	$18.07
Fourth Quarter	$30.41	$21.14

Year Ended December 31, 2014	High	Low
First Quarter	$18.83	$13.50
Second Quarter	$15.97	$12.75
Third Quarter	$24.94	$13.90
Fourth Quarter	$42.13	$18.00

Stockholders

        As of February 1, 2016, there were 11 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

        The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2015, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on January 1, 2015, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

 Comparison of 1 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index

*
$100 invested on January 1, 2015, in stock or index. Fiscal Year ending December 31.

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

Use of Proceeds from Registered Securities

        On July 1, 2013, we closed the sale of 5,000,000 shares of common stock to the public at an initial public offering, or IPO, price of $14.00 per share. On July 11, 2013, the underwriters exercised their over-allotment option in full, pursuant to which we sold an additional 750,000 shares of common stock at a price of $14.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-188595), which was filed with the SEC on May 14, 2013, and amended subsequently and declared effective on June 25, 2013, and Form S-1MEF (File No. 333-189590), which was filed with the SEC on June 25, 2013, and declared effective on June 25, 2013. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the offering and as representatives of the underwriters. JMP Securities LLC and Stifel, Nicolaus & Company, Inc. acted as co-managers for the offering.

        We raised approximately $72.2 million in net proceeds, after deducting underwriting discounts and commissions of approximately $5.6 million and other offering expenses of approximately $2.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers or their associates or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        As of December 31, 2015, we have used approximately $66.1 million of the net offering proceeds primarily to fund the Phase 2b clinical program of bempedoic acid. We invested a significant portion of the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. As described in our final prospectus filed with the SEC on June 26, 2013, pursuant to Rule 424(b) under the Securities Act, the net proceeds from our IPO funded the clinical development of bempedoic acid through our End-of-Phase 2 meeting with the FDA held in August 2015, and we expect to use the remaining net proceeds from our IPO for working capital and general corporate purposes, including funding the costs of operating as a public company.

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

	Three Months Ended December 31,					Years Ended December 31,
	2015	2014	2013	2012	2011	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$7,956	$6,200	$7,338	$1,654	$1,898	$29,802	$25,302	$16,014	$7,998	$7,807
General and administrative	5,278	3,180	2,398	506	788	20,238	10,922	6,745	2,206	2,357

Total operating expenses	13,234	9,380	9,736	2,160	2,686	50,040	36,224	22,759	10,204	10,164

Loss from operations	(13,234)	(9,380)	(9,736)	(2,160)	(2,686)	(50,040)	(36,224)	(22,759)	(10,204)	(10,164)
Total other income (expense)	112	(77)	46	(615)	(158)	256	(151)	(3,329)	(1,538)	(653)

Net loss	$(13,122)	$(9,457)	$(9,690)	$(2,775)	$(2,844)	$(49,784)	$(36,375)	$(26,088)	$(11,742)	$(10,817)

Net loss per common share (basic and diluted)	$(0.58)	$(0.49)	$(0.63)	$(8.12)	$(9.30)	$(2.26)	$(2.22)	$(3.31)	$(36.31)	$(36.22)

Weighted average shares outstanding (basic and diluted)	22,515,136	19,276,639	15,340,713	341,935	305,658	22,019,818	16,374,102	7,885,921	323,382	298,689

        The table below presents a summary of our balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011:

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$77,336	$85,038	$56,537	$6,512	$1,571
Working capital (deficit)	208,769	101,208	56,417	(10,035)	525
Investments	215,240	56,544	21,062	—	—
Total assets	295,572	143,276	78,294	7,312	2,180
Total long-term debt	2,688	4,231	—	7,529	6,897
Common stock	23	20	15	—	—
Accumulated deficit	(154,222)	(104,438)	(68,063)	(41,975)	(30,233)
Total stockholders' equity (deficit)	287,259	133,554	74,091	(41,365)	(30,032)

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

Overview

Corporate Overview

        We are a pharmaceutical company focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol, or LDL-C, lowering therapies for the treatment of patients with elevated LDL-C. ETC-1002, or bempedoic acid, our lead product candidate, is an inhibitor of ATP Citrate Lyase, or ACL, a well-characterized enzyme on the cholesterol biosynthesis pathway. Bempedoic acid inhibits cholesterol synthesis in the liver, decreases intracellular cholesterol and up-regulates LDL-receptors, resulting in increased LDL-C clearance and reduced plasma levels of LDL-C. We held an End-of-Phase 2 meeting with the Food and Drug Administration, or FDA, in August 2015. We initiated a global Phase 3 long-term safety and tolerability study of bempedoic acid in January 2016, in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins. We own the exclusive worldwide rights to bempedoic acid.

        We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid, for which we recently initiated a global long-term safety and tolerability study in January 2016. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness, and we have incurred losses in each year since our inception.

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

        We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $49.8 million, $36.4 million and $26.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

  •
  completing the clinical development of bempedoic acid;

  •
  undertaking development activities on a fixed-dose combination of bempedoic acid and ezetimibe;

  •
  initiating a cardiovascular outcomes trial, or CVOT, for bempedoic acid;

  •
  seeking regulatory approval for bempedoic acid;

  •
  commercializing bempedoic acid; and

  •
  operating as a public company.

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

Product Overview

        Bempedoic acid, our lead product candidate, is an inhibitor of ACL a well-characterized enzyme on the cholesterol biosynthesis pathway. Bempedoic acid inhibits cholesterol synthesis in the liver, decreases intracellular cholesterol and up-regulates LDL-receptors, resulting in increased LDL-C clearance and reduced plasma levels of LDL-C. Bempedoic acid is being developed for patients with elevated LDL-C. We acquired the rights to bempedoic acid from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid and we are not obligated to make any royalty or milestone payments to Pfizer.

        During the year ended December 31, 2015, we incurred $12.0 million in expenses related to our Phase 2b clinical study in patients with elevated LDL-C already receiving statin therapy (ETC-1002-009), our Phase 2a exploratory clinical safety study in patients with both elevated LDL-C and hypertension (ETC-1002-014), our Phase 3 global long-term safety and tolerability study in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins (ETC-1002-040) and other clinical pharmacology studies.

        During the year ended December 31, 2014, we incurred $14.5 million in expenses related to our Phase 2b clinical study in patients with elevated LDL-C with or without statin intolerance (ETC-1002-008), our Phase 2b clinical study in patients with elevated LDL-C already receiving statin therapy (ETC-1002-009), our Phase 2a exploratory clinical safety study in patients with both elevated LDL-C and hypertension (ETC-1002-014) and other clinical pharmacology studies.

        During the year ended December 31, 2013, we incurred $13.7 million in expenses related to our Phase 2a proof-of-concept clinical study in patients with elevated LDL-C and Type 2 diabetes (ETC-1002-005), our Phase 2a proof-of-concept clinical study in patients with elevated LDL-C and a history of statin intolerance (ETC-1002-006), our Phase 2a clinical study in patients with elevated LDL-C taking 10 mg of atorvastatin (ETC-1002-007) and our Phase 2b clinical study in patients with elevated LDL-C with or without statin intolerance (ETC-1002-008).

Financial Operations Overview

Revenue

        To date, we have not generated any revenue. In the future, we may never generate revenue from the sale of bempedoic acid or other product candidates. If we fail to complete the development of bempedoic acid or any other product candidates and secure approval from regulatory authorities, our ability to generate future revenue and our results of operations and financial position will be adversely affected.

Research and Development Expenses

        Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical, preclinical and clinical studies. Our research and development expenses consist primarily of costs incurred in connection with the development of bempedoic acid, which include:

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

        We expense research and development costs as incurred. To date, substantially all of our research and development work has been related to bempedoic acid. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies. We do not allocate acquiring and manufacturing clinical study materials, salaries, stock-based compensation, employee benefits or other indirect costs related to our research and development function to specific programs.

        Our research and development expenses are expected to increase in the foreseeable future. Costs associated with bempedoic acid will increase as we further its clinical development, including in connection with the commencement of our Phase 3 clinical program and our planned CVOT. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of bempedoic acid, if ever. We may never succeed in obtaining regulatory approval for bempedoic acid. The duration, costs and timing associated with the development and commercialization of bempedoic acid will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid.

General and Administrative Expenses

        General and administrative expenses primarily consist of salaries and related costs for personnel, including stock-based compensation, associated with our executive, accounting and finance, operational and other administrative functions. Other general and administrative expenses include facility-related costs, communication expenses and professional fees for legal, patent prosecution, protection and review, consulting and accounting services.

        We anticipate that our general and administrative expenses will increase in the future in connection with the continued research and development and commercialization of bempedoic acid, increases in our headcount, expansion of our information technology infrastructure, and increased expenses associated with being a public company and complying with exchange listing and Securities and Exchange Commission, or SEC, requirements, including the additional complexities and related costs of our transition from an "emerging growth company" to a "large accelerated filer" under the rules of the SEC. These increases will likely include higher legal, compliance, accounting and investor and public relations expenses.

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

Accrued Clinical Development Costs

        As part of the process of preparing our financial statements we are required to estimate our accrued expenses. We base our accrued expenses related to clinical studies on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. We generally accrue expenses related to clinical studies based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical study protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We do not anticipate the future settlement of existing accruals to differ materially from our estimates.

Stock-Based Compensation

        We typically grant stock-based compensation to new employees in connection with their commencement of employment and to existing employees in connection with annual performance reviews. We account for all stock-based compensation payments issued to employees, consultants and directors using an option-pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line method. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is remeasured as the awards vest, and the resulting value, if any, is recognized as expense during the period the related services are rendered.

  Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

        We estimate the fair value of our stock-based awards to employees, consultants and directors using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of subjective assumptions, including (a) the per share fair value of our common stock, (b) the expected stock price volatility, (c) the calculation of the expected term of the award, (d) the risk free interest rate and (e) expected dividends. Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies, which are publicly traded. When selecting these public companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of our stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have never paid, and do not expect to pay, dividends in the foreseeable future.

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

        Prior to our IPO, on each grant date we developed an estimate of the fair value of our common stock in order to determine an exercise price for the option grants based in part on input from an independent third- party valuation as there was no active public market for our common stock. Our determinations of the fair value of our common stock were done using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our board of directors considered various objective and subjective factors, along with input from management and the independent third-party valuation, to determine the fair value of our common stock, including: external market conditions affecting the biopharmaceutical industry, trends within the biopharmaceutical industry, the prices at which we sold shares of preferred stock, the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant, the results of operations, financial position, status of our research and development efforts, our stage of development and business strategy, the lack of an active public market for our common and our preferred stock, and the likelihood of achieving a liquidity event such as an IPO. Since our IPO, the fair value of our common stock is estimated to be the closing price of our common stock on the NASDAQ Global Market on the applicable date.

Recent Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2015-03 which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. We early-adopted the amendment effective January 1, 2015, which resulted in a change in the balance sheet presentation of net debt; in prior period disclosures the debt issuance costs related to our debt liability were presented on the balance sheet as deferred charges within "Other prepaid and current assets". Upon adoption of the amended guidance, the debt issuance costs associated with our debt liability are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Within the December 31, 2015, and December 31, 2014, balance sheets, "Long-term debt, net of discount and issuance costs" includes less than $0.1 million and $0.1 million, respectively, of debt issuance costs.

        In November 2015, the FASB issued Accounting Standards Update 2015-17 which requires that deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet, effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016 for public companies, with early adoption permitted. We early-adopted the amendment effective December 31, 2015, classifying all deferred tax assets on the balance sheet as non-current. We have incurred operating losses since inception and have fully reserved our net deferred tax assets. Accordingly, the adoption of this amendment has no impact on the balance sheet presentation of deferred tax assets.

Results of Operations

  Comparison of the Years Ended December 31, 2015 and 2014

        The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Operating Expenses:
Research and development	$29,802	$25,302	$4,500
General and administrative	20,238	10,922	9,316

Loss from operations	(50,040)	(36,224)	(13,816)
Other income (expense):
Interest expense	(520)	(270)	(250)
Other income, net	776	119	657

Net loss	$(49,784)	$(36,375)	$(13,409)

  Research and development expenses

        Research and development expenses for the year ended December 31, 2015, were $29.8 million compared to $25.3 million for the year ended December 31, 2014, an increase of $4.5 million. Research and development expenses were primarily related to the further clinical development of bempedoic acid, including completing our Phase 2b clinical study in patients with elevated LDL-C already receiving statin therapy (ETC-1002-009), our Phase 2a exploratory clinical safety study in patients with elevated LDL-C and hypertension (ETC-1002-014) and our Phase 3 global long-term safety and tolerability study in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins (ETC-1002-040).

  General and administrative expenses

        General and administrative expenses for the year ended December 31, 2015, were $20.2 million compared to $10.9 million for the year ended December 31, 2014, an increase of $9.3 million. The increase in general and administrative expenses was primarily attributable to costs associated with pre-commercialization activities for bempedoic acid, increases in our headcount, which includes increased stock-based compensation expense for awards granted during the period, and other costs to support public company operations and our growth.

  Interest expense

        Interest expense for the year ended December 31, 2015, was $0.5 million compared to $0.3 million for the year ended December 31, 2014. Interest expense was related to our credit facility with Oxford Finance LLC.

  Other income, net

        Other income, net for the year ended December 31, 2015, was approximately $0.8 million compared to approximately $0.1 million for the year ended December 31, 2014. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Results of Operations

  Comparison of the Years Ended December 31, 2014 and 2013

        The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Operating Expenses:
Research and development	$25,302	$16,014	$9,288
General and administrative	10,922	6,745	4,177

Loss from operations	(36,224)	(22,759)	(13,465)
Other income (expense):
Interest expense	(270)	(936)	666
Change in fair value of warrant liability	—	(2,587)	2,587
Other income, net	119	194	(75)

Net loss	$(36,375)	$(26,088)	$(10,287)

  Research and development expenses

        Research and development expenses for the year ended December 31, 2014, were $25.3 million compared to $16.0 million for the year ended December 31, 2013, an increase of $9.3 million. The increase in research and development expenses was primarily related to the further development of bempedoic acid in our Phase 2 clinical program, which includes the completion of our Phase 2b clinical study in patients with elevated LDL-C, with or without statin intolerance (ETC-1002-008), the initiation of our Phase 2b clinical study in patients with elevated LDL-C already receiving statin therapy (ETC-1002-009) and the initiation of our Phase 2a exploratory clinical safety study in patients with both elevated LDL-C and hypertension (ETC-1002-014).

  General and administrative expenses

        General and administrative expenses for the year ended December 31, 2014, were $10.9 million compared to $6.7 million for the year ended December 31, 2013, an increase of $4.2 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growth.

  Interest expense

        Interest expense for the year ended December 31, 2014, was $0.3 million compared to nearly $1.0 million for the year ended December 31, 2013, a decrease of $0.7 million. The decrease in interest expense was primarily related to the conversion of our convertible promissory notes issued in January, September and November 2012, into an aggregate of 16,623,092 shares of Series A preferred stock in February 2013, and the conversion of the 8.931% convertible promissory note issued to Pfizer into 6,750,000 shares of Series A-1 preferred stock on May 29, 2013; partially offset by an increase related to interest expense incurred on our Credit Facility entered into in June 2014.

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

  Other income, net

        Other income, net for the year ended December 31, 2014, was $0.1 million compared to $0.2 million for the year ended December 31, 2013. This decrease in other income, net was primarily related to gains on the sale of assets in 2013; partially offset by an increase in interest income earned on our cash and cash equivalents.

Liquidity and Capital Resources

        We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness. In July 2013, we completed our IPO, whereby we sold 5,750,000 shares of common stock (including 750,000 shares of common stock sold by us pursuant to the underwriters' exercise in full of their over-allotment option) at a price of $14.00 per share for net proceeds of $72.2 million. In June 2014, we entered into a loan and security agreement, or the Credit Facility, with Oxford Finance LLC whereby we received net proceeds of $4.9 million from the issuance of secured promissory notes under a term loan as part of the facility. In October 2014, we sold 4,887,500 shares of common stock (including 637,500 shares sold by us pursuant to the underwriters' exercise in full of their over-allotment option) at a price to the public of $20.00 per share for net proceeds of $91.6 million. In March 2015, we sold 2,012,500 shares of common stock (including 262,500 shares of common stock sold by us pursuant to the underwriters' exercise in full of their over-allotment option) at a price of $100.00 per share for net proceeds of $190.0 million. To date, we have not generated any revenue and we anticipate that we will continue to incur losses for the foreseeable future.

        As of December 31, 2015, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $77.3 million and $215.2 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

        The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2015	2014
	(in thousands)
Cash used in operating activities	$(38,156)	$(32,021)
Cash used in investing activities	(160,068)	(36,598)
Cash provided by financing activities	190,522	97,120

Net (decrease) increase in cash and cash equivalents	$(7,702)	$28,501

  Operating Activities

        We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of bempedoic acid and our operations

        Net cash used in operating activities totaled $38.2 million and $32.0 million for the years ended December 31, 2015 and 2014, respectively. The primary use of our cash was to fund the development of bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

  Investing Activities

        Net cash used in investing activities of $160.1 million for the year ended December 31, 2015, consisted primarily of purchases of highly liquid, interest bearing investment-grade and government securities.

  Financing Activities

        Net cash provided by financing activities of $190.5 million for the year ended December 31, 2015, related primarily to the proceeds of our underwritten public offering of common stock.

  Plan of Operations and Funding Requirements

        We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we progress through the clinical development program for bempedoic acid. We expect that our existing cash and cash equivalents and available-for-sale investments will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2018 and the potential approval of bempedoic acid, and that we will likely need to raise additional capital thereafter to continue to fund the further development and commercialization efforts for bempedoic acid and our operations. We announced top-line results from our Phase 2b ETC-1002-008 and ETC-1002-009 clinical studies in October 2014, and March 2015, respectively, and from our Phase 2a ETC-1002-014 exploratory clinical safety study in July 2015. We held an End-of-Phase 2 meeting with the FDA in August 2015. The FDA has encouraged us to initiate a CVOT promptly, which we plan to undertake and which we expect to result in us expending significantly more resources than if we did not undertake a CVOT. We initiated our global Phase 3 long-term safety and tolerability study in January 2016. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid. Our future funding requirements will depend on many factors, including, but not limited to:

  •
  our ability to successfully develop and commercialize bempedoic acid or other product candidates;

  •
  the costs, timing and outcomes of our ongoing and planned clinical studies of bempedoic acid;

  •
  the time and cost necessary to obtain regulatory approvals for bempedoic acid, if at all;

  •
  our ability to establish a sales, marketing and distribution infrastructure to commercialize bempedoic acid in the United States and abroad or our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;

  •
  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

  •
  the implementation of operational and financial information technology.

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams or bempedoic acid or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

        We were originally party to a single lease that covered both office and laboratory space in Plymouth, Michigan. The Plymouth lease, as amended over time, was scheduled to expire in April 2014. In February 2014, we signed a new lease to move our principal executive offices to Ann Arbor, Michigan, while still maintaining our laboratory space in Plymouth. The Ann Arbor lease has a term of 63 months and provides for fixed monthly rent of approximately $7,900, with monthly rent increasing every 12 months, and also provides for certain rent adjustments to be paid as determined by the landlord. In May 2014, we amended the Plymouth lease to (i) extend the expiration date from April 2014, to April 2017, (ii) adjust the rentable space to 3,045 square feet, (iii) adjust our proportionate share of the landlord's expenses and taxes to 7.40%, (iv) extend our option to renew for one term of three years through written notice to the landlord by February 2017, and (v) decrease the annual base rent to $37,000, subject to certain increases and adjustments. In August 2015, we signed a new lease to increase our office space in Ann Arbor, Michigan to support our growing company and clinical development operations. The second Ann Arbor lease has a term of 49 months and provides for fixed monthly rent of approximately $7,100, with monthly rent increasing every 12 months. In December 2015, we terminated our lease for our laboratory space in Plymouth, Michigan, effective retroactively on October 30, 2015, rather than April 30, 2017, as originally contemplated in the Plymouth lease.

        In June 2014, we entered into a Credit Facility which provided for initial borrowings of $5.0 million and additional borrowings of $15.0 million until March 2015. We received proceeds of $4.9 million, net of issuance costs, from the issuance of secured promissory notes under a term loan as part of the Credit Facility and we have not drawn upon any additional borrowings. Under the Credit Facility we are obligated to make monthly, interest-only payments on any term loans funded until July 1, 2015 and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from August 1, 2015, through July 1, 2018. The term loan outstanding under the Credit Facility bears interest at an annual rate of 6.40%. In addition, a final payment equal to 8.0% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date or prepayment of the term loans.

        The following table summarizes our future minimum contractual obligations as of December 31, 2015:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating leases	$705	$185	$387	$133	$—
Debt commitments(1)	5,144	1,836	3,308	—	—

Total	$5,849	$2,021	$3,695	$133	$—

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We had cash and cash equivalents and available-for-sale investments of approximately $77.3 million and $215.2 million, respectively, at December 31, 2015. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

        Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2015.

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

        As of December 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015, based on those criteria.

        The effectiveness of the our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Esperion Therapeutics, Inc.

        We have audited Esperion Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Esperion Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Esperion Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Esperion Therapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 25, 2016

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2016 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

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
Date: February 25, 2016
By:	/s/ TIM M. MAYLEBEN Tim M. Mayleben President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ TIM M. MAYLEBEN Tim M. Mayleben	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 25, 2016
/s/ RICHARD B. BARTRAM Richard B. Bartram	Vice President, Finance (Principal Accounting Officer)	February 25, 2016
/s/ ROGER S. NEWTON, PH.D., FAHA Roger S. Newton, Ph.D., FAHA	Executive Chairman, Chief Scientific Officer and Director	February 25, 2016
/s/ SCOTT BRAUNSTEIN, M.D. Scott Braunstein, M.D.	Director	February 25, 2016
/s/ PATRICK ENRIGHT Patrick Enright	Director	February 25, 2016
/s/ DOV A. GOLDSTEIN, M.D. Dov A. Goldstein, M.D.	Director	February 25, 2016

Signature	Title	Date

/s/ ANTONIO M. GOTTO, M.D., D. PHIL Antonio M. Gotto, M.D., D. Phil	Director	February 25, 2016
/s/ DANIEL JANNEY Daniel Janney	Director	February 25, 2016
/s/ MARK E. MCGOVERN, M.D. Mark E. McGovern, M.D.	Director	February 25, 2016
/s/ GILBERT S. OMENN, M.D., PH.D. Gilbert S. Omenn, M.D., Ph.D.	Director	February 25, 2016
/s/ NICOLE VITULLO Nicole Vitullo	Director	February 25, 2016

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Esperion Therapeutics, Inc.

        We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esperion Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esperion Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 25, 2016

Esperion Therapeutics, Inc.

Balance Sheets

(in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$77,336	$85,038
Short-term investments	134,925	20,803
Prepaid clinical development costs	888	366
Other prepaid and current assets	1,245	492

Total current assets	214,394	106,699
Property and equipment, net	807	780
Intangible assets	56	56
Long-term investments	80,315	35,741

Total assets	$295,572	$143,276

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$707	$2,040
Current portion of long-term debt	1,604	638
Accrued clinical development costs	2,191	1,978
Other accrued liabilities	1,123	835

Total current liabilities	5,625	5,491
Long-term debt, net of discount	2,688	4,231

Total liabilities	8,313	9,722

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2015 and December 31, 2014; 22,518,907 shares issued and 22,516,508 outstanding at December 31, 2015 and 20,352,876 shares issued and 20,343,325 outstanding at December 31, 2014	23	20
Additional paid-in capital	441,940	238,031
Accumulated other comprehensive loss	(482)	(59)
Accumulated deficit	(154,222)	(104,438)

Total stockholders' equity	287,259	133,554

Total liabilities and stockholders' equity	$295,572	$143,276

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Research and development	$29,802	$25,302	$16,014
General and administrative	20,238	10,922	6,745

Total operating expenses	50,040	36,224	22,759

Loss from operations	(50,040)	(36,224)	(22,759)
Interest expense	(520)	(270)	(936)
Change in fair value of warrant liability	—	—	(2,587)
Other income, net	776	119	194

Net loss	$(49,784)	$(36,375)	$(26,088)

Net loss per common share (basic and diluted)	$(2.26)	$(2.22)	$(3.31)

Weighted-average shares outstanding (basic and diluted)	22,019,818	16,374,102	7,885,921

Other comprehensive loss:
Unrealized loss on investments	$(423)	$(56)	$(3)

Total comprehensive loss	$(50,207)	$(36,431)	$(26,091)

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series A 1 Convertible Preferred Stock					Deficit Accumulated During the Development Stage
					Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
							Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2012	23,975,000	$23,975	—	$—	346,478	$—	$610	$(41,975)	$—	$(41,365)
Issuance of Series A preferred stock in exchange for convertible promissory notes	16,623,092	16,623	—	—	—	—	—	—	—	—
Issuance of Series A preferred stock, net of issuance costs ($120)	17,000,000	16,880	—	—	—	—	—	—	—	—
Issuance of Series A-1 preferred stock in exchange for convertible promissory notes, net of issuance costs ($53)	—	—	6,750,000	7,750	—	—	—	—	—	—
Early exercise of stock options and vesting of restricted stock	—	—	—	—	25,765	—	21	—	—	21
Preferred shares converted into common stock	(57,598,092)	(57,478)	(6,750,000)	(7,750)	9,210,999	9	65,216	—	—	65,225
Issuance of common stock from initial public offering, net of issuance costs ($2,671)	—	—	—	—	5,750,000	6	72,188	—	—	72,194
Reclassification of warrants from liabilities to equity	—	—	—	—	—	—	2,852	—	—	2,852
Exercise of stock options	—	—	—	—	24,171	—	28	—	—	28
Stock-based compensation	—	—	—	—	—	—	1,227	—	—	1,227
Other comprehensive loss	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	(26,088)	—	(26,088)

Balance December 31, 2013	—	—	—	—	15,357,413	15	142,142	(68,063)	(3)	74,091
Issuance of common stock from public offering, net of issuance costs ($260)	—	—	—	—	4,887,500	5	91,620	—	—	91,625
Issuance of warrants in connection with issuance of notes	—	—	—	—	—	—	78	—	—	78
Early exercise of stock options and vesting of restricted stock	—	—	—	—	—	—	39	—	—	39
Exercise of stock options	—	—	—	—	107,963	—	473	—	—	473
Stock-based compensation	—	—	—	—	—	—	3,679	—	—	3,679
Other comprehensive loss	—	—	—	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	—	—	—	—	(36,375)	—	(36,375)

Balance December 31, 2014	—	—	—	—	20,352,876	20	238,031	(104,438)	(59)	133,554
Issuance of common stock from public offering, net of issuance costs ($199)	—	—	—	—	2,012,500	3	189,980	—	—	189,983
Early exercise of stock options and vesting of restricted stock	—	—	—	—	—	—	26	—	—	26
Exercise of stock options	—	—	—	—	128,086	—	1,177	—	—	1,177
Exercise of warrants	—	—	—	—	25,445	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	12,726	—	—	12,726
Other comprehensive loss	—	—	—	—	—	—	—	—	(423)	(423)
Net loss	—	—	—	—	—	—	—	(49,784)	—	(49,784)

Balance December 31, 2015	—	$—	—	$—	22,518,907	$23	$441,940	$(154,222)	$(482)	$287,259

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(49,784)	$(36,375)	$(26,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	236	160	71
Amortization of debt discount and beneficial conversion	29	15	459
Amortization of debt issuance costs	32	16	19
Amortization of premiums and discounts on investments	647	202	47
Revaluation of warrants	—	—	2,587
Noncash interest expense on convertible notes	—	—	459
Stock-based compensation expense	12,726	3,679	1,227
Loss related to assets held for sale	—	29	27
Loss/(gain) on sale of assets	47	2	(148)
Changes in assets and liabilities:
Prepaids and other assets	(1,275)	(264)	27
Accounts payable	(1,333)	(299)	1,756
Other accrued liabilities	519	814	1,443

Net cash used in operating activities	(38,156)	(32,021)	(18,114)
Investing activities
Purchases of investments	(280,559)	(48,088)	(24,677)
Proceeds from sales/maturities of investments	120,792	12,351	3,505
Proceeds from sale of assets	24	12	201
Purchase of property and equipment	(325)	(873)	(31)

Net cash used in investing activities	(160,068)	(36,598)	(21,002)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	189,983	91,731	72,194
Proceeds from issuance of preferred stock, net of issuance costs	—	—	16,824
Proceeds from exercise of common stock options	1,177	473	123
Proceeds from warrant issuance	—	78	—
Proceeds from debt issuance, net of issuance costs	—	4,838
Payments on long-term debt	(638)	—	—

Net cash provided by financing activities	190,522	97,120	89,141

Net (decrease) increase in cash and cash equivalents	(7,702)	28,501	50,025
Cash and cash equivalents at beginning of period	85,038	56,537	6,512

Cash and cash equivalents at end of period	$77,336	$85,038	$56,537

Supplemental disclosure of cash flow information:
Conversion of convertible promissory notes, including accrued interest of $923, into Series A preferred stock	$—	$—	$16,623

Conversion of convertible long-term Pfizer note, including accrued interest of $274 into Series A-1 preferred stock	$—	$—	$7,803

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Notes to the Financial Statements

1. The Company and Basis of Presentation

        The Company is a pharmaceutical company whose planned principal operations are focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol ("LDL-C") lowering therapies for the treatment of patients with elevated LDL-C. ETC-1002 ("bempedoic acid"), the Company's lead product candidate, is an inhibitor of ATP Citrate Lyase, a well-characterized enzyme on the cholesterol biosynthesis pathway. Bempedoic acid inhibits cholesterol synthesis in the liver, decreases intracellular cholesterol and up-regulates LDL-receptors, resulting in increased LDL-C clearance and reduced plasma levels of LDL-C. The Company held an End-of-Phase 2 meeting with the Food and Drug Administration in August 2015, and initiated a global Phase 3 long-term safety and tolerability study for bempedoic acid in January 2016, in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins. The Company owns the exclusive worldwide rights to bempedoic acid.

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

Reverse Stock Split

        On June 11, 2013, in connection with its initial public offering (the "IPO"), the Company effectuated a 1-for-6.986 reverse stock split of its outstanding common stock, which was approved by the Company's board of directors on June 5, 2013. The reverse stock split resulted in an adjustment to the Series A preferred stock and Series A-1 preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying financial statements and notes to the financial statements give effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.001 per share. Accordingly, stockholders' equity reflects the reverse stock split by reclassifying from "Common stock" to "Additional paid-in capital" in an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Initial Public Offering

        On July 1, 2013, the Company completed its IPO whereby it sold 5,000,000 shares of common stock at a price of $14.00 per share. The shares began trading on the Nasdaq Global Market on June 26, 2013. On July 11, 2013, the underwriters exercised their over-allotment option in full and purchased an additional 750,000 shares of common stock at a price of $14.00 per share. The Company received approximately $72.2 million in net proceeds from the IPO, including proceeds from the

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

1. The Company and Basis of Presentation (Continued)

exercise of the underwriters' over-allotment option, net of underwriting discounts and commissions and offering expenses. Upon closing of the IPO, all outstanding shares of preferred stock converted into 9,210,999 shares of common stock, and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 277,690 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $2.9 million to additional paid-in capital (see Note 4).

        The following table summarizes the Company's capitalization upon closing of its IPO:

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

Follow On Offerings

        On October 21, 2014, the Company completed an underwritten public offering of 4,887,500 shares of common stock, including 637,500 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All the shares were offered by the Company at a price to the public of $20.00 per share. The aggregate net proceeds received by the Company from the offering were $91.6 million, net of underwriting discounts and commissions and expenses payable by the Company.

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

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates.

        Prior to the completion of the IPO on July 1, 2013, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company utilized valuation methodologies in accordance with the framework of the 2004 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Compensation, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company's judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of its preferred stock, the superior rights and preferences of securities senior to its common stock at the time and the likelihood of achieving a liquidity event, such as an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Cash and Cash Equivalents

        The Company invests its excess cash in bank deposits, money market accounts, and short-term investments. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are reported at fair value.

Investments

        Investments are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders' equity. The cost of investments classified as available-for-sale are adjusted for the amortization of premiums and accretion of discounts to maturity and recorded in other income, net. Realized gains and losses, if any, are determined using the specific identification method and recorded in other income, net. Investments with original maturities beyond 90 days at the date of purchase and which mature at, or less than twelve months from, the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

Concentration of Credit Risk

        Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to concentrations of credit risk. The Company has established guidelines for investment of its excess cash and believes the guidelines maintain safety and liquidity through diversification of counterparties and maturities.

Segment Information

        The Company views its operations and manages its business in one operating segment, which is the business of researching, developing and commercializing therapies for the treatment of patients with elevated LDL-C.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Excluding impairment losses recorded on assets held for sale, no other impairment losses have been recorded through December 31, 2015.

Research and Development

        Research and development expenses consist of costs incurred to further the Company's research and development activities and include salaries and related benefits, costs associated with clinical activities, nonclinical activities, regulatory activities, manufacturing activities to support clinical activities, research-related overhead expenses and fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company. Research and development costs are expensed as incurred.

Accrued Clinical Development Costs

        Outside research costs are a component of research and development expense. These expenses include fees paid to clinical research organizations and other service providers that conduct certain clinical and product development activities on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management's estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated using a Black-Scholes option-pricing model. Additionally, under the provisions of ASC 718, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs. Any changes to the estimated forfeiture rates are accounted for prospectively. Stock-based compensation arrangements with non-employees are recognized at the grant-date fair value and then re-measured at each reporting period. Expense is recognized during the period the related services are rendered.

Recent Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-03 which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. The Company early-adopted the amendment effective January 1, 2015, which resulted in a change in the balance sheet presentation of net debt; in prior period disclosures the debt issuance costs related to the Company's debt liability were presented on the balance sheet as deferred charges within "Other prepaid and current assets". Upon adoption of the amended guidance, the debt issuance costs associated with the Company's debt liability are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Within the December 31, 2015 and 2014, balance sheets, "Long-term debt, net of discount" includes less than $0.1 million and $0.1 million, respectively, of debt issuance costs.

        In November 2015, the FASB issued Accounting Standards Update 2015-17 which requires that deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet, effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016, for public companies, with early adoption permitted. The Company early-adopted the amendment effective December 31, 2015, classifying all deferred tax assets on the balance sheet as non-current. The Company has incurred operating losses

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

since inception and has fully reserved its net deferred tax assets. Accordingly, the adoption of this amendment has no impact on the balance sheet presentation of deferred tax assets.

3. Debt

Credit Facility

        In June 2014, the Company entered into a loan and security agreement (the "Credit Facility") with Oxford Finance LLC which provided for initial borrowings of $5.0 million under the term loan (the "Term A Loan") and additional borrowings of $15.0 million (the "Term B Loan") at the Company's option, for a maximum of $20.0 million. On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan. Upon achieving positive clinical development results in March 2015, the remaining $15.0 million under the Term B Loan became available to be drawn down, at the Company's sole discretion, until March 31, 2015. The Company did not elect to draw down the Term B Loan as of March 31, 2015. The secured promissory notes issued under the Credit Facility are due on July 1, 2018, and are collateralized by substantially all of the Company's personal property, other than its intellectual property.

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

        There are no financial covenants associated to the Credit Facility. However, so long as the Credit Facility is outstanding, there are negative covenants that limit or restrict the Company's activities, which include limitations on incurring indebtedness, granting liens, mergers or acquisitions, dispositions of assets, making certain investments, entering into certain transactions with affiliates, paying dividends or distributions, encumbering or pledging interest in its intellectual property and certain other business transactions. Additionally, the Credit Facility includes events of default, the occurrence and continuation of any of which provides the lenders the right to exercise remedies against the Company and the collateral securing the loans under the Credit Facility, which includes cash. These events of default include, among other things, non-payment of any amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, inaccuracy of representations and warranties, cross default to material indebtedness and a material judgment against the Company. Upon the occurrence of an event of default, all obligations under the Credit Facility shall accrue interest at a rate equal to the fixed annual rate plus five percentage points.

        In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the condensed balance sheet at the inception of the Term A Loan, and are amortized to interest expense using the effective interest method over the same term. As of December 31, 2015, the remaining unamortized discount and debt issuance costs associated with the debt were less than $0.1 million and less than $0.1 million, respectively.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

3. Debt (Continued)

        Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2016	$1,604
2017	1,709
2018	1,049

Total	$4,362

        During the years ended December 31, 2015 and 2014, the Company recognized $0.5 million and $0.3 million of interest expense and made cash interest payments of $0.3 million and $0.1 million related to the Credit Facility, respectively.

Convertible Notes

        In January 2012, the Company issued $6.0 million of 10% convertible promissory notes to certain existing investors for cash. In September and November 2012, the Company issued an aggregate of $9.7 million of 10% convertible promissory notes that mature on September 4, 2013, for cash to certain existing investors. In connection with the September convertible note financing, the Company and the holders of the January 2012, convertible promissory notes agreed to extend the maturity date of the January 2012, notes to September 4, 2013. In February 2013, these convertible promissory notes, with an outstanding principal amount of $15.7 million and accrued interest of $0.9 million, were amended and then converted into 16,623,092 shares of Series A preferred stock, in accordance with their terms and at their conversion price of $1.00 per share, and following such conversion, the notes were cancelled.

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

        In connection with the issuance of the September and the November 2012, convertible promissory notes, the Company issued warrants to purchase shares of Series A preferred stock for an aggregate price less than $0.1 million. The estimated fair value of the warrants at issuance was $0.3 million. The proceeds from the sale of the preferred stock and warrants were allocated with $9.4 million to the convertible promissory notes and $0.3 million to warrants. This resulted in a discount on the convertible promissory notes which was amortized into interest expense using the effective interest method over the life of the convertible promissory notes (see Note 4). The company recorded $0.1 million of interest expense for the accretion of the discount during the year ended December 31, 2012. As a result of the conversion of the convertible promissory notes into shares of Series A preferred stock in February 2013, the Company recorded $0.2 million of interest expense for the accretion of this discount during the year ended December 31, 2013.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

3. Debt (Continued)

        In April 2008, the Company acquired all of the capital stock of Esperion from Pfizer in exchange for a non-subordinated convertible note in the original principal amount of $5.0 million. This convertible promissory note had a maturity date of April 28, 2018. The note bore interest at 8.931% annually, payable semiannually on June 30 and December 31 by adding such unpaid interest to the principal of the note, which would thereafter accrue interest. The Company accrued interest of $0.3 million and $0.6 million during the years ended December 31, 2013 and 2012, respectively. In May 2013, the Company entered into a stock purchase agreement with Pfizer Inc. and sold 6,750,000 shares of Series A-1 preferred stock at a price of $1.1560 per share, which was the fair value at the transaction date. The purchase price was paid through the cancellation of all outstanding indebtedness, including accrued interest, under the Pfizer convertible promissory note, which had an outstanding balance, including accrued interest, of $7.8 million as of May 29, 2013. The Series A-1 preferred stock issued in connection with this transaction was subsequently converted into 966,218 shares of common stock upon completion of the IPO on July 1, 2013.

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

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

4. Warrants (Continued)

        The assumptions used in calculating the estimated fair market value at each reporting period prior to the closing of the Company's IPO represented the Company's best estimate but do, however, involve inherent uncertainties. The estimated fair value of the warrants was determined using the Monte Carlo valuation model which totaled $0.3 million and was comprised of $0.1 million and $0.2 million as of and for the September and November 2012 financings, respectively, and was recorded as a discount on the related convertible promissory notes and amortized as interest expense over the term of the convertible promissory notes. Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Monte Carlo model was used prior to the closing of the Company's IPO to appropriately value the potential future exercise price based on various exit scenarios. This required Level 3 inputs which are based on the Company's estimates of the probability and timing of potential future financings.

        Upon the closing of the Company's IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. During the years ended December 31, 2015, 2014 and 2013, the Company recognized a loss of $0, $0 and $2.6 million, respectively, relating to the change in the fair value of the warrant liability. During the year ended December 31, 2015, 29,330 warrants were net exercised for 25,445 shares of the Company's common stock. The remaining 248,360 warrants outstanding as of December 31, 2015, expire in February 2018.

        As of December 31, 2015, the Company had warrants outstanding that were exercisable for a total of 256,590 shares of common stock at a weighted-average exercise price of $7.25 per share.

5. Commitments and Contingencies

        In February 2014, the Company entered into an operating lease agreement for its principal executive offices located in Ann Arbor, Michigan commencing in April 2014, with a term of 63 months. The Company's lease provides for fixed monthly rent for the term of the lease, with monthly rent increasing every 12 months subsequent to the first three months of the lease, and also provides for certain rent adjustments to be paid as determined by the landlord.

        In May 2014, the Company entered into the third amendment to the operating lease agreement for its laboratory facility in Plymouth, Michigan. The amendment provides in part that (i) the expiration date of the term of the lease is extended from April 2014 to April 2017, (ii) the rentable laboratory space is adjusted to 3,045 square feet, (iii) the Company's proportionate share of the landlord's expenses and taxes is adjusted to 7.40%, (iv) the Company may exercise its option to renew the lease for one term of three years through written notice to the landlord by February 2017, and (v) the annual base rent under the lease is decreased to $37,000, subject to increases and adjustments provided in the

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

lease. In December 2015, the Company entered into a termination agreement for its laboratory facility. Pursuant to the termination, the Plymouth lease was terminated, effective retroactively on October 30, 2015 (the "Termination Date"), rather than April 30, 2017, as contemplated by the Plymouth lease, with the Company having no further rent obligations to the Landlord pursuant to the Plymouth lease after the Termination Date.

        In August 2015, the Company entered into an operating lease agreement to increase its office space and support its clinical development operations located in Ann Arbor, Michigan, commencing September 2015, with a term of 49 months. The Company's lease provides for fixed monthly rent for the term of the lease, with monthly rent increasing every 12 months subsequent to the first month of the lease.

        The total rent expense for the years ended December 31, 2015, 2014 and 2013, was approximately $0.2 million, $0.3 million and $0.3 million, respectively. The following table summarizes the Company's future minimum lease payments as of December 31, 2015:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease	$705	$185	$387	$133	$—

Total	$705	$185	$387	$133	$—

6. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2015	2014
	(in thousands)
Lab equipment	$232	$519
Computer equipment	130	110
Software	73	74
Furniture and fixtures	568	320
Leasehold improvements	159	158
Assets in Progress	—	2

Subtotal	1,162	1,183
Less accumulated depreciation and amortization	355	403

Property and equipment, net	$807	$780

        Depreciation expense was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

7. Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued compensation	$571	$313
Accrued professional fees	140	167
Accrued franchise and property taxes	37	107
Accrued interest	250	104
Accrued other	125	144

Total other accrued liabilities	$1,123	$835

8. Investments

        The following table summarizes the Company's cash equivalents and investments:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$31,761	$—	$—	$31,761

Short-term investments:
Certificates of deposit	19,774	—	(28)	19,746
U.S treasury notes	12,620	—	(14)	12,606
U.S. government agency securities	102,683	—	(110)	102,573
Long-term investments:
Certificates of deposit	12,299	—	(42)	12,257
U.S. treasury notes	22,553	—	(105)	22,448
U.S. government agency securities	45,793	—	(183)	45,610

Total	$247,483	$—	$(482)	$247,001

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

8. Investments (Continued)

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

        At December 31, 2015, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

        During the years ended December 31, 2015, 2014 and 2013, other income, net in the statements of operations includes interest income on available-for-sale investments of $1.5 million, $0.4 million and $0.1 million, and expense for the amortization of premiums and discounts on investments of $0.6 million, $0.2 million and less than $0.1 million, respectively.

        There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the year ended December 31, 2015.

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

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

9. Fair Value Measurements (Continued)

        The following table presents the Company's financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2015
Assets:
Money market funds	$31,761	$31,761	$—	$—
Available-for-sale securities:
Certificates of deposit	32,003	32,003	—	—
U.S. treasury notes	35,054	35,054	—	—
U.S. government agency securities	148,183	—	148,183	—

Total assets at fair value	$247,001	$98,818	$148,183	$—

December 31, 2014
Assets:
Money market funds	$357	$357	$—	$—
Available-for-sale securities:
Certificates of deposit	4,782	4,782	—	—
U.S. treasury notes	11,513	11,513	—	—
U.S. government agency securities	40,249	—	40,249	—

Total assets at fair value	$56,901	$16,652	$40,249	$—

        There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2015 or December 31, 2014.

Fair Value Measurements on a Nonrecurring Basis

        In addition to items that are measured at fair value on a recurring basis, the Company also measures assets held for sale at the lower of its carrying amount or fair value on a nonrecurring basis. The Company recognized an impairment expense and other losses relating to assets held for sale during the years ended December 31, 2015, 2014, and 2013, of $0, $0, and less than $0.1 million, respectively, based on recent market sales data for similar equipment less the related costs to sell and recent purchase offers, which are Level 3 inputs. There are no assets held for sale as of December 31, 2015.

10. Convertible Preferred Stock and Stockholders' Equity

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

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

10. Convertible Preferred Stock and Stockholders' Equity (Continued)

        On April 19, 2013, the Company issued and sold an aggregate of 17,000,000 shares of Series A preferred stock at a price of $1.00 per share for proceeds of $16.9 million, net of issuance costs of $0.1 million, to funds affiliated with Longitude Capital and certain existing investors. Each share of Series A preferred stock issued in the financing was convertible into 0.143 shares of common stock upon the closing of the Company's IPO.

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

        Upon the closing of the Company's IPO on July 1, 2013, all of the outstanding shares of convertible preferred stock were converted into 9,210,999 shares of common stock. As of December 31, 2015, the Company did not have any convertible preferred stock issued or outstanding.

11. Stock Compensation

2013 Stock Option and Incentive Plan

        In May 2015, the Company's stockholders approved the amended and restated 2013 Stock Option and Incentive Plan (as amended, the "2013 Plan") which, among other things, increased the number of shares of common stock reserved for issuance thereunder. The number of shares of common stock available for awards under the 2013 Plan was increased by 923,622 shares from 2,051,378 shares to 2,975,000 shares, plus (i) shares of common stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) under the 2013 Plan and the Company's 2008 Incentive Stock Option and Restricted Stock Plan are added back to the shares of common stock available for issuance under the 2013 Plan, and (ii) on January 1, 2016, and each January 1, thereafter, the number of shares of common stock reserved and available for issuance under the 2013 Plan will be cumulatively increased by 2.5% of the number of shares of common stock outstanding on the immediately preceding December 31, or such lesser number of shares of common stock determined by the compensation committee.

        The 2013 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. The Company incurs stock-based compensation expense related to stock options and RSUs. The fair value of RSUs is determined by the closing market price of the Company's common stock on the date of grant. The fair value of stock options is calculated using a Black-Scholes option-pricing model. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value, taking into account estimated forfeitures.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

11. Stock Compensation (Continued)

2008 Stock Option and Restricted Stock Plan

        In April 2008, the Company adopted the 2008 Plan, administered by the Board of Directors or a committee appointed by the Board of Directors. The 2008 Plan provides for the granting of stock options and restricted stock to employees and nonemployees of the Company. Options granted under the 2008 Plan may either be incentive stock options, restricted stock awards or nonqualified stock options. Stock options and restricted stock grants may be granted to employees, directors and consultants.

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

        During the year ended December 31, 2015, the Company granted 25,000 RSUs to employees with a fair value for each outstanding RSU of $57.54. No RSUs were vested as of December 31, 2015. During the year ended December 31, 2015, equity compensation cost related to RSUs was $0.1 million. As of December 31, 2015, there was approximately $1.2 million of unrecognized compensation cost related to unvested RSUs, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.5 years.

        The following table summarizes the activity relating to the Company's options to purchase common stock for the year ended December 31, 2015:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2014	1,729,586	$11.44	8.43	$50,155
Granted	1,190,100	$60.33
Forfeited or expired (vested and unvested)	(128,738)	$31.80
Exercised	(128,086)	$9.19

Outstanding at December 31, 2015	2,662,862	$32.42	8.36	$16,433

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

11. Stock Compensation (Continued)

        The following table summarizes information about the Company's stock option plan as of December 31, 2015:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at December 31, 2015	2,604,616	$32.10	8.35	$16,304

Exercisable at December 31, 2015	1,074,320	$13.06	7.51	$12,760

        The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013, was $7.4 million, $1.4 million, and $0.2 million, respectively.

        The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees and non-employees during the period from December 31, 2015, to December 31, 2013, using the Black-Scholes option-pricing model:

	Year ended December 31,
	2015	2014	2013
Risk-free interest rate	1.65%	1.81%	1.45%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.11	6.32	6.26
Volatility	70%	75%	74%

        The risk-free interest rate assumption was based on the United States Treasury's rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company's expectation of not paying dividends in the foreseeable future. The weighted-average expected life of the options was calculated using the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 ("SAB No. 107"). This decision was based on the lack of relevant historical data due to the Company's limited historical experience. In addition, due to the Company's limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

        The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2015, 2014 and 2013, were $38.44, $10.15 and $7.14, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recognized stock-based compensation expense related to stock options of $12.6 million, $3.7 million and $1.2 million, respectively.

        As of December 31, 2015, there was approximately $38.5 million of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.0 years.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

12. Employee Benefit Plan

        During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the "401(k) Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2015, 2014 and 2013, were $0.1 million, $0 and $0, respectively.

13. Income Taxes

        There was no provision for income taxes for the years ended December 31, 2015, 2014 and 2013, because the Company has incurred operating losses since inception. At December 31, 2015, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

        As of December 31, 2015, 2014 and 2013, the Company had deferred tax assets, before valuation allowance, of approximately $50.6 million, $34.2 million and $22.8 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

        As of December 31, 2015, 2014 and 2013, the Company had federal net operating loss carryforwards of approximately $137.4 million, $95.1 million and $62.3 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2028, if not utilized. As of December 31, 2015, 2014 and 2013, the Company had state net operating loss carryforwards of approximately $15.4 million, $16.6 million and $33.1 million, respectively. The state net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. The Company has $4.5 million of NOLs related to excess tax benefits generated upon the settlement of stock awards that increased net operating loss. The Company cannot record the benefit of these losses in the financial statements until the losses are utilized to reduce its income taxes payable at which time it will recognize the tax benefit in equity.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2015	2014	2013
Federal income tax (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in tax rate	0.3%	2.1%	0.0%
Permanent items	1.3%	1.0%	4.9%
Other	0.0%	0.1%	0.0%
Change in valuation allowance	32.4%	30.8%	29.1%

Effective income tax rate	0.0%	0.0%	0.0%

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

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2015, the Company had no unrecognized tax benefits or related interest and penalties accrued.

        Significant components of the Company's deferred tax assets are summarized in the table below:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$45,848	$33,099
Equity compensation	4,387	971
Temporary differences	341	138

Total deferred tax assets	50,576	34,208
Valuation allowance	(50,576)	(34,208)

Net deferred tax assets	$—	$—

14. Net Loss Per Common Share

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

        The shares outstanding at the end of the respective periods presented below, after giving effect for the 1-for-6.986 reverse stock split, were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31,
	2015	2014	2013
Warrants for common stock	256,590	285,920	277,690
Common shares under option	2,662,862	1,729,586	1,401,101
Unvested restricted stock	27,399	9,551	16,703

Total potential dilutive shares	2,946,851	2,025,057	1,695,494

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

15. Selected Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the last two years:

	2015
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$7,390	$7,209	$7,247	$7,956
General and administrative	4,035	5,253	5,672	5,278

Total operating expenses	11,425	12,462	12,919	13,234
Loss from operations:	(11,425)	(12,462)	(12,919)	(13,234)

Interest expense	(134)	(135)	(130)	(121)
Other income, net	93	202	248	233

Net loss	$(11,466)	$(12,395)	$(12,801)	$(13,122)

Net loss per common share (basic and diluted)	$(0.56)	$(0.55)	$(0.57)	$(0.58)
Weighted-average shares outstanding (basic and diluted)	20,589,293	22,465,175	22,494,075	22,515,136

	2014
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$5,400	$6,528	$7,174	$6,200
General and administrative	2,490	2,726	2,526	3,180

Total operating expenses	7,890	9,254	9,700	9,380
Loss from operations:	(7,890)	(9,254)	(9,700)	(9,380)

Interest expense	—	(1)	(135)	(134)
Other income, net	16	17	29	57

Net loss	$(7,874)	$(9,238)	$(9,806)	$(9,457)

Net loss per common share (basic and diluted)	$(0.51)	$(0.60)	$(0.64)	$(0.49)
Weighted-average shares outstanding (basic and diluted)	15,369,055	15,399,018	15,432,641	19,276,639

16. Subsequent Events

        On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company's lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs.

        In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

Exhibit List

Exhibit No.		Exhibit Index

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)

3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 7, 2013)

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)

4.2		Form of Warrant to Purchase Preferred Stock dated September 4, 2012 (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

4.3		Investor Rights Agreement by and between the Registrant and certain of its stockholders dated April 28, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

4.4		Amendment No. 1 to Investor Rights Agreement by and between the Registrant and certain of its stockholders dated April 11, 2013 (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

4.5		Warrant dated June 30, 2014 issued to Oxford Finance LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on July 2, 2014)

10.1	*	License Agreement between Pfizer Inc. and the Registrant dated April 28, 2008 and amended on November 17, 2010 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.2		Termination Agreement, dated December 2, 2015, by and between the Registrant and Michigan Land Bank Fast Track Authority (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on December 3, 2015)

10.3		Valley Ranch Business Park Lease by and between the Registrant and McMullen SPE, LLC, dated February 4, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on February 7, 2014)

10.4		Form of Officer Indemnification Agreement entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.5		Form of Director Indemnification Agreement entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.6	#	2008 Incentive Stock Option and Restricted Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

Exhibit No.		Exhibit Index

10.7	#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Appendix A of the Registrant's Schedule 14A, File No. 001-35986, filed on April 1, 2015)

10.8	#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 7, 2013)

10.9	#	Employment Agreement by and between the Registrant and Dr. Roger S. Newton dated December 4, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.11		Loan and Security Agreement, dated June 30, 2014, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001- 35986, filed on July 2, 2014).

10.12	#	Employment Agreement, dated May 14, 2015, between the Registrant and Tim M. Mayleben (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001- 35986, filed on May 20, 2015).

10.13	#	Employment Agreement, dated May 14, 2015, between the Registrant and Narendra D. Lalwani (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001- 35986, filed on August 6, 2015).

10.14	#	Employment Agreement, effective June 15, 2015, between the Registrant and Mary P. McGowan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 15, 2015).

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

23.1	**	Consent of Ernst & Young LLP

31.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Link Document.

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