Form 10-Q
period 2016-03-31
Esperion Therapeutics, Inc.
filed 2016-05-04
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 1, 2016, there were 22,541,028 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,207	$77,336
Short-term investments	157,263	134,925
Prepaid clinical development costs	1,430	888
Other prepaid and current assets	1,154	1,245
Total current assets	197,054	214,394

Property and equipment, net	743	807
Intangible assets	56	56
Long-term investments	88,183	80,315
Total assets	$286,036	$295,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,540	$707
Current portion of long-term debt	1,629	1,604
Accrued clinical development costs	1,401	2,191
Other accrued liabilities	1,423	1,123
Total current liabilities	5,993	5,625
Long-term debt, net of discount and issuance costs	2,283	2,688
Total liabilities	8,276	8,313

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of March 31, 2016 and December 31, 2015; no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 22,540,466 shares issued and 22,539,855 outstanding at March 31, 2016 and 22,518,907 shares issued and 22,516,508 outstanding at December 31, 2015	23	23
Additional paid-in capital	446,529	441,940
Accumulated other comprehensive income (loss)	15	(482)
Accumulated deficit	(168,807)	(154,222)
Total stockholders’ equity	277,760	287,259
Total liabilities and stockholders’ equity	$286,036	$295,572

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$9,791	$7,390
General and administrative	5,031	4,035
Total operating expenses	14,822	11,425
Loss from operations	(14,822)	(11,425)

Interest expense	(110)	(134)
Other income, net	347	93
Net loss	$(14,585)	$(11,466)
Net loss per common share (basic and diluted)	$(0.65)	$(0.56)
Weighted-average shares outstanding (basic and diluted)	22,532,031	20,589,293

Other comprehensive income:
Unrealized gain on investments	$497	$20
Total comprehensive loss	$(14,088)	$(11,446)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(14,585)	$(11,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	64	59
Amortization of debt discount	6	8
Amortization of debt issuance costs	7	8
Amortization of premiums and discounts on investments	254	27
Stock-based compensation expense	4,556	2,072
Changes in assets and liabilities:
Prepaids and other assets	(451)	(860)
Accounts payable	833	813
Other accrued liabilities	(487)	76
Net cash used in operating activities	(9,803)	(9,263)

Investing activities
Purchases of investments	(70,252)	(70,354)
Proceeds from sales/maturities of investments	40,290	12,813
Purchase of property and equipment	—	(7)
Net cash used in investing activities	(29,962)	(57,548)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	190,150
Proceeds from exercise of common stock options	27	264
Payments on long-term debt	(391)	—
Net cash (used in) provided by financing activities	(364)	190,414
Net (decrease) increase in cash and cash equivalents	(40,129)	123,603
Cash and cash equivalents at beginning of period	77,336	85,038
Cash and cash equivalents at end of period	$37,207	$208,641

Supplemental disclosure of cash flow information:
Offering costs not yet paid	$—	$173

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. The Company and Basis of Presentation

The Company is a pharmaceutical company whose planned principal operations are focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol (“LDL-C”) lowering therapies for the treatment of patients with elevated LDL-C. Bempedoic acid, the Company’s lead product candidate, is an inhibitor of ATP Citrate Lyase, a well-characterized enzyme on the cholesterol biosynthesis pathway. Bempedoic acid inhibits cholesterol synthesis in the liver, decreases intracellular cholesterol and up-regulates LDL-receptors, resulting in increased LDL-C clearance and reduced plasma levels of LDL-C. In January 2016, the Company announced initiation of a Phase 3 clinical program — known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (“CLEAR”) — with the start of the long-term safety and tolerability study of bempedoic acid in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins, and also initiated a Phase 2 pharmacokinetics/pharmacodynamics (“PK/PD”) clinical study of bempedoic acid in patients treated with atorvastatin 80 mg. In February 2016, the Company initiated a Phase 1 clinical pharmacology study to assess the safety and tolerability of bempedoic acid, as well as the effects of bempedoic acid on the PK of single doses of four high-dose statins. The Company owns the exclusive worldwide rights to bempedoic acid.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

2. Summary of Significant Accounting Policies

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 which is intended to improve financial reporting about leasing transactions. The updated guidance will require a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital or operating lease. Unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the updated guidance will require both types of leases to be recognized on the balance sheet. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In March 2016, the FASB issued ASU 2016-09 which includes provisions intended to simplify the various aspects related to how share-based payments are accounted for and presented in the financial statements. The updated guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, under the updated guidance companies will have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

3. Debt

In June 2014, the Company entered into a loan and security agreement (the “Credit Facility”) with Oxford Finance LLC which provided for initial borrowings of $5.0 million under the term loan (the “Term A Loan”) and additional borrowings of $15.0 million (the “Term B Loan”) at the Company’s option, for a maximum of $20.0 million. On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan. Upon achieving positive clinical development results in March 2015, the remaining $15.0 million under the Term B Loan became available to be drawn down, at the Company’s sole discretion, until March 31, 2015. The Company did not elect to draw down the Term B Loan as of March 31, 2015. The secured promissory notes issued under the Credit Facility are due on July 1, 2018, and are collateralized by substantially all of the Company’s personal property, other than its intellectual property.

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

In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the condensed balance sheet at the inception of the Term A Loan, and are amortized to interest expense using the effective interest method over the same term. As of March 31, 2016, the remaining unamortized discount and debt issuance costs associated with the debt were less than $0.1 million and less than $0.1 million, respectively.

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2016	$1,212
2017	1,709
2018	1,049
Total	$3,970

During the three months ended March 31, 2016 and 2015, the Company recognized $0.1 million and $0.1 million of interest expense, and made cash interest payments of $0.1 million and $0.1 million, respectively, related to the Credit Facility.

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

Upon the closing of the Company’s initial public offering in July 2013, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. During the three months ended March 31, 2015, 29,330 warrants were net exercised for 25,445 shares of the Company’s common stock. The remaining 248,360 warrants outstanding as of March 31, 2016, expire in February 2018.

As of March 31, 2016, the Company had warrants outstanding that were exercisable for a total of 256,590 shares of common stock at a weighted-average exercise price of $7.25 per share.

5. Commitments and Contingencies

On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company’s lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

There have been no other material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$19,041	$—	$—	$19,041
Short-term investments:
Certificates of deposit	22,366	3	(5)	22,364
U.S. treasury notes	21,524	2	(5)	21,521
U.S. government agency securities	113,369	28	(19)	113,378
Long-term investments:
Certificates of deposit	13,001	9	(7)	13,003
U.S. treasury notes	26,563	15	(13)	26,565
U.S. government agency securities	48,608	21	(14)	48,615
Total	$264,472	$78	$(63)	$264,487

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$31,761	$—	$—	$31,761
Short-term investments:
Certificates of deposit	19,774	—	(28)	19,746
U.S treasury notes	12,620	—	(14)	12,606
U.S. government agency securities	102,683	—	(110)	102,573
Long-term investments:
Certificates of deposit	12,299	—	(42)	12,257
U.S. treasury notes	22,553	—	(105)	22,448
U.S. government agency securities	45,793	—	(183)	45,610
Total	$247,483	$—	$(482)	$247,001

At March 31, 2016, and December 31, 2015, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

During the three months ended March 31, 2016 and 2015, other income, net in the statements of operations includes interest income on available-for-sale investments of $0.6 million and $0.1 million, respectively, and expense for the amortization of premiums and discounts on investments of $0.3 million and less than $0.1 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the Statements of Operations during the three months ended March 31, 2016 and 2015.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2016
Assets:
Money market funds	$19,041	$19,041	$—	$—
Available-for-sale securities:
Certificates of deposit	35,367	35,367	—	—
U.S. treasury notes	48,086	48,086	—	—
U.S. government agency securities	161,993	—	161,993	—
Total assets at fair value	$264,487	$102,494	$161,993	$—
December 31, 2015
Assets:
Money market funds	$31,761	$31,761	$—	$—
Available-for-sale securities:
Certificates of deposit	32,003	32,003	—	—
U.S. treasury notes	35,054	35,054	—	—
U.S. government agency securities	148,183	—	148,183	—
Total assets at fair value	$247,001	$98,818	$148,183	$—

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2016.

8. Stock Compensation

2013 Stock Option and Incentive Plan

In May 2015, the Company’s stockholders approved the amended and restated 2013 Stock Option and Incentive Plan (as amended, the “2013 Plan”). The number of shares of common stock available for awards under the 2013 Plan was set to 2,975,000 shares, plus (i) shares of common stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) under the 2013 Plan and the Company’s 2008 Incentive Stock Option and Restricted Stock Plan are added back to the shares of common stock available for issuance under the 2013 Plan, and (ii) on January 1, 2016, and each January 1, thereafter, the number of shares of common stock reserved and available for issuance under the 2013 Plan will be cumulatively increased by 2.5% of the number of shares of common stock outstanding on the immediately preceding December 31, or such lesser number of shares of common stock determined by the compensation committee.

The 2013 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. The Company incurs stock-based compensation expense related to stock options and restricted stock units (“RSUs”). The fair value of RSUs is determined by the closing market price of the Company’s common stock on the date of grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value, taking into account estimated forfeitures.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2016:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2015	2,662,862	$32.42	8.36	$16,433
Granted	309,250	$20.01
Forfeited or expired	(13,063)	$52.91
Exercised	(21,559)	$1.28
Outstanding at March 31, 2016	2,937,490	$31.25	8.31	$8,165

The following table summarizes information about the Company’s stock option plan as of March 31, 2016:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at March 31, 2016	2,874,403	$31.05	8.29	$8,130
Exercisable at March 31, 2016	1,184,853	$15.95	7.00	$6,258

As of March 31, 2016 there was approximately $37.6 million of unrecognized stock-based compensation expense related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 2.9 years.

During the three months ended March 31, 2016, the Company granted 3,000 RSUs to employees with a fair value for each outstanding RSU of $15.97. As of March 31, 2016, there were 28,000 RSUs outstanding and unvested. During the three months ended March 31, 2016, stock-based compensation expense related to RSUs was $0.1 million. As of March 31, 2016, there was approximately $1.2 million of unrecognized stock-based compensation expense related to unvested RSUs, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 3.3 years.

9. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2016 and 2015, because the Company has incurred operating losses since inception. At March 31, 2016, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

10. Net Loss Per Common Share

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31, 2016	December 31, 2015

Warrants for common stock	256,590	256,590
Common shares under option	2,937,490	2,662,862
Unvested restricted stock	28,611	27,399
Total potential dilutive shares	3,222,691	2,946,851

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our clinical development plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development of bempedoic acid to be materially different from any future results, performance or achievements, including in relation to the clinical development of bempedoic acid, expressed or implied by these forward-looking statements.

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

Overview

Corporate Overview

We are a pharmaceutical company focused on developing and commercializing first-in-class, oral, low-density lipoprotein cholesterol, or LDL-C, lowering therapies for the treatment of patients with elevated LDL-C. Bempedoic acid, our lead product candidate, is an inhibitor of ATP Citrate Lyase, a well-characterized enzyme on the cholesterol biosynthesis pathway. Bempedoic acid inhibits cholesterol synthesis in the liver, decreases intracellular cholesterol and up-regulates LDL-receptors, resulting in increased LDL-C clearance and reduced plasma levels of LDL-C. In January 2016, we announced initiation of our Phase 3 clinical program — known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) — with the start of the long-term safety and tolerability study of bempedoic acid in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins, and also initiated a Phase 2 pharmacokinetics/pharmacodynamics, or PK/PD, clinical study of bempedoic acid in patients treated with atorvastatin 80 mg. In February 2016, we initiated a Phase 1 clinical pharmacology study to assess the safety and tolerability of bempedoic acid, as well as the effects of bempedoic acid on the PK of single doses of four high-dose statins. We own the exclusive worldwide rights to bempedoic acid.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness, and we have incurred losses in each year since our inception.

We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $14.6 million and $11.5 million for the three months ended March 31, 2016 and 2015, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

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

During the three months ended March 31, 2016, we incurred $3.1 million in expenses related to our Phase 3 long-term safety and tolerability study of bempedoic acid in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins (1002-040), our Phase 2 PK/PD clinical study of bempedoic acid in patients treated with atorvastatin 80 mg (1002-035) and our Phase 1 clinical pharmacology study to assess the safety and tolerability of bempedoic acid, as well as the effects of bempedoic acid on the PK of single doses of four high-dose statins (1002-037).

During the three months ended March 31, 2015, we incurred $4.3 million in expenses related to our Phase 2b clinical study in patients with elevated LDL-C already receiving statin therapy (1002-009) and our Phase 2 exploratory clinical safety study in patients with both elevated LDL-C and hypertension (1002-014).

Program Developments

Ongoing Clinical Studies

1002-035—Phase 2 pharmacokinetics/pharmacodynamics clinical study in patients treated with high-dose statin therapy

1002-035 is a Phase 2 randomized, double-blind, parallel group study evaluating 180 mg of bempedoic acid in 60 patients on stable atorvastatin 80 mg per day. All patients in the study receive 80 mg of atorvastatin for four weeks. Patients are then randomized to receive either 180 mg of bempedoic acid, or placebo, for four weeks. The study enrolled patients at approximately 20 centers across the U.S. The primary objectives of the study are to assess the LDL-C lowering efficacy of bempedoic acid versus placebo on a background of atorvastatin 80 mg, as well as multiple-dose plasma PK of atorvastatin 80 mg alone and in combination with bempedoic acid. Secondary objectives include assessing the effect of bempedoic acid on lipid and cardiometabolic biomarkers, including hsCRP; characterizing the tolerability and safety of bempedoic acid; and evaluating the steady-state plasma PK of bempedoic acid. We initiated 1002-035 in January 2016, and expect to report top-line results in the third quarter of 2016.

1002-037—Phase 1 clinical pharmacology study to assess the safety and tolerability of bempedoic acid added-on to maximally tolerated statin therapy

1002-037 is a Phase 1, open-label, single-sequence study to assess the effect of steady-state bempedoic acid on the single-dose PK of atorvastatin 80 mg, simvastatin 40 mg, pravastatin 80 mg and rosuvastatin 40 mg in 48 healthy subjects. The study enrolled patients at one center in the U.S. The primary objective of this study is to assess the single-dose PK of the four high-dose statins alone or in combination with bempedoic acid 180 mg. Secondary objectives include characterizing the safety and tolerability of bempedoic acid alone and when used with high-dose statins. We initiated 1002-037 in February 2016, and expect to report top-line results in the third quarter of 2016.

1002-040—Phase 3 global long-term safety and tolerability study in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins

1002-040 is a global Phase 3 randomized, multicenter, double-blind, placebo-controlled study evaluating 180 mg of bempedoic acid versus placebo in 900 patients with hyperlipidemia at high cardiovascular disease risk and whose LDL-C is not adequately controlled with maximally tolerated lipid-modifying therapy. The study will enroll patients at approximately 125 sites in the U.S., Canada and the European Union. The primary objective is to assess safety and tolerability of patients treated with bempedoic acid for 52 weeks. Secondary objectives include assessing the effects of bempedoic acid on lipid and cardiometabolic risk markers, including LDL-C and hsCRP. We initiated 1002-040 in January 2016, and expect to report top-line results in the fourth quarter of 2017.

Additional Studies

Phase 3 Clinical Studies and CVOT

The 1002-040 study marks the launch of our Phase 3 CLEAR clinical program, which will be focused primarily on the development of bempedoic acid for statin intolerant patients. We expect to provide details of the global clinical and regulatory development plan for our Phase 3 CLEAR program in the second quarter of 2016. Separately, we expect to provide details of the CVOT for bempedoic acid in statin intolerant patients in the third quarter of 2016. We plan to initiate our Phase 3 CLEAR clinical efficacy studies and CVOT for bempedoic acid in statin intolerant patients in the fourth quarter of 2016.

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

Our research and development expenses are expected to increase in the foreseeable future. Costs associated with bempedoic acid will increase as we further its clinical development, including in connection with the commencement of our Phase 3 CLEAR clinical program and our planned CVOT. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of bempedoic acid, if ever. We may never succeed in obtaining regulatory approval for bempedoic acid. The duration, costs and timing associated with the development and commercialization of bempedoic acid will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid.

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

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02 which is intended to improve financial reporting about leasing transactions. The updated guidance will require a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital or operating lease. Unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the updated guidance will require both types of leases to be recognized on the balance sheet. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

In March 2016, the FASB issued ASU 2016-09 which includes provisions intended to simplify the various aspects related to how share-based payments are accounted for and presented in the financial statements. The updated guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, under the updated guidance companies will have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(unaudited, in thousands)
Operating Expenses:
Research and development	$9,791	$7,390	$2,401
General and administrative	5,031	4,035	996
Loss from operations	(14,822)	(11,425)	(3,397)
Interest expense	(110)	(134)	24
Other income, net	347	93	254
Net loss	$(14,585)	$(11,466)	$(3,119)

Research and development expenses

Research and development expenses for the three months ended March 31, 2016, were $9.8 million, compared to $7.4 million for the three months ended March 31, 2015, an increase of approximately $2.4 million. The increase in research and development expenses was primarily related to the further clinical development of bempedoic acid, which includes increases in our headcount and increased stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2016, were $5.0 million, compared to $4.0 million for the three months ended March 31, 2015, an increase of approximately $1.0 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, which includes increased stock-based compensation expense, and other costs to support our growth.

Interest expense

We incurred interest expense of $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense was related to our credit facility.

Other income, net

Other income, net for the three months ended March 31, 2016, was $0.3 million, compared to $0.1 million for the three months ended March 31, 2015. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Liquidity and Capital Resources

We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness. In July 2013, we completed our initial public offering, or IPO, whereby we sold 5,750,000 shares of common stock at a price of $14.00 per share for net proceeds of $72.2 million. In June 2014, we entered into a loan and security agreement (the credit facility) with Oxford Finance LLC whereby we received net proceeds of $4.9 million from the issuance of secured promissory notes under a term loan as part of the facility. In October 2014, we sold 4,887,500 shares of common stock at a price of $20.00 per share for net proceeds of $91.6 million. In March 2015, we sold 2,012,500 shares of common stock at a price of $100.00 per share for net proceeds of $190.0 million. To date, we have not generated any revenue and we anticipate that we will continue to incur losses for the foreseeable future.

As of March 31, 2016, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $37.2 million and $245.4 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash used in operating activities	$(9,803)	$(9,263)
Cash used in investing activities	(29,962)	(57,548)
Cash (used in) provided by financing activities	(364)	190,414
Net (decrease) increase in cash and cash equivalents	$(40,129)	$123,603

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of bempedoic acid and our operations.

Net cash used in operating activities totaled $9.8 million and $9.3 million for the three months ended March 31, 2016 and 2015, respectively. The primary use of our cash was to fund the development of bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash used in investing activities of $30.0 million for the three months ended March 31, 2016, consisted primarily of purchases of highly liquid, interest bearing investment-grade and government securities.

Financing Activities

Net cash used in financing activities of $0.4 million for the three months ended March 31, 2016, related primarily to payments on our credit facility.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we progress through the clinical development program for bempedoic acid. We expect that our existing cash and cash equivalents and available-for-sale investments will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2018 and the potential approval of bempedoic acid, and that we will likely need to raise additional capital thereafter to continue to fund the further development and commercialization efforts for bempedoic acid and our operations. In January 2016, we initiated our Phase 3 long-term safety and tolerability study in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins and our Phase 2 PK/PD clinical study in patients treated with atorvastatin 80 mg. In February 2016, we initiated our Phase 1 clinical pharmacology study to assess the safety and tolerability of bempedoic acid, as well as the effects of bempedoic acid on the PK of single doses of four high-dose statins. We plan to initiate our Phase 3 CLEAR clinical efficacy studies and CVOT for bempedoic acid in statin intolerant patients in the fourth quarter of 2016. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commitments

In February 2014, we signed a lease for space for our principal executive offices in Ann Arbor, Michigan. The Ann Arbor lease has a term of 63 months and provides for fixed monthly rent of approximately $7,900, with monthly rent increasing every 12 months, and also provides for certain rent adjustments to be paid as determined by the landlord. In August 2015, we signed a second lease to increase our office space in Ann Arbor, Michigan to support our growing company and clinical development operations. The second Ann Arbor lease has a term of 49 months and provides for fixed monthly rent of approximately $7,100, with monthly rent increasing every 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $37.2 million and $245.4 million at March 31, 2016, and $77.3 million and $215.2 million at December 31, 2015, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2016.

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

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes from the factors disclosed in our 2015 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

We sold 5,750,000 shares of common stock to the public at an initial public offering price of $14.00 per share, terminating the offering on July 11, 2013. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-188595), which was filed with the SEC on May 14, 2013, and amended subsequently and declared effective on June 25, 2013, and Form S-1MEF (File No. 333-189590), which was filed with the SEC on June 25, 2013, and declared effective on June 25, 2013. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters in the offering.

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

As of March 31, 2016, we estimate that we have used all of the net proceeds from the offering, primarily to fund the Phase 2b clinical program of bempedoic acid. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. As described in our final prospectus filed with the SEC on June 26, 2013, pursuant to Rule 424(b) under the Securities Act, the net proceeds from our IPO funded the clinical development of bempedoic acid through our End-of-Phase 2 meeting with the FDA held in August 2015.

Item 6.         Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

May 4, 2016	By:	/s/ Tim M. Mayleben
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