Form 10-Q
period 2016-09-30
Esperion Therapeutics, Inc.
filed 2016-11-03
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 22,553,851 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,140	$77,336
Short-term investments	162,961	134,925
Prepaid clinical development costs	1,732	888
Other prepaid and current assets	1,634	1,245
Total current assets	213,467	214,394

Property and equipment, net	622	807
Intangible assets	56	56
Long-term investments	49,646	80,315
Total assets	$263,791	$295,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,783	$707
Current portion of long-term debt	1,682	1,604
Accrued clinical development costs	2,447	2,191
Other accrued liabilities	2,248	1,123
Total current liabilities	8,160	5,625
Long-term debt, net of discount and issuance costs	1,451	2,688
Total liabilities	9,611	8,313

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized as of September 30, 2016 and December 31, 2015; no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 22,553,851 shares issued and outstanding at September 30, 2016 and 22,518,907 shares issued and 22,516,508 outstanding at December 31, 2015	23	23
Additional paid-in capital	454,379	441,940
Accumulated other comprehensive income (loss)	22	(482)
Accumulated deficit	(200,244)	(154,222)
Total stockholders’ equity	254,180	287,259
Total liabilities and stockholders’ equity	$263,791	$295,572

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$13,498	$7,247	$32,987	$21,846
General and administrative	4,214	5,672	13,878	14,960
Total operating expenses	17,712	12,919	46,865	36,806
Loss from operations	(17,712)	(12,919)	(46,865)	(36,806)

Interest expense	(89)	(130)	(298)	(399)
Other income, net	399	248	1,141	543
Net loss	$(17,402)	$(12,801)	$(46,022)	$(36,662)
Net loss per common share (basic and diluted)	$(0.77)	$(0.57)	$(2.04)	$(1.68)
Weighted-average shares outstanding (basic and diluted)	22,550,438	22,494,075	22,541,137	21,854,685

Other comprehensive loss:
Unrealized gain (loss) on investments	$(96)	$71	$504	$70
Total comprehensive loss	$(17,498)	$(12,730)	$(45,518)	$(36,592)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(46,022)	$(36,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	190	169
Amortization of debt discount	17	22
Amortization of debt issuance costs	18	24
Amortization of premiums and discounts on investments	766	396
Stock-based compensation expense	12,386	8,341
(Gain) on sale of assets	—	(3)
Changes in assets and liabilities:
Prepaids and other assets	(1,233)	(2,391)
Accounts payable	1,076	(80)
Other accrued liabilities	1,388	477
Net cash used in operating activities	(31,414)	(29,707)

Investing activities
Purchases of investments	(163,526)	(242,195)
Proceeds from sales/maturities of investments	165,897	76,870
Proceeds from sale of assets	—	9
Purchase of property and equipment	(5)	(97)
Net cash provided by (used in) investing activities	2,366	(165,413)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	189,982
Proceeds from exercise of common stock options	45	1,177
Payments on long-term debt	(1,193)	(253)
Net cash (used in) provided by financing activities	(1,148)	190, 906

Net decrease in cash and cash equivalents	(30,196)	(4,214)
Cash and cash equivalents at beginning of period	77,336	85,038
Cash and cash equivalents at end of period	$47,140	$80,824

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. The Company and Basis of Presentation

The Company is a pharmaceutical company focused on developing and commercializing oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol (“LDL-C”). Bempedoic acid, the Company’s lead product candidate, is a first-in-class ATP Citrate Lyase (“ACL”) inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, but with reduced potential for muscle-related side effects. In June 2016, the Company provided a clinical development and regulatory update for bempedoic acid and the clinical program, known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (“CLEAR”). The CLEAR program has two major components: 1) the global pivotal Phase 3 LDL-C lowering program in patients with hypercholesterolemia who are on maximally tolerated background lipid-modifying therapy, including patients who are only able to tolerate less than the lowest approved daily starting dose of a statin (considered “statin intolerant”), and 2) the global cardiovascular outcomes trial (“CLEAR Outcomes”), in patients with hypercholesterolemia who are at high risk for cardiovascular disease and who can be considered statin intolerant.  In October 2016, the Company announced that the CLEAR LDL-C lowering program will include patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy, including on any statin at any dose, based on positive top-line results from the Phase 2 pharmacokinetics and pharmacodynamics study (1002-035) of bempedoic acid added to atorvastatin 80 mg and the Phase 1 pharmacokinetics study (1002-037) to assess the safety and tolerability of bempedoic acid and its effects on the pharmacokinetics of single doses of four high-dose statins, and the previously completed Phase 1 and Phase 2 studies. Prior to the end of 2016, the Company expects to initiate the three global pivotal Phase 3 CLEAR LDL-C lowering efficacy studies — 1002-046, 1002-047, and 1002-048—  and the CLEAR Outcomes study. The Company owns the exclusive worldwide rights to bempedoic acid.

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

In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the condensed balance sheet at the inception of the Term A Loan, and are amortized to interest expense using the effective interest method over the same term. As of September 30, 2016, the remaining unamortized discount and debt issuance costs associated with the debt were less than $0.1 million and less than $0.1 million, respectively.

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2016	$411
2017	1,709
2018	1,049
Total	$3,169

During the three and nine months ended September 30, 2016, the Company recognized $0.1 million and $0.3 million, respectively, of interest expense, and made cash interest payments of $0.1 million and $0.2 million, respectively, related to the Credit Facility. During the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $0.4 million, respectively, of interest expense, and made cash interest payments of $0.1 million and $0.2 million, respectively.

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

Upon the closing of the Company’s initial public offering in July 2013, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. During the nine months ended September 30, 2015, 29,330 warrants were net exercised for 25,445 shares of the Company’s common stock. The remaining 248,360 warrants outstanding as of September 30, 2016, expire in February 2018.

As of September 30, 2016, the Company had warrants outstanding that were exercisable for a total of 256,590 shares of common stock at a weighted-average exercise price of $7.25 per share.

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

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$42,490	$—	$—	$42,490
Short-term investments:
Certificates of deposit	23,281	3	(12)	23,272
U.S. treasury notes	36,524	14	(3)	36,535
U.S. government agency securities	103,122	42	(10)	103,154
Long-term investments:
Certificates of deposit	10,121	5	(18)	10,108
U.S. treasury notes	20,554	8	(12)	20,550
U.S. government agency securities	18,983	11	(6)	18,988
Total	$255,075	$83	$(61)	$255,097

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$31,761	$—	$—	$31,761
Short-term investments:
Certificates of deposit	19,774	—	(28)	19,746
U.S treasury notes	12,620	—	(14)	12,606
U.S. government agency securities	102,683	—	(110)	102,573
Long-term investments:
Certificates of deposit	12,299	—	(42)	12,257
U.S. treasury notes	22,553	—	(105)	22,448
U.S. government agency securities	45,793	—	(183)	45,610
Total	$247,483	$—	$(482)	$247,001

At September 30, 2016, and December 31, 2015, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

During the three and nine months ended September 30, 2016, other income, net in the statements of operations includes interest income on available-for-sale investments of $0.7 million and $1.9 million, respectively, and expense for the amortization of premiums and discounts on investments of $0.3 million and $0.8 million, respectively. During the three and nine months ended September 30, 2015, other income, net in the statements of operations includes interest income on available-for-sale investments of $0.4 million and $0.9 million, respectively, and expense for the amortization of premiums and discounts on investments of $0.2 million and $0.4 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the Statements of Operations during the three and nine months ended September 30, 2016, and September 30, 2015.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2016
Assets:
Money market funds	$42,490	$42,490	$—	$—
Available-for-sale securities:
Certificates of deposit	33,380	33,380	—	—
U.S. treasury notes	57,085	57,085	—	—
U.S. government agency securities	122,142	—	122,142	—
Total assets at fair value	$255,097	$132,955	$122,142	$—
December 31, 2015
Assets:
Money market funds	$31,761	$31,761	$—	$—
Available-for-sale securities:
Certificates of deposit	32,003	32,003	—	—
U.S. treasury notes	35,054	35,054	—	—
U.S. government agency securities	148,183	—	148,183	—
Total assets at fair value	$247,001	$98,818	$148,183	$—

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2016.

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

The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine months ended September 30, 2016:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2015	2,662,862	$32.42	8.36	$16,433
Granted	611,250	$15.89
Forfeited or expired	(88,168)	$29.94
Exercised	(27,757)	$1.61
Outstanding at September 30, 2016	3,158,187	$29.56	7.91	$6,218

The following table summarizes information about the Company’s stock option plan as of September 30, 2016:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at September 30, 2016	3,057,211	$29.39	7.87	$6,137
Exercisable at September 30, 2016	1,558,436	$24.74	7.08	$4,955

During the three and nine months ended September 30, 2016, the Company recognized approximately $3.6 million and $12.1 million, respectively, of stock-based compensation related to stock options.  During the three and nine months ended September 30, 2015, the Company recognized approximately $3.3 million and $8.3 million, respectively, of stock-based compensation related to stock options.  As of September 30, 2016, there was approximately $30.6 million of unrecognized stock-based compensation expense related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 2.5 years.

The following table summarizes the activity relating to the Company’s RSUs for the nine months ended September 30, 2016:

	Number of RSUs	Weighted-Average Fair Value Per Share

Outstanding and unvested at December 31, 2015	25,000	$57.54
Granted	3,000	$15.97
Forfeited or expired	(3,000)	$15.97
Vested	(7,187)	$57.54
Outstanding and unvested at September 30, 2016	17,813	$57.54

During the three and nine months ended September 30, 2016, the Company recognized approximately $0.1 million and $0.3 million, respectively, of stock-based compensation expense recognized related to RSUs. During the three and nine months ended September 30, 2015, the Company recognized less than $0.1 million of stock-based compensation expense recognized related to RSUs.  As of September 30, 2016, there was approximately $0.9 million of unrecognized stock-based compensation expense related to unvested RSUs, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 2.8 years.

9. Income Taxes

There was no provision for income taxes for the three and nine months ended September 30, 2016 and 2015 because the Company has incurred operating losses since inception. At September 30, 2016, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30, 2016	December 31, 2015

Warrants for common stock	256,590	256,590
Common shares under option	3,158,187	2,662,862
Unvested restricted stock and RSUs	17,813	27,399
Total potential dilutive shares	3,432,590	2,946,851

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

Overview

Corporate Overview

We are a pharmaceutical company focused on developing and commercializing oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Bempedoic acid, our lead product candidate, is a first-in-class ATP Citrate Lyase, or ACL, inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, but with reduced potential for muscle-related side effects. In June 2016, we provided a clinical development and regulatory update for bempedoic acid and our clinical program, known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen, or CLEAR. Our CLEAR program has two major components: 1) the global pivotal Phase 3 LDL-C lowering program in patients with hypercholesterolemia who are on maximally tolerated background lipid-modifying therapy, including patients who are only able to tolerate less than the lowest approved daily starting dose of a statin (statin intolerance), and 2) the global cardiovascular outcomes trial, or CVOT (CLEAR Outcomes), in patients with hypercholesterolemia who are at high risk for cardiovascular, or CV, disease and who can be considered statin intolerant.  In October 2016, we announced that the CLEAR LDL-C lowering program will include patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy, including on any statin at any dose, based on positive top-line results from our Phase 2 pharmacokinetics and pharmacodynamics, or PK/PD, study (1002-035) of bempedoic acid added to atorvastatin 80 mg and our Phase 1 PK study (1002-037) to assess the safety and tolerability of bempedoic acid and its effects on the PK of single doses of four high-dose statins, and the previously completed Phase 1 and Phase 2 studies. Prior to year-end, we expect to initiate the three global pivotal Phase 3 CLEAR LDL-C lowering efficacy studies — 1002-046, 1002-047, and 1002-048— and our CLEAR Outcomes study. We own the exclusive worldwide rights to bempedoic acid.

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

We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $17.4 million and $12.8 million for the three months ended September 30, 2016 and 2015, respectively, and were $46.0 and $36.7 million for the nine months ended September 30, 2016 and 2015, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

•             initiating the global pivotal Phase 3 CLEAR efficacy studies and the CLEAR Outcomes study for bempedoic acid;

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

Product Overview

Bempedoic acid, our lead product candidate, is a first-in-class ACL inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, but with reduced potential for muscle-related side effects. Bempedoic acid is being developed for patients with hypercholesterolemia. We acquired the rights to bempedoic acid from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid and we are not obligated to make any royalty or milestone payments to Pfizer.

During the nine months ended September 30, 2016, we incurred $12.4 million in expenses related to our global pivotal Phase 3 CLEAR Harmony (1002-040) long-term safety and tolerability study of bempedoic acid in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy, our Phase 2 PK/PD (1002-035) study and our Phase 1 PK (1002-037) study.

During the nine months ended September 30, 2015, we incurred $12.9 million in expenses related to our Phase 2b (1002-009) clinical study in patients with elevated LDL-C already receiving statin therapy and our Phase 2 (1002-014) exploratory clinical safety study in patients with both elevated LDL-C and hypertension.

Program Developments

1002-035—Phase 2 pharmacokinetics/pharmacodynamics clinical study in patients treated with high-dose statin therapy

On October 13, 2016, we announced top-line results for our Phase 2 PK/PD (1002-035) clinical study. The eight-week, U.S.-based, multi-center, randomized, double-blind, parallel group study evaluated 68 patients on stable atorvastatin 80 mg per day. All patients in the study received atorvastatin 80 mg for four weeks. Patients were then randomized to receive either bempedoic acid 180 mg, or placebo, for four weeks. The primary objectives of the study were to assess the LDL-C lowering efficacy of bempedoic acid 180 mg versus placebo on a background of atorvastatin 80 mg, as well as multiple-dose plasma PK of atorvastatin 80 mg alone and in combination with bempedoic acid. Secondary objectives included assessment of the effect of bempedoic acid on lipid and cardiometabolic biomarkers, including high-sensitivity C-reactive protein, or hsCRP; and characterization of the tolerability and safety of bempedoic acid.

Patients treated with bempedoic acid 180 mg achieved 22 percent (p=0.0028) LDL-C lowering from baseline compared to placebo with all patients on a background of atorvastatin 80 mg. There was a 13 percent reduction in LDL-C in the bempedoic acid group and a nine percent increase in LDL-C in the placebo group when added to background atorvastatin 80 mg. Bempedoic acid also demonstrated an incremental reduction of 35 percent (p=0.0020) in hsCRP. Bempedoic acid added to atorvastatin 80 mg produced no clinically relevant effects on atorvastatin PK, and appeared to be safe and well-tolerated, with no serious adverse events reported.

1002-037—Phase 1 clinical pharmacology study to assess the safety and tolerability of bempedoic acid added to maximally tolerated statin therapy

On October 13, 2016, we announced top-line results from our Phase 1 PK (1002-037) clinical study.  The open-label study assessed the PK levels in 48 healthy volunteers receiving single doses of the highest doses of the most commonly prescribed statins — atorvastatin 80 mg, rosuvastatin 40 mg, simvastatin 40 mg and pravastatin 80 mg — when added to steady-state bempedoic acid 180 mg. The PK profiles demonstrated in 1002-037 were consistent with those seen in previous studies conducted with bempedoic acid, and did not increase with the highest doses of the statins tested in combination with bempedoic acid.

Ongoing Clinical Studies

1002-034—Phase 1 bioavailability study to assess the relative oral bioavailability of bempedoic acid 180 mg and ezetimibe 10 mg

1002-034 is a Phase 1, randomized, open-label, single-dose study which is designed to assess the relative oral bioavailability of bempedoic acid 180 mg and ezetimibe 10 mg co-administered as individual tablets versus as two different FDC formulation tablets in healthy human subjects. The development of the FDC was prompted by the results of a 12-week, Phase 2b (1002-008) study of co-administered 180 mg of bempedoic acid and 10 mg of ezetimibe, which demonstrated an almost 50 percent lowering of LDL-C from baseline; significantly greater reductions in hsCRP; and a favorable safety and tolerability profile. 1002-034, which was initiated in July 2016, will help determine the appropriate formulation for the FDC for use in our future clinical studies of patients with elevated levels of LDL-C.

CLEAR Harmony (1002-040)—Global pivotal Phase 3 long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy

CLEAR Harmony (1002-040) is a global pivotal Phase 3 randomized, multicenter, double-blind, placebo-controlled study evaluating 180 mg of bempedoic acid versus placebo in patients with hypercholesterolemia with atherosclerotic cardiovascular disease (ASCVD) and/or heterozygous familial hypercholesterolemia (HeFH) on maximally tolerated background lipid-modifying therapies, including patients on any statin at any dose. At initiation, the study included 900 patients but has been expanded to 1,950 patients to further support our regulatory submissions for an LDL-C lowering indication expected in the first half of 2019. The study will enroll patients at approximately 125 sites in the U.S., Canada and the European Union. The primary objective is to assess safety and tolerability of patients treated with bempedoic acid for 52 weeks. Secondary objectives include assessing the effects of bempedoic acid on lipid and cardiometabolic risk markers, including LDL-C and hsCRP. We initiated CLEAR Harmony in January 2016, and, as a result of the expanded enrollment, expect to report top-line results by mid-2018.

Additional Studies

Global Pivotal Phase 3 LDL-C Lowering Program — CLEAR Efficacy Studies

Prior to year-end, we plan to initiate our global pivotal Phase 3 CLEAR efficacy studies — 1002-046, 1002-047 and 1002-048 — in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy, including patients on any statin at any dose. The global pivotal Phase 3 CLEAR efficacy studies are designed to measure the change in LDL-C from baseline at 12 weeks. Top-line results from the global pivotal Phase 3 CLEAR LDL-C lowering program are anticipated by mid-2018. The proposed high-level design details are included below and additional detail of these studies will be made available at study initiation.

•                  1002-046: 24-week study to assess the 12-week LDL-C efficacy primary endpoint of bempedoic acid 180 mg versus placebo in hypercholesterolemic patients (with or without ASCVD) on maximally tolerated background lipid-modifying therapy. This study is designed to enroll 300 patients who are only able to tolerate less than the lowest approved daily starting dose of a statin and can be considered statin intolerant. This study is expected to initiate before year-end.

•                  1002-047: 52-week study to assess the 12-week LDL-C efficacy primary endpoint of bempedoic acid 180 mg versus placebo in hypercholesterolemic patients (with ASCVD and/or HeFH) on maximally tolerated background lipid-modifying therapy. This study is designed to enroll approximately 750 patients and is expected to initiate before year-end.

•                  1002-048: 12-week study to assess the LDL-C efficacy primary endpoint of bempedoic acid 180 mg versus placebo in hypercholesterolemic patients (with or without ASCVD) when added to ezetimibe. This study is designed to enroll approximately 225 patients and is expected to initiate before year-end.

Global Cardiovascular Outcomes Trial — CLEAR Outcomes

CLEAR Outcomes is a randomized, double-blind, placebo-controlled study to assess the effects of bempedoic acid in patients with hypercholesterolemia who are at high risk of CV disease and who are only able to tolerate less than the lowest approved starting dose of a statin and can be considered statin intolerant. CLEAR Outcomes is expected to enroll approximately 12,600 patients at up to 1,000 sites in approximately 30 countries. Patients enrolled in the study will be required to have a history of, or be at high risk for, CV disease with LDL-C levels between 100 mg/dL and 190 mg/dL despite background lipid-modifying therapy. The trial will be an event-driven study with the primary efficacy endpoint of the effect of bempedoic acid versus placebo on the risk of major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, hospitalization for unstable angina, or coronary revascularization; also referred to as “five-component MACE”).  We intend to initiate CLEAR Outcomes before year-end, and the study is intended to support our submissions for a CV disease risk reduction indication in the U.S. and Europe by 2022.

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

Our research and development expenses are expected to increase in the foreseeable future. Costs associated with the development of bempedoic acid will increase as we further its clinical development, including in connection with the commencement of our global pivotal Phase 3 CLEAR efficacy studies and our CLEAR Outcomes study. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of bempedoic acid, if ever. We may never succeed in obtaining regulatory approval for bempedoic acid. The duration, costs and timing associated with the development and commercialization of bempedoic acid will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
	(unaudited, in thousands)
Operating Expenses:
Research and development	$13,498	$7,247	$6,251
General and administrative	4,214	5,672	(1,458)
Loss from operations	(17,712)	(12,919)	(4,793)
Interest expense	(89)	(130)	41
Other income, net	399	248	151
Net loss	$(17,402)	$(12,801)	$(4,601)

Research and development expenses

Research and development expenses for the three months ended September 30, 2016, were $13.5 million, compared to $7.2 million for the three months ended September 30, 2015, an increase of $6.3 million. The increase in research and development expenses was primarily related to the further clinical development of bempedoic acid, which includes increases in our headcount and increased stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2016, were $4.2 million, compared to $5.7 million for the three months ended September 30, 2015, a decrease of $1.5 million. The decrease in general and administrative expenses was primarily attributable to a reduction in pre-commercialization activities partially offset by increases in costs to support public company operations, increases in our headcount and other costs to support our growth.

Interest expense

We incurred interest expense of $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Interest expense was related to our credit facility.

Other income, net

Other income, net for the three months ended September 30, 2016, was $0.4 million, compared to $0.2 million for the three months ended September 30, 2015. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Results of Operations

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
	(unaudited, in thousands)
Operating Expenses:
Research and development	$32,987	$21,846	$11,141
General and administrative	13,878	14,960	(1,082)
Loss from operations	(46,865)	(36,806)	(10,059)
Interest expense	(298)	(399)	101
Other income, net	1,141	543	598
Net loss	$(46,022)	$(36,662)	$(9,360)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2016, were $33.0 million, compared to $21.8 million for the nine months ended September 30, 2015, an increase of approximately $11.2 million. The increase in research and development expenses was primarily related to the further clinical development of bempedoic acid, which includes increases in our headcount and increased stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2016, were $13.9 million, compared to $15.0 million for the nine months ended September 30, 2015, a decrease of $1.1 million. The decrease in general and administrative expenses was primarily attributable to a reduction in pre-commercialization activities partially offset by increases in costs to support public company operations, increases in our headcount and other costs to support our growth.

Interest expense

We incurred interest expense of $0.3 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense was related to our credit facility.

Other income, net

Other income, net for the nine months ended September 30, 2016, was $1.1 million, compared to $0.5 million for the nine months ended September 30, 2015. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

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

As of September 30, 2016, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $47.1 million and $212.6 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(31,414)	$(29,707)
Cash provided by (used in) investing activities	2,366	(165,413)
Cash (used in) provided by financing activities	(1,148)	190,906
Net decrease in cash and cash equivalents	$(30,196)	$(4,214)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of bempedoic acid and our operations.

Net cash used in operating activities totaled $31.4 million and $29.7 million for the nine months ended September 30, 2016 and 2015, respectively. The primary use of our cash was to fund the development of bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $2.4 million for the nine months ended September 30, 2016, consisted primarily of proceeds from the sale and maturities of highly liquid, interest bearing investment-grade and government securities.

Financing Activities

Net cash used in financing activities of $1.1 million for the nine months ended September 30, 2016, related primarily to payments on our credit facility.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we progress through the clinical development program for bempedoic acid. We expect to announce top-line results from our global pivotal Phase 3 CLEAR LDL-C lowering efficacy and safety studies in mid-2018, and that our existing cash and cash equivalents and available-for-sale investments are sufficient to fund operations into early 2019. We will likely need to raise additional capital thereafter to continue to fund the further development and commercialization efforts for bempedoic acid and our operations, including our initial submissions for an LDL-C lowering indication in the U.S. and Europe and to complete the CLEAR Outcomes study. In January 2016, we initiated our global pivotal Phase 3 CLEAR Harmony (1002-040) study. In July 2016, we initiated our Phase 1 1002-034 study. We plan to initiate our global pivotal Phase 3 CLEAR efficacy studies and our CLEAR Outcomes study before year-end. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid. Our future funding requirements will depend on many factors, including, but not limited to:

•                  our ability to successfully develop and commercialize bempedoic acid or other product candidates;

•                  the costs, timing, design and outcomes of our ongoing and planned clinical studies of bempedoic acid;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $47.1 million and $212.6 million at September 30, 2016, and $77.3 million and $215.2 million at December 31, 2015, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2016.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We currently have only one product candidate, bempedoic acid, in clinical development, and our business depends almost entirely on its successful clinical development, regulatory approvals and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Bempedoic acid, for which we recently launched our global pivotal Phase 3 CLEAR clinical program in January 2016, will require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence its commercialization. Any other product candidates are still in preclinical development stages. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing studies and surveillance, including a Risk Evaluation and Mitigation Strategy, or REMS program, which will require the expenditure of substantial resources beyond the proceeds we have raised. Of the large number of drugs in development in the U.S., only a small percentage successfully complete the approval process at the FDA, European Medicines Authority (EMA) or any other foreign regulatory agency, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that bempedoic acid or any other of our product candidates will be successfully developed or commercialized.

We are not permitted to market bempedoic acid in the U.S. or Europe until we receive approval of a New Drug Application (NDA), from the FDA, a Marketing Authorization Application (MAA), from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA or an MAA to EMA for bempedoic acid to treat patients with elevated LDL-C, we have currently completed seven Phase 2 clinical studies and expect to complete the global pivotal Phase 3 CLEAR efficacy and safety studies, and to at least initiate, and potentially complete, the CLEAR Outcomes study.

Additionally, while we currently intend to submit our NDA for bempedoic acid for an LDL-C lowering indication in patients with hypercholesterolemia, the FDA has indicated its position regarding an LDL-C lowering indication could be impacted by potential future changes in their view of LDL-C lowering as a surrogate endpoint or the possibility of a shift in the future standard-of-care for statin intolerant patients with elevated LDL-C levels. In the event that FDA determines LDL-C lowering is no longer a surrogate endpoint for initial approval of bempedoic acid in the future, we would plan to submit our NDA with a proposed indication of CV disease reduction in statin intolerant patients on the basis of a completed and successful CLEAR Outcomes study, which would include the results of the global pivotal Phase 3 CLEAR efficacy studies, by 2022.  Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of bempedoic acid for many reasons, including, among others:

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

Failures or delays in the completion of our global pivotal Phase 3 CLEAR efficacy and safety studies or our CLEAR Outcomes study of bempedoic acid could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

In January 2016, we commenced our global pivotal Phase 3 CLEAR Harmony (1002-040) study. We do not know whether our ongoing clinical studies will be completed on schedule, if at all. We also plan to initiate additional global pivotal Phase 3 CLEAR efficacy studies and the CLEAR Outcomes study, and we do not know whether these studies will begin or be completed on schedule. Successful completion of such clinical studies and, if required by the FDA due to a change in regulatory policy, our CLEAR Outcomes study, are likely prerequisites to submitting an initial NDA to the FDA, MAA to the EMA or a similar application to any other foreign regulatory authorities from whom we seek to obtain approval and, consequently, the ultimate approval and commercialization of bempedoic acid. The commencement and completion of clinical studies can be delayed or prevented for a number of reasons, including, among others:

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

Positive results from completed Phase 1 and Phase 2 clinical studies of bempedoic acid are not necessarily predictive of the results of our ongoing global pivotal Phase 3 and planned Phase 3 clinical studies and CVOT of bempedoic acid, nor do they guarantee approval of bempedoic acid by the FDA, EMA or any other regulatory agency. If we cannot replicate the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid in our ongoing clinical studies and CVOT, we may be unable to successfully develop, obtain regulatory approval for and commercialize bempedoic acid.

There is a high failure rate for drugs proceeding through clinical studies. Even if we are able to complete our ongoing global pivotal Phase 3 and planned Phase 3 clinical studies and CVOT of bempedoic acid according to our current development timeline, the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid, including those of our Phase 2 PK/PD (1002-035) study completed in October 2016, may not be replicated in our ongoing global pivotal Phase 3 or planned Phase 3 clinical studies or CVOT results, nor do they guarantee approval of bempedoic acid by the FDA, EMA or any other regulatory authorities in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA and/or EMA approval. If we fail to obtain positive results in our ongoing global pivotal Phase 3 and planned Phase 3 clinical studies and CVOT of bempedoic acid, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We reported top-line results from our Phase 2b (1002-008) clinical study in October 2014, our Phase 2b (1002-009) clinical study in March 2015, our Phase 2a (1002-014) exploratory clinical safety study in July 2015, and our Phase 2 PK/PD (1002-035) clinical study and Phase 1 PK (1002-037) study in October 2016. We held our End-of-Phase 2 meeting with the FDA in August 2015. In January 2016, we commenced our global pivotal Phase 3 CLEAR Harmony (1002-040) study. We have engaged in active dialogue in 2016 with the FDA and EMA to discuss our Phase 3 clinical program for bempedoic acid in the statin intolerant patient population, and we plan to initiate our global pivotal Phase 3 CLEAR efficacy studies and our CLEAR Outcomes study in the fourth quarter of 2016.

In the event that FDA determines LDL-C lowering is no longer a surrogate endpoint for initial approval of bempedoic acid in the future, we would plan to submit our NDA for CV disease reduction indication on the basis of a completed and successful CVOT, which would include the results of the LDL-C lowering efficacy studies, by 2022. However, we expect that these clinical studies will consume substantial additional financial resources, and that our existing cash and cash equivalents only will be sufficient to fund our operations into early 2019. We will likely need to raise additional capital to continue to fund the further development and commercialization of bempedoic acid and our operations. Our future capital requirements may be substantial and will depend on many factors including:

•  the scope, size, rate of progress, results and costs of initiating and completing our CLEAR Outcomes study of bempedoic acid;

•  the scope, size, rate of progress, results and costs of completing our global pivotal Phase 3 CLEAR LDL-C lowering program of bempedoic acid, which currently includes multiple global pivotal Phase 3 clinical efficacy and safety studies;

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

Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our global pivotal Phase 3 clinical studies or our CVOT of bempedoic acid may occur, which may result in changes to clinical study protocols or additional clinical study requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA or EMA may impose additional clinical study requirements. Significant amendments to our clinical study protocols may require resubmission to the FDA and/or IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of these studies. If we experience substantial delays completing—or if we terminate—any of our global pivotal Phase 3 clinical studies or our CVOT, or if we are required to conduct additional clinical studies, the commercial prospects for bempedoic acid may be harmed and our ability to generate product revenue will be delayed.

We may not be able to identify and enroll the requisite number of patients in our global pivotal Phase 3 CLEAR LDL-C lowering program or CLEAR Outcomes study. Even if we are successful in enrolling patients in these studies, we may not ultimately be able to demonstrate sufficient clinical benefits from bempedoic acid and our failure to do so may delay or hinder our ability to obtain FDA or EMA approval for bempedoic acid. While we currently plan to submit an NDA for bempedoic acid for an LDL-C lowering indication in patients with hypercholesterolemia after initiating our CLEAR Outcomes study, the FDA has indicated its position regarding an LDL-C lowering indication could be impacted by potential future changes in their view of LDL-C lowering as a surrogate endpoint or the possibility of a shift in the future standard-of-care for statin intolerant patients with elevated LDL-C levels. Conducting our CLEAR Outcomes study will be costly and time-consuming, and any requirement to complete the CVOT prior to approval of bempedoic acid would adversely affect our development timeline and financial condition.

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

Several other pharmaceutical companies have other LDL-C lowering therapies in development that may be approved for marketing in the U.S. or outside of the U.S. Based on publicly available information, we believe the current therapies in development that would compete with bempedoic acid include:

•  PCSK9 inhibitors in development from Lilly, Novartis, Roche, Kowa and The Medicines Company/Alnylam; and
•  CETP inhibitors, such as anacetrapib and dalcetrapib, therapies, in Phase 3 clinical testing being developed by Merck and DalCor, respectively.

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

•  successfully complete our global pivotal Phase 3 CLEAR LDL-C lowering program;

•  initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for bempedoic acid as a treatment for statin intolerant patients for LDL-C lowering or CV disease risk reduction;

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

ESPERION THERAPEUTICS, INC.

November 3, 2016	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.1	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

10.1*	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

*                 Filed herewith.

+                 The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.