Form 10-K
period 2016-12-31
Esperion Therapeutics, Inc.
filed 2017-02-22
CIK 1434868

Use these links to rapidly review the document

PART IV
Esperion Therapeutics, Inc. Index to the Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, based upon the closing price of $9.88 of the registrant's common stock as reported on the NASDAQ Global Market, was $222.7 million. Shares of the registrant's common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

          As of February 1, 2017, there were 22,555,413 shares of the registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant's 2017 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2016.

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

        The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

  •
  our ability to obtain regulatory approval for bempedoic acid, including statements related to specific clinical studies or clinical observations that will be required for such approval;

  •
  our ability to achieve clinical or regulatory milestones with our existing cash resources;

  •
  the design, timing or outcome of our Phase 3 clinical program of bempedoic acid;

  •
  the design, timing or outcome of our cardiovascular outcomes trial, or CVOT, of bempedoic acid;

  •
  the design, timing or outcome of our other clinical studies of bempedoic acid;

  •
  our ability to recruit and enroll patients, particularly "statin intolerant" patients, in any ongoing or future clinical study;

  •
  our ability to replicate positive results from a completed clinical study in a future clinical study;

  •
  our ability to fund our development programs with existing capital or our ability to raise additional capital in the future;

  •
  the potential benefits, effectiveness or safety of bempedoic acid, as compared to statins and other low-density lipoprotein cholesterol, or LDL-C, lowering therapies, either those currently available or those in development;

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

        These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Item 1A. Risk Factors, that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Item 1.    Business

Overview

        We are the lipid management company, a late-stage pharmaceutical company focused on developing and commercializing convenient, complementary, cost-effective, once-daily, oral therapies for the treatment of patients with elevated LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. With a targeted mechanism of action, bempedoic acid, our lead product candidate, is a first-in-class, orally available, once-daily ATP-citrate lyase, or ACL, inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, but with reduced potential for muscle-related side effects. In addition to bempedoic acid as monotherapy, we are also developing bempedoic acid in a fixed dose combination with ezetimibe, an approved, non-statin, oral, LDL-C lowering therapy.

        The clinical development program for bempedoic acid consists of two major components: 1) the global pivotal Phase 3 LDL-C lowering program in high CVD risk patients with hypercholesterolemia on optimized background lipid-modifying therapy, including maximally tolerated statins, and patients who are only able to tolerate less than the lowest approved daily starting dose of their statin and are considered "statin intolerant," and 2) the global CVOT—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, in patients with hypercholesterolemia and high CVD risk and who are considered "statin intolerant". We initiated our global Phase 3 clinical development program in January 2016, with the 52-week global pivotal Phase 3 long-term safety and tolerability study (Study 1), and initiated the three remaining global pivotal LDL-C lowering efficacy studies in December 2016. We expect to report top-line results from our global Phase 3 program in its entirety by mid-2018, and intend to use positive results from our Phase 3 program to support our submissions for an LDL-C lowering indication in the U.S. and Europe by the first half of 2019. We also initiated the CLEAR Outcomes CVOT in December 2016, and intend to use positive results from this CVOT to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

        We believe that bempedoic acid, if approved, has the potential to become a convenient and complementary oral therapy to significantly reduce elevated levels of LDL-C in patients inadequately treated with current lipid-modifying therapies. It is estimated that 40 million patients in the U.S. are taking statins, with approximately 5-20 percent of these patients only able to tolerate less than the lowest approved daily starting dose of their statin and considered "statin intolerant".

        We were founded in January 2008, by former executives of and investors in the original Esperion Therapeutics, Inc., a biopharmaceutical company which was primarily focused on the research and development of therapies to regulate high-density lipoprotein, or HDL. The original Esperion was acquired by Pfizer Inc. in 2004. Bempedoic acid was first discovered at the original Esperion and we subsequently acquired the rights to the product from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid.

Bempedoic Acid

        With a targeted mechanism of action, bempedoic acid is a first-in-class, orally available, once-daily ACL inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, but with reduced potential for muscle-related side effects. Completed Phase 1 and 2 studies in more than 800 patients treated with bempedoic acid have produced clinically relevant LDL-C lowering results of up to 30 percent as monotherapy, approximately 50 percent in combination with ezetimibe, and an incremental 20+ percent when added to stable statin therapy.

  Mechanism of Action

        In November 2016, we announced the publication of "Liver-specific ATP-citrate lyase inhibition by bempedoic acid decreases LDL-C and attenuates atherosclerosis," by Stephen L. Pinkosky, our Associate Director of Translational Research and Biology, et al., in Nature Communications. The paper systematically outlines the experiments and analyses undertaken by us and our collaborators to fully understand the mechanism of action for how bempedoic acid reduces LDL-C, including its specificity for the liver. Bempedoic acid is a prodrug that once activated, inhibits ACL, an enzyme upstream of HMG-CoA reductase (the molecular target of statins) in the cholesterol synthesis pathway. Like statins, bempedoic acid decreases cholesterol synthesis in the liver, which results in decreased intracellular cholesterol, up-regulation of LDL receptor activity and increased LDL-C clearance from the blood. Although bempedoic acid and statins both inhibit cholesterol synthesis in the liver, an important differentiating feature is that, unlike statins, bempedoic acid is inactive in skeletal muscle. Specifically, bempedoic acid is a prodrug which requires activation by a specific enzyme, very long-chain acyl-CoA synthetase, or ACSVL1, to convert bempedoic acid to its CoA activated form. This enzyme is present in the liver but not in skeletal muscle. Therefore, bempedoic acid does not inhibit the cholesterol biosynthesis pathway in skeletal muscle, thus providing a mechanistic basis for reduced potential for muscle-related adverse effects. Bempedoic acid has been shown to provide incremental lowering of LDL-C when used in combination with both ezetimibe and statins at all doses.

Fixed Dose Combination Bempedoic Acid and Ezetimibe (BA+EZ)

        In the second quarter of 2016, the Food and Drug Administration, or FDA, accepted our submission of an Investigational New Drug, or IND, application for the fixed dose combination of bempedoic acid 180 mg and ezetimibe 10 mg, or BA+EZ, which is in development for the same indications as bempedoic acid monotherapy (LDL-C lowering and CV risk reduction). We recently completed a bioavailability study and a formulation of BA+EZ has been selected for manufacturing, development and, if approved, commercialization. We expect to announce clinical development and regulatory plans for BA+EZ in the first half of 2017.

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

        In November 2014, the results of the IMPROVE-IT (IMProved Reduction of Outcomes: Vytorin Efficacy International Trial) study were presented at the Scientific Sessions of the AHA. 18,144 patients with acute coronary syndrome were enrolled in IMPROVE-IT and were randomized to receive either 40 mg of simvastatin or 10 mg of ezetimibe/40 mg of simvastatin, and were followed until > 5,250 events (cardiovascular death, heart attack, documented unstable angina requiring hospitalization, coronary revascularization or stroke) occurred. The addition of ezetimibe to simvastatin resulted in a 6.4% relative risk reduction (p=0.016) in the aggregate of the events described above. This was the first study to demonstrate incremental clinical benefit with a non-statin when added to a statin.

        The direct relationship between lower LDL-C levels and reduced risk for major cardiovascular events has been consistently demonstrated in 18 clinical studies completed over the last 28 years involving more than 90,000 patients. As a result, physicians are highly focused on lowering LDL-C levels in their patients, and we believe there is a trend towards even more aggressive LDL-C lowering. For example, in the United States, increased attention has been placed on aggressive LDL-C management by organizations such as the National Cholesterol Education Program, or NCEP, the AHA

and the American College of Cardiology, or ACC. Additionally, both the Canadian Cardiovascular Society and the Joint British Societies have supported even lower LDL-C treatment targets for high-risk patients. This has led to the combination of statins with other treatments, such as ezetimibe.

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

        In November 2013, the American College of Cardiology, or ACC, and the AHA issued new guidelines for the treatment of elevated cholesterol. For the first time in more than 20 years, the new guidelines do not include specific, numerical LDL-C treatment goals for patients with elevated LDL-C. However, the guidelines strongly recommend the use of more potent statins and intensive statin therapy in patients with elevated LDL-C. The new guidelines also significantly expanded the number of patients eligible for statin therapy, including patients with a history of cardiovascular disease including stroke, patients with both Type 1 and Type 2 diabetes, all patients with LDL-C ≥ 190 mg/dL and patients with a 10-year risk of > 7.5% of developing cardiovascular disease. Also for the first time, the guidelines acknowledge the existence of "statin intolerance", and incorporate "statin intolerance" into the consideration of treatment choices and into the evaluation of statin safety.

        Other organizations continue to utilize goals of treatment in their guidelines. The National Lipid Association, or NLA, guidelines established < 100 mg/dL as the LDL-C goal of treatment for patients at low, moderate and high risk. Patients considered to be at very high risk have a goal of < 70 mg/dL of LDL-C. The International Atherosclerosis Society has recommended optimal LDL-C levels of < 100 mg/dL for patients who have not had a cardiovascular event, and < 70 mg/dl for patients who have had a cardiovascular event.

Currently Approved Therapies

        The following table illustrates common therapies used to treat elevated LDL-C:

Class of Therapy	Labeled Indication	Average LDL-C Change from Baseline	Key Issues/Side Effects
Statins	Reduction in LDL-C in patients with elevated LDL-C Reduction in total mortality Reduction in risk of major adverse cardiovascular events (MACE) in multiple populations that were tested	Up to 63%	• Skeletal muscle effects, elevated liver function tests • FDA recently warned that the use of statins is associated with increases in HbA1c and fasting serum glucose levels
Bile acid sequestrants	Reduction in LDL-C in patients with elevated LDL-C(1) Retard the rate of progression and increase the rate of regression of coronary atherosclerosis	Up to 20%	• Limited LDL-C lowering • Gastrointestinal disorders • Elevation in triglycerides
Cholesterol absorption inhibitors	Reduction in LDL-C in patients with elevated LDL-C	Up to 18%	• Limited LDL-C lowering; IMPROVE-IT study not in US prescribing information
Niacin	Reduction in LDL-C and triglycerides; increases in HDL-C, reduction in Lipoprotein (a) Reduction in recurrent nonfatal myocardial infarction (MI) in patients with prior history of MI	Up to 17%	• Flushing (i.e., warmth or redness) hepatic toxicity, skeletal muscle effects and gout • Limited LDL-C lowering
Fibrates

Reduction in triglycerides and LDL-C in patients with hypertriglyceridemia or mixed dyslipidemia

Reduction in risk of developing coronary heart disease (CHD) in patients with Type IIb Fredericksons hyperlipidemia and no prior history of CHD

		Up to 21%	• Gallstones, skeletal muscle effects and liver disorders • Limited LDL-C lowering (may in some cases raise LDL-C); used primarily for triglyceride lowering
Proprotein convertase subtilisin kexin 9 (PCSK9) inhibitors	Reduction in LDL-C as adjunct to maximally tolerated statin therapy in patients with HeFH and/or ASCVD	Up to 64%	• High cost as biologic, injectable route of administration • No effect on hsCRP • Ongoing CVOTs

(1)
Welchol®, a bile acid sequestrant, is also approved for improving glycemic control in adults with Type 2 diabetes.

  Other Approved Therapies for Specific Populations

        A small subpopulation of patients with extremely elevated levels of LDL-C, estimated to be approximately 300 patients in the U.S., suffer from homozygous familial hypercholesterolemia, or HoFH. HoFH is a serious and rare genetic disease and patients with HoFH lack or have dysfunctional LDL-receptors and cannot remove LDL-particles and LDL-C from the blood. As a result, untreated HoFH patients typically have LDL-C levels in the range of 450 mg/dL to 1,000 mg/dL. Microsomal triglyceride transfer protein, or MTP inhibitors, a PCSK9 inhibitor and an ApoB antisense oligonucleotide are approved therapies to lower elevated LDL-C levels in patients with a clinical or laboratory diagnosis of HoFH. Given the serious safety concerns with the MTP inhibitor and ApoB antisense oligonucleotide, specifically hepatotoxicity, the FDA has restricted their usage to this narrow subpopulation.

  Statin Therapy

        Statins are the standard of care for patients with hypercholesterolemia today and are highly effective at lowering LDL-C. This class of drugs includes atorvastatin calcium, marketed as Lipitor®, the most prescribed LDL-C lowering drug in the world and the best-selling pharmaceutical drug in history. Approximately 25% of Americans over the age of 45 from 2005 to 2008 were treated for elevated LDL-C levels with statin therapy, according to a National Health and Nutrition Examination Survey.

        Statins are selective, competitive inhibitors of HMG-CoA reductase, a rate-limiting enzyme in the cholesterol biosynthesis pathway, and work primarily in liver cells. Statin inhibition of cholesterol synthesis increases the number of LDL receptors on the surface of liver cells. This increase in LDL receptors increases uptake of LDL particles into liver cells from the blood, thus lowering LDL-C levels. Statins are also thought to have the potential to inhibit cholesterol synthesis in skeletal muscle. This inhibition could be linked to the myalgia associated with statin use as seen in patients with "statin intolerance".

        The benefits of statin use in lowering LDL-C levels and improving cardiovascular outcomes are well documented. Despite the effectiveness of statins and their broad market acceptance, there is a significant subset of patients who are unable to tolerate statins due to muscle pain or weakness, memory loss or increased glucose levels, or who are otherwise unable to reach their LDL-C goal on statin therapy alone. In rare but extreme cases, statins can lead to muscle breakdown, kidney failure and death. In addition, the FDA has recently warned that statins can cause hyperglycemia, an increase in blood sugar levels and create an increased risk of worsening of glycemic control and of new onset diabetes. There are approximately 36 million U.S. adults with elevated LDL-C levels who are not on an LDL-C lowering therapy. For these reasons, we believe there is a need for new therapies to treat patients with elevated LDL-C.

Patients with Heterozygous Familial Hypercholesterolemia (HeFH) and/or Atherosclerotic Cardiovascular Disease (ASCVD) who need additional lowering of LDL-C—Market Opportunity for Bempedoic Acid and BA+EZ

        We are pursuing the development of bempedoic acid and BA+EZ as an add-on to maximally tolerated statin therapy for patients with HeFH and/or ASCVD who require additional lowering of LDL-C. The severity of elevated LDL-C in these patients, their level of CVD risk and their therapeutic options, including those patients only able to tolerate less than the lowest approved daily starting dose of their statin and are considered to be "statin intolerant", all vary widely.

        Patients with ASCVD and persistently elevated LDL-C despite maximally tolerated statin therapy represent a large population with important unmet medical needs. In a retrospective analysis of United States data, approximately one-third of high-risk patients treated with statin monotherapy for more than three months failed to achieve LDL-C target levels of < 100mg/dL, and more than three-quarters did not achieve the more stringent goal of < 70 mg/dL. Data from the TNT study showed that patients treated with 80 mg of atorvastatin daily demonstrated a major cardiovascular event rate of 8.7% despite having achieved mean LDL-C levels of 77 mg/dL. In this study, the higher-intensity atorvastatin 80 mg regimen lowered both LDL-C and cardiovascular events to a greater extent than the lower-intensity atorvastatin 10 mg regimen. These findings, among others, suggest that residual risk may be due to residual hyperlipidemia.

        This has prompted the study of non-statin therapies as add-on treatment to statins for incremental reductions in LDL-C and CVD risk. The injectable PCSK9 inhibitors were recently granted approval in the United States as an adjunct to maximally tolerated statin therapy for patients in these populations that require additional lowering of LDL-C.

        Within the ACVD and HeFH patient populations there are patients whose maximally tolerated dose of a statin may be no statin at all. These are patients who are considered to "statin intolerant".

        Muscle pain or weakness is the most common side effect experienced by statin users and the most common cause for discontinuing therapy. Moreover, a significant proportion of patients remain on statin therapy despite experiencing muscle-related side effects. Accordingly, we believe that in the presence of a safe and effective complementary non-statin, oral, once-daily, small molecule LDL-C lowering therapy, the "statin intolerant" market could grow substantially.

Recently Approved Therapies

  PCSK9 Inhibitors

        A number of larger biopharmaceutical companies have developed, or are currently developing, a new class of biologic therapies that target proprotein convertase subtilisin kexin type 9, or PCSK9, an enzyme involved in the degradation of LDL receptors. These PCSK9 inhibitors are injectable, monoclonal antibodies that were evaluated as potential therapies to lower LDL-C. In 2015 the FDA approved two PCSK9 inhibitors: alirocumab, which was developed by Sanofi and Regeneron Pharmaceuticals and evolocumab, which was developed by Amgen, Inc. These therapies were approved as an adjunct to diet and maximally tolerated statin therapy for patients with HeFH or ASCVD that require additional lowering of LDL-C. Additionally, evolocumab was approved as an adjunct to diet and other LDL-C lowering therapies for patients with HoFH. In 2016, Pfizer discontinued development of its PCSK9 inhibitor, bococizumab, due to unanticipated attenuation of LDL-C lowering over time in its Phase 3 studies. In February 2017, Amgen announced top-line results for the FOURIER (Further Cardiovascular OUtcomes Research with PCSK9 Inhibition in Subjects with Elevated Risk) CVOT where evolocumab significantly reduced the risk of cardiovascular events. Full results of FOURIER will be announced in March 2017, during the Scientific Sessions of the American College of Cardiology meeting.

        As described in currently approved U.S. prescribing information, PCSK9 inhibitors have demonstrated reductions of LDL-C as adjunct to maximally tolerated statin therapy in patients with HeFH and/or ASCVD of up to 64%. When PCSK9 inhibitors were used in patients with hypercholesterolemia considered to be "statin intolerant", LDL-C levels were reduced by 45-56%. Notwithstanding the LDL-C lowering efficacy of PCSK9 inhibitors, we believe their adoption by patients, physicians, and payors could be adversely impacted by their higher cost and their injectable route of administration.

Additional Therapies in Development

  CETP Inhibitors

        A number of larger biopharmaceutical companies have tried to develop a class of therapies that target cholesteryl ester transfer protein, or CETP, which mediates the transfer of cholesteryl esters from HDL-particles to ApoB-containing particles. CETP inhibitors were initially designed to raise levels of HDL-C and are required by FDA to complete CVOTs in Phase 3 prior to approval. Pfizer brought the first drug in this class, torcetrapib, into clinical development but terminated development activities in December 2006, due to an increase in all-cause mortality and cardiovascular events in the ILLUMINATE (Investigation of Lipid Level Management to Understand its Impact in Atherosclerotic Events) study. Two other CETP inhibitors, dalcetrapib from Roche and evacetrapib from Lilly, were investigated in the dal-OUTCOMES and ACCELERATE studies, respectively. The development of dalcetrapib and evacetrapib were terminated in May 2012, and October 2015, respectively, due to lack of efficacy in their CVOTs, in spite of a 33% reduction in LDL-C in the case of evacetrapib. An additional CETP inhibitor, anacetrapib, from Merck, is being developed and is currently being investigated in the Phase 3 REVEAL (Randomized EValuation of the Effects of Anacetrapib through Lipid-modification) study. Anacetrapib has been shown to significantly raise levels of HDL-C and to lower LDL-C. This Phase 3 CVOT is expected to complete and report top-line results in the middle of 2017.

  PCSK9 Inhibitors

        The Medicines Company/Alnylam are developing inclisiran, which is currently in Phase 2 clinical studies. Unlike the PCSK9 antibodies from Sanofi/Regeneron and Amgen, inclisiran is a long-acting RNA interference therapeutic agent that inhibits the synthesis of PCSK9. Findings from clinical studies suggest that inclisiran may be dosed every 3 or 6 months. Like the PCSK9 antibodies, inclisiran is an injectable therapy.

Clinical Experience

        To date, bempedoic acid has been studied in over 800 patients across six patient populations: healthy volunteers; patients with elevated LDL-C levels; patients with Type 2 diabetes and elevated LDL-C levels; patients with elevated LDL-C levels and a history of "statin intolerance"; patients with elevated LDL-C levels taking low, moderate and high doses of the most commonly prescribed statins; and patients with both elevated LDL-C and hypertension. The individual design and results of each of the completed Phase 2 clinical studies of bempedoic acid are summarized below.

Completed Clinical Studies

        To date, we have completed the following Phase 2 clinical studies of bempedoic acid:

			Subjects
		Treatment Duration
Description	Title		Total	Treated
1002-035	Phase 2 PK/PD clinical study in patients treated with high-dose statin therapy	4 weeks	68	45

	A randomized, double-blind, multi-center, placebo-controlled, parallel group clinical study that evaluated 180 mg of bempedoic acid versus placebo in patients already on stable 80 mg atorvastatin therapy
1002-014	Phase 2 exploratory clinical safety study in patients with both elevated LDL-C and hypertension	6 weeks	143	71

	A randomized, double-blind, multi-center, placebo-controlled, parallel group exploratory study that evaluated 180 mg of bempedoic acid versus placebo in patients with both elevated LDL-C and hypertension
1002-009	Phase 2 clinical study in patients with elevated LDL-C already receiving statin therapy	12 weeks	134	88
	A randomized, double-blind, multi-center placebo-controlled clinical study that evaluated 180 mg and 120 mg of bempedoic acid versus placebo in patients already on stable statin therapy
1002-008	Phase 2 clinical study of safety and efficacy in patients with elevated LDL-C, with or without a history of "statin intolerance"	12 Weeks	349	249

	A randomized, double-blind, parallel-group, multicenter study to evaluate the efficacy and safety of bempedoic acid monotherapy, ezetimibe monotherapy, and the combination of bempedoic acid and ezetimibe in patients with elevated LDL-C, with or without "statin intolerance"
1002-007	Phase 2 clinical study of safety and pharmacokinetic interaction in patients with elevated LDL-C on a background of atorvastatin 10 mg	8 Weeks	58	42

	Placebo-controlled, randomized, double-blind, drug interaction study to evaluate the safety, tolerability and effect on atorvastatin pharmacokinetics of bempedoic acid added to atorvastatin 10 mg/day in patients with elevated LDL-C
1002-006	Phase 2 proof-of-concept clinical study in patients with elevated LDL-C and a history of "statin intolerance"	8 Weeks	56	37
	Placebo-controlled, randomized, double-blind, multicenter study to evaluate the efficacy and safety of bempedoic acid in patients with elevated LDL-C and a history of "statin intolerance"

			Subjects
		Treatment Duration
Description	Title		Total	Treated
1002-005	Phase 2 proof-of-concept clinical study in patients with elevated-LDL-C and Type 2 diabetes	4 Weeks	60	30
	Placebo-controlled, randomized, double-blind, single site clinical study to evaluate the LDL-C lowering efficacy and safety of bempedoic acid in patients with Type 2 diabetes
1002-003	Phase 2 proof-of-concept clinical study in patients with elevated LDL-C	12 Weeks	177	133

	Placebo-controlled, randomized, double-blind, parallel group, multicenter clinical study to evaluate the LDL-C lowering efficacy and safety of bempedoic acid in patients with elevated LDL-C and either normal or elevated triglycerides

        Overall, bempedoic acid has been well-tolerated and associated with no dose-limiting adverse events, or AEs, in over 800 patients who received bempedoic acid.

  Phase 2 Clinical Studies Completed in 2016

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

  Phase 1 Clinical Studies Completed in 2016

  1002-037—Phase 1 clinical pharmacology study to assess the safety and tolerability of bempedoic acid added to maximally tolerated statin therapy

        On October 13, 2016, we announced top-line results from our Phase 1 PK (1002-037) clinical study. The open-label study assessed the PK levels in 48 healthy volunteers receiving single doses of the highest doses of the most commonly prescribed statins—atorvastatin 80 mg, rosuvastatin 40 mg, simvastatin 40 mg and pravastatin 80 mg—when added to steady-state bempedoic acid 180 mg. The PK profiles demonstrated in 1002-037 were consistent with those seen in previous studies conducted with bempedoic acid, and did not increase with the highest doses of the statins tested in combination with bempedoic acid.

  1002-034—Phase 1 bioavailability study to assess the relative oral bioavailability of bempedoic acid 180 mg and ezetimibe 10 mg (BA+EZ)

        1002-034 is a Phase 1, randomized, open-label, single-dose study which is designed to assess the relative oral bioavailability of bempedoic acid 180 mg and ezetimibe 10 mg co-administered as individual tablets versus as two different fixed dose combination formulation tablets in healthy human subjects. Based on the findings from this study, we have selected the formulation for BA+EZ which we intend to take forward into development. We expect to announce clinical development and regulatory plans for BA+EZ in the first half of 2017.

Overall Safety Observations

        To date, in completed studies, over 800 patients have been treated with bempedoic acid for periods of up to 12 weeks at maximum repeated doses of 240 mg per day. Bempedoic acid has been safe and well-tolerated with no dose-limiting side effects identified to date in our ongoing or completed clinical studies. No clinical safety trends have emerged to date.

Study	Phase	Patient Population	Study Design	Duration	Patients (Treated)	Doses	LDL Lowering Efficacy (placebo corrected)
1002-035	Phase 2	Elevated LDL	Placebo controlled, 80 mg atorvastatin	4 weeks	68 (45)	180 mg	Up to 22%
1002-014	Phase 2	Elevated LDL; hypertension	Placebo controlled	6 weeks	143 (71)	180mg	Up to 24%
1002-009	Phase 2	Elevated LDL; statin add-on	Placebo controlled,	12 weeks	134 (89)	120mg, 180mg	Up to 20%
1002-008	Phase 2	Elevated LDL; "statin intolerant" and tolerant	Monotherapy and in combination with ezetimibe	12 weeks	349 (250)	120 mg, 180 mg	Up to 30% Up to 48%
1002-007	Phase 2	Elevated LDL; statin add-on	Placebo controlled, 10 mg atorvastatin	8 weeks	58 (42)	60, 120, 180, 240 mg	Up to 22%
1002-006	Phase 2	Elevated LDL; "statin intolerant"	Placebo controlled	8 weeks	56 (37)	60, 120, 180, 240 mg	Up to 29%
1002-005	Phase 2	Elevated LDL; T2DM	Placebo controlled	4 weeks	60 (30)	80, 120 mg	Up to 39%
1002-004	Phase 1	Healthy subjects	Multiple ascending dose, PK	2 weeks	24 (18)	40, 180, 220 mg	Up to 36%
1002-003	Phase 2	Elevated LDL	Placebo controlled	12 weeks	177 (133)	40, 80, 120 mg	Up to 25%
1002-002	Phase 1	Healthy subjects	Multiple ascending dose, PK/PD	2/4 weeks	53 (39)	20, 60, 100, 120 mg	Up to 17%
1002-001	Phase 1	Healthy subjects	Single dose, PK	Single dose	18 (18)	2.5, 10, 45, 125, 250 mg	Not applicable

Ongoing Clinical Studies

        The clinical development program for bempedoic acid consists of two major components: 1) the global pivotal Phase 3 LDL-C lowering program in high CVD risk patients with hypercholesterolemia on optimized background lipid-modifying therapy, including maximally tolerated statins, and patients who are only able to tolerate less than the lowest approved daily starting dose of their statin and are considered "statin intolerant," and 2) the CLEAR Outcomes CVOT in patients with hypercholesterolemia and high CVD risk and who are considered "statin intolerant".

        Global regulatory submissions for an LDL-C lowering indication are expected by the first half of 2019 for a New Drug Application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. The Company expects to submit a NDA for cardiovascular risk reduction to the FDA and a MAA to the EMA, on the basis of a successful completion of the CLEAR Outcomes CVOT by 2022.

  Study 1—Global pivotal Phase 3 long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy

        Study 1 is a 52-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the long-term safety and tolerability of 180 mg of bempedoic acid versus placebo in patients with ASCVD and/or HeFH at high CVD risk whose LDL-C is not adequately controlled with current lipid-modifying therapies. At initiation the study included 900 patients but was expanded to approximately 2,000 patients to further support our regulatory submissions for an LDL-C lowering indication expected in the first half of 2019. The study enrolled patients at approximately 100 sites in the U.S., Canada and Europe. The primary objective is to assess safety and tolerability of patients treated with bempedoic acid for 52 weeks. Secondary objectives include assessing the LDL-C lowering efficacy of bempedoic acid on top of maximally tolerated statin and other lipid altering therapies at 12, 24 and 52 weeks versus placebo. Effects on other risk markers, including non-high-density lipoprotein, or non-HDL-C, total cholesterol, apolipoprotein B, or apoB, and hsCRP, will also be evaluated. We initiated Study 1 in January 2016, and completed patient enrollment ahead of schedule in January 2017. We expect to report top-line results in the second quarter of 2018.

        Additional safety data will be obtained from an open-label extension study which will enroll approximately 1,300 patients of the approximately 2,000 patients originally enrolled in Study 1. This open-label extension study will evaluate the long-term safety of 180 mg of bempedoic acid versus placebo in patients with hypercholesterolemia with ASCVD and/or HeFH on maximally tolerated background lipid-modifying therapies, including patients on any statin at any dose. This open-label extension study will be conducted at approximately 100 sites included in the parent study in the U.S., Canada and Europe. The primary objective is to assess the long-term safety in patients treated with bempedoic acid for up to 1.5 years. Secondary objectives include evaluating the 52- and 78-week effects of bempedoic acid on lipid and cardiometabolic risk markers, including LDL-C, non-HDL-C, total cholesterol, apoB and hsCRP.

  Study 2—Global pivotal Phase 3 safety and efficacy study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy

        Study 2 is a 52-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of 180 mg of bempedoic acid versus placebo. This study is expected to enroll 750 patients with hypercholesterolemia (with ASCVD and/or HeFH) at high CVD risk and whose LDL-C is not adequately controlled with current lipid-modifying therapies. The study will be conducted at approximately 125 sites in the U.S., Canada and Europe. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo. Secondary objectives include evaluating the 24-week LDL-C lowering efficacy, and 52-week safety and tolerability of bempedoic acid versus placebo. Effects on other risk markers, including non-HDL-C, total cholesterol, apoB, and hsCRP, will also be evaluated. We initiated Study 2 in December 2016, and expect to report top-line results by mid-2018.

  Study 3—Global pivotal Phase 3 safety and efficacy study in patients with hypercholesterolemia on optimized background lipid-modifying therapy, including patients considered "statin intolerant"

        Study 3 is a 24-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of 180 mg of bempedoic acid versus placebo. This study is expected to enroll 300 patients with hypercholesterolemia on optimized background lipid-modifying therapy, including patients considered "statin intolerant." The study will be conducted at approximately 70 sites in the U.S. and Canada. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo. Secondary objectives include evaluating the 24-week LDL-C lowering efficacy, safety and tolerability of bempedoic acid versus placebo and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. We initiated Study 3 in December 2016, and expect to report top-line results by mid-2018.

  Study 4—Global pivotal Phase 3 safety and efficacy study in patients with hypercholesterolemia on optimized background lipid-modifying therapy, including ezetimibe, and patients considered "statin intolerant"

        Study 4 is a 12-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of 180 mg of bempedoic acid versus placebo as an add-on to 10 mg of ezetimibe. This study is expected to enroll 225 patients with hypercholesterolemia on optimized background lipid-modifying therapy, including ezetimibe, and patients considered "statin intolerant." The study will be conducted at approximately 75 sites in the U.S., Canada and Europe. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo when added to ezetimibe. Secondary objectives include evaluating safety and tolerability of bempedoic acid when added to ezetimibe, and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. We initiated Study 4 in December 2016, and expect to report top-line results by mid-2018.

  Global Cardiovascular Outcomes Trial—CLEAR Outcomes

        CLEAR Outcomes is an event driven, global, randomized, double-blind, placebo-controlled study to assess the effects of bempedoic acid in patients with hypercholesterolemia who are at high risk of CVD and who are only able to tolerate less than the lowest approved starting dose of a statin and can be considered "statin intolerant". The CLEAR Outcomes CVOT is expected to enroll approximately 12,600 patients with hypercholesterolemia and high CVD risk at more than 600 sites in approximately 30 countries. The study is expected to enroll over a 30-month period with a total estimated study duration of approximately 4.75 years. The expected average treatment duration will be 3.5 years with a minimum treatment duration of approximately 2.25 years. Patients enrolling in the study will be required to have a history of, or be at high-risk for, CVD with LDL-C levels between 100 mg/dL and 190 mg/dL despite background lipid-lowering therapy, resulting in an expected average baseline LDL-C level in all patients of approximately 135 mg/dL. The primary efficacy endpoint of the event-driven global study is the effect of bempedoic acid versus placebo on the risk of major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, hospitalization for unstable angina, or coronary revascularization; also referred to as "five-component MACE"). We initiated CLEAR Outcomes in December 2016, and the study is intended to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

Research and Development Expenses

        Research and development expenses for the year ended December 31, 2016, were $57.9 million.

Sales and Marketing

        Given our stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company. To develop the appropriate commercial infrastructure to launch bempedoic acid in the United States, if approved, as a treatment for patients with elevated LDL-C, we would need to invest significant financial and managerial resources. We may engage in partnering discussions with third parties from time to time. If we elect to seek approval and launch commercial sales of bempedoic acid outside of the United States or for broader patient populations in the United States, including "statin intolerant" patients who are unable to reach their LDL-C goal with a statin therapy, we may either do so on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

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

        As of December 31, 2016, our patent estate, including patents we own or license from third parties, on a worldwide basis, included approximately 25 issued United States patents and four pending United States patent applications and 23 issued patents and 15 pending patent applications in other foreign jurisdictions. Of our worldwide patents and pending applications, only a subset relates to our small molecule program which includes our lead product candidate, bempedoic acid. Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent Nos. 9,000,041 and 8,497,301 claim methods of treatment using bempedoic acid. We also have a pending U.S. patent application directed to bempedoic acid. There are currently three issued patents and four pending application in countries outside the United States that relate to bempedoic acid.

        A subset of this portfolio relates to our planned fixed dose combination of bempedoic acid and ezetimibe and bempedoic acid and one or more statins. We have one pending application outside the United States claiming methods of treatment using a fixed dose combination of bempedoic acid and ezetimibe. We have one pending application outside the United States claiming methods of treatment using a fixed dose combination of bempedoic acid and one or more statins.

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

Regulatory Matters

  Government Regulation and Product Approval

        Government authorities in the United States at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates, including bempedoic acid, must be approved by the FDA through the NDA process before they may legally be marketed in the United States.

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

        Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

  •
  Phase 1.  The product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life- threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients.

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

        Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric clinical study in accordance with a FDA-issued "Written Request" for such a clinical study.

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

Employees

        As of December 31, 2016, we had 44 full-time employees. Two of our employees have Ph.D. degrees and three have M.D. degrees. 28 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

        Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 7,900 square feet of office space. We lease and occupy an additional 5,500 square feet of office space in Ann Arbor, Michigan to support our clinical development operations. We believe our current facilities will be sufficient to meet our needs until expiration.

Legal Proceedings

        On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment.

        On December 15, 2016, a purported stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan,

Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. The Company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the Company when they made or approved improper statements on August 17, 2015, regarding our lead product candidate's path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at the Company. The lawsuit seeks, among other things, any damages sustained by the Company as a result of the defendants' alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys' fees and costs. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

        Bempedoic acid and BA + EZ, the fixed dose combination of bempedoic acid and ezetimibe, are our only product candidates in clinical development, and our business depends almost entirely on bempedoic acid's successful clinical development, regulatory approvals and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. Bempedoic acid, for which we recently launched our global pivotal Phase 3 clinical program in January 2016, will require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence its commercialization. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources beyond the proceeds we have raised, and may include post-marketing studies and surveillance, including a Risk Evaluation and Mitigation Strategy, or REMS program. Of the large number of drugs in development in the U.S., only a small percentage successfully complete the approval process at the FDA, EMA or any other foreign regulatory agency, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that bempedoic acid or any other of our product candidates will be successfully developed or commercialized.

        We are not permitted to market bempedoic acid in the U.S. or Europe until we receive approval of a NDA from the FDA, a MAA from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA or an MAA to EMA for bempedoic acid to treat patients with elevated LDL-C, we have currently completed eight Phase 2 clinical studies and expect to complete the global pivotal Phase 3 LDL-C lowering efficacy and safety studies, and to potentially complete, the CLEAR Outcomes CVOT.

        Additionally, while we currently intend to submit our NDA for bempedoic acid for an LDL-C lowering indication in patients with hypercholesterolemia, the FDA has indicated its position regarding an LDL-C lowering indication could be impacted by potential future changes in their view of LDL-C lowering as a surrogate endpoint or the possibility of a shift in the future standard-of-care for "statin intolerant" patients with elevated LDL-C levels. In the event that FDA determines LDL-C lowering is no longer a surrogate endpoint for initial approval of bempedoic acid in the future, we would plan to submit our NDA with a proposed indication of CV risk reduction in "statin intolerant" patients on the basis of a completed and successful CLEAR Outcomes CVOT, which would include the results of the global pivotal Phase 3 LDL-C lowering efficacy and safety studies, by 2022. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of bempedoic acid for many reasons, including, among others:

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

  •
  the magnitude of the treatment effect must also be clinically meaningful along with the drug's safety for a favorable benefit/risk assessment by the FDA, EMA or any other regulatory agency;

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

        The development and approvals required for the approval of BA + EZ, which is in development for the same indications as bempedoic acid as monotherapy, are substantially identical to those for bempedoic acid as monotherapy, and the risks relating to the clinical development and approval of bempedoic acid monotherapy apply equally to BA + EZ. The FDA only recently accepted our submission of an IND application for BA + EZ in the second quarter of 2016 and we recently completed a bioavailability study. A formulation of BA + EZ has been selected for development and commercialization. We expect to announce clinical development and regulatory plans for BA + EZ in the first half of 2017. Any failure in our development of bempedoic acid monotherapy would materially and adversely affect our ability to develop, seek approval for and commercialize the BA + EZ combination therapy for the targeted indications. In addition, even if bempedoic acid monotherapy succeeds in its clinical development and is approved for one or more targeted indications, there can be no assurance that the BA + EZ combination therapy would be developed successfully and approved for the same indications or at all.

Failures or delays in the completion of our global pivotal Phase 3 efficacy and safety studies or our CLEAR Outcomes CVOT of bempedoic acid could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

        In January 2016, we commenced our global pivotal Phase 3 long-term safety study (Study 1). We do not know whether our ongoing clinical studies will be completed on schedule, if at all. We initiated our three remaining global pivotal Phase 3 LDL-C lowering efficacy studies and the CLEAR Outcomes CVOT in December 2016. We do not know whether these studies will be completed on schedule. Successful completion of such clinical studies and, if required by the FDA due to a change in regulatory policy, our CLEAR Outcomes CVOT, are likely prerequisites to submitting an initial NDA to the FDA, MAA to the EMA or a similar application to any other foreign regulatory authorities from whom we seek to obtain approval and, consequently, the ultimate approval and commercialization of bempedoic acid. The commencement and completion of clinical studies can be delayed or prevented for a number of reasons, including, among others:

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

  •
  challenges in recruiting and enrolling patients to participate in clinical studies or in our CLEAR Outcomes CVOT, including the size and nature of the patient population, the proximity of patients to clinical sites, eligibility criteria for the clinical study, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical study programs, including PCSK9 inhibitors, for similar indications;

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

Positive results from completed Phase 1 and Phase 2 clinical studies of bempedoic acid are not necessarily predictive of the results of our ongoing global pivotal Phase 3 program and CVOT of bempedoic acid, nor do they guarantee approval of bempedoic acid by the FDA, EMA or any other regulatory agency. If we cannot replicate the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid in our ongoing clinical studies and CVOT, we may be unable to successfully develop, obtain regulatory approval for and commercialize bempedoic acid.

        There is a high failure rate for drugs proceeding through clinical studies. Even if we are able to complete our ongoing global pivotal Phase 3 LDL-C studies, CVOT and any potential additional Phase 3 clinical studies of bempedoic acid according to our current development timeline, the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid, including those of our Phase 2 PK/PD (1002-035) study completed in October 2016, may not be replicated in our ongoing global pivotal Phase 3 and CVOT or planned Phase 3 clinical study results, nor do they guarantee approval of bempedoic acid by the FDA, EMA or any other regulatory authorities in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

        Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA and/or EMA approval. If we fail to obtain positive results in our ongoing global pivotal Phase 3, CVOT and planned Phase 3 clinical studies of bempedoic acid, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

        We reported top-line results from our Phase 2 (1002-008) clinical study in October 2014, our Phase 2 (1002-009) clinical study in March 2015, our Phase 2 (1002-014) exploratory clinical safety study in July 2015, and our Phase 2 PK/PD (1002-035) clinical study and Phase 1 PK (1002-037) study in October 2016. We held our End-of-Phase 2 meeting with the FDA in August 2015. In January 2016, we commenced our global pivotal Phase 3 long-term safety study (Study 1). We engaged in active dialogue in 2016 with the FDA and EMA to discuss our global pivotal Phase 3 clinical program for bempedoic acid in the "statin intolerant" patient population and, based on that dialogue, announced our clinical development and regulatory plans for bempedoic acid in June 2016. We initiated our global pivotal Phase 3 LDL-C lowering efficacy studies and our CLEAR Outcomes CVOT in December 2016.

        In the event that FDA determines LDL-C lowering is no longer a surrogate endpoint for initial approval of bempedoic acid in the future, we would plan to submit our NDA for CV risk reduction indication on the basis of a completed and successful CVOT, which would include the results of the Phase 3 LDL-C lowering efficacy studies, by 2022. We expect that these clinical studies, plus any additional clinical studies that we undertake for the clinical development of BA + EZ, will consume substantial additional financial resources. We expect that our existing cash and cash equivalents only will be sufficient to fund our operations into early 2019. We will need to raise additional capital to continue to fund the further development and commercialization of bempedoic acid and our operations. Our future capital requirements may be substantial and will depend on many factors including:

  •
  the scope, size, rate of progress, results and costs of completing our CLEAR Outcomes CVOT of bempedoic acid;

  •
  the scope, size, rate of progress, results and costs of completing our global pivotal Phase 3 LDL-C lowering program of bempedoic acid, which currently includes multiple global pivotal Phase 3 clinical efficacy and safety studies;

  •
  the scope, size, rate of progress, results and costs of clinical development of BA + EZ for the same indications as bempedoic acid monotherapy;

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

        Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid, which commenced Phase 3 clinical development in January 2016. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock, convertible promissory notes and warrants and the incurrence of indebtedness, and we have incurred losses in each year since our inception. Our net losses were $75.0 million, $49.8 million and $36.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $229.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional clinical studies of bempedoic acid, particularly our Phase 3 program and CLEAR Outcomes CVOT, as well as any clinical studies that we undertake to develop BA + EZ, and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for bempedoic acid, we will also incur significant sales, marketing and outsourced manufacturing expenses. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company, particularly now that we are no longer an "emerging growth company." As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

        Even though we completed enrollment of Study 1 ahead of schedule, we may not be able to identify and enroll the requisite number of patients in the remaining studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT or any study that we undertake to support the development of BA+EZ. Even when we are successful in enrolling patients, we may not ultimately be able to demonstrate sufficient clinical benefits from bempedoic acid and our failure to do so may delay or hinder our ability to obtain FDA or EMA approval for bempedoic acid. While we currently plan to submit an NDA for bempedoic acid for an LDL-C lowering indication in patients with hypercholesterolemia after initiating our CLEAR Outcomes CVOT, the FDA has indicated its position regarding an LDL-C lowering indication could be impacted by potential future changes in their view of LDL-C lowering as a surrogate endpoint or the possibility of a shift in the future standard-of-care for "statin intolerant" patients with elevated LDL-C levels. Conducting our CLEAR Outcomes CVOT will be costly and time-consuming, and any requirement to complete the CVOT prior to approval of bempedoic acid would adversely affect our development timeline and financial condition.

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

Even if we receive marketing approval for bempedoic acid in the U.S., we may never receive regulatory approval to market bempedoic acid outside of the U.S., and vice versa.

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

        The commercial success of bempedoic acid, if approved by the FDA or other regulatory authorities, will depend upon the awareness and acceptance of bempedoic acid among the medical community, including physicians, patients and healthcare payors. Market acceptance of bempedoic acid, if approved, will depend on a number of factors, including, among others:

  •
  bempedoic acid's demonstrated ability to treat "statin intolerant" patients for LDL-C lowering or CV risk reduction as an add-on for patients already on statin therapy, as compared with other available therapies;

  •
  the relative convenience and ease of administration of bempedoic acid, including as compared with other treatments for patients for LDL-C lowering or CV risk reduction;

  •
  the prevalence and severity of any adverse side effects such as muscle pain or weakness;

  •
  limitations or warnings contained in the labeling approved for bempedoic acid by the FDA;

  •
  availability of alternative treatments, including a number of competitive therapies already approved for LDL-C lowering or CV risk reduction, including PCSK9 inhibitors, or expected to be commercially launched in the near future;

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

The development and, if approved, commercialization of BA + EZ depends on the availability to and use of ezetimibe by the target patient of this combination therapy.

        BA + EZ is dependent on the continued availability and use of ezetimibe in the marketplace, and there can be no assurance that the current availability and use of ezetimibe will continue. For example, changes in standard of care or use patterns of ezetimibe could make our BA + EZ combination therapy obsolete. In addition, ezetimibe could encounter unexpected results in the future and be associated with adverse outcomes during long-term use. Finally, the producers of ezetimibe are under no obligation to continue producing, commercializing or making ezetimibe available to patients, or to continue producing ezetimibe in any particular quantity, which could prevent our ability to obtain ezetimibe for use in our planned clinical trials or impact the number of patients taking ezetimibe who are available to enroll in our clinical trials. For example, such producers may encounter manufacturing or other production issues and fail to produce enough ezetimibe for us to successfully complete our studies and clinical trials, and this could cause our BA + EZ development program or commercialization efforts, if BA + EZ is approved, to fail or be significantly delayed.

Guidelines and recommendations published by various organizations may adversely affect the FDA's review of bempedoic acid for LDL-C lowering in "statin intolerant" patients or the use or commercial viability of bempedoic acid, if approved for any indication or patient population.

        Government agencies issue regulations and guidelines directly applicable to us and to bempedoic acid, including guidelines generally relating to therapeutically significant LDL-C levels. In addition, professional societies, practice management groups, private health or science foundations and other organizations involved in the research, treatment and prevention of various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations such as the AHA have made recommendations about therapies in the cardiovascular therapeutics market. We expect that the FDA's view of the standard of care for patients with elevated LDL-C at the time we submit an NDA for our LDL-C-lowering program in patients with elevated LDL-C will impact the evaluation of such NDA, including how this standard of care evolves in light of guidelines and recommendations in respect of the use of PCSK9 inhibitors. In addition, following any approval, we expect that changes to these existing recommendations or other guidelines advocating alternative therapies could result in decreased use of bempedoic acid, which would adversely affect our results of operations.

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

Our future product development programs for candidates other than bempedoic acid may require substantial financial resources and may ultimately be unsuccessful.

        In addition to the development of bempedoic acid, we may in the future pursue the development of other early-stage development programs. Our potential product candidate has not commenced any clinical studies, and there are a number of FDA requirements that we must satisfy before we can commence such clinical studies. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on any early-stage development programs that we may pursue may adversely affect our ability to continue development and commercialization of bempedoic acid, and we may never commence clinical studies of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical studies of our other potential product candidates, such product candidates may never be approved by the FDA.

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

        The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as bempedoic acid if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product's approved labeling. If we receive marketing approval for bempedoic acid as a therapy for lowering LDL-C levels in "statin intolerant" patients with elevated LDL-C, the first indication we intend to pursue, physicians may nevertheless prescribe bempedoic acid to their patients in a manner that is inconsistent with the approved label, potentially including as a therapy in addition to statins. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of bempedoic acid, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of bempedoic acid, if approved, will be materially adversely affected.

        The LDL-C lowering therapies market is highly competitive and dynamic and dominated by the sale of statin treatments, including the cheaper generic versions of statins. We estimate that the total statin monotherapy and fixed combination market, including generic drugs, accounted for 69% of U.S. sales in the LDL-C lowering market in 2012. Our success will depend, in part, on our ability to obtain a share of the market, initially, for patients who are "statin intolerant". Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop LDL-C lowering therapies for "statin intolerant" patients that compete with bempedoic acid, if approved, that do not infringe the claims of our patents, pending patent applications or other proprietary rights, which could materially adversely affect our business and results of operations. The FDA has also indicated to us that approval of other therapies that may be taken by "statin intolerant" patients could have an impact on their review of an NDA we submit for bempedoic acid for our LDL-C lowering program in these patients.

        LDL-C lowering therapies currently on the market that would compete with bempedoic acid include the following:

  •
  Branded statins and their cheaper generic versions;

  •
  Cholesterol absorption inhibitors, such as Zetia® (ezetimibe), a monotherapy marketed by Merck & Co., and the cheaper generic version;

  •
  PCSK9 inhibitors such as Praluent® (alirocumab) and Repatha® (evolocumab), marketed by Sanofi/Regeneron and Amgen Inc. respectively;

  •
  Bile acid sequestrants such as Welchol® (colesevelam), marketed by Daiichi Sankyo Inc.;

  •
  MTP inhibitors, such as JUXTAPID® (lomitapide), marketed by Novelion Therapeutics, Inc.;

  •
  Apo B Anti-Sense therapy, such as KYNAMRO® (mipomersen), marketed by Kastle Therapeutics LLC;

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

        Several other pharmaceutical companies have other LDL-C lowering therapies in development that may be approved for marketing in the U.S. or outside of the U.S. Based on publicly available information, we believe the current therapies in development that would compete with bempedoic acid include:

  •
  PCSK9 inhibitors in development from Lilly, Roche, Kowa and The Medicines Company/Alnylam; and

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

        As of December 31, 2016, our patent estate, including patents we own or license from third parties, on a worldwide basis, included approximately 25 issued United States patents and four pending United States patent applications and 23 issued patents and 15 pending patent applications in other foreign jurisdictions. Of our worldwide patents and pending applications, only a subset relates to our small molecule program which includes our lead product candidate, bempedoic acid. Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent Nos. 9,000,041 and 8,497,301 claim methods of treatment using bempedoic acid. We also have a pending U.S. patent application directed to bempedoic acid. There are currently three issued patents and four pending application in countries outside the United States that relate to bempedoic acid.

        A subset of this portfolio relates to our planned fixed dose combination of bempedoic acid and ezetimibe and bempedoic acid and one or more statins. We have one pending application outside the United States claiming methods of treatment using a fixed dose combination of bempedoic acid and ezetimibe. We have one pending application outside the United States claiming methods of treatment using a fixed dose combination of bempedoic acid and one or more statins.

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

        We relied on CROs in our prior clinical studies, and will continue to rely on CROs to conduct our ongoing Phase 3 clinical studies and CVOT for bempedoic acid, as well as any clinical studies we may undertake to develop BA + EZ. As a result, we will have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through the clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

        We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of bempedoic acid, or any future product candidates, for use in the conduct of our preclinical studies and clinical studies, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. In addition, we have no control over the production of ezetimibe for our BA + EZ product candidate. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug for bempedoic acid, or any future product candidates, must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

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

  •
  successfully complete our CLEAR Outcomes CVOT;

  •
  successfully complete our global pivotal Phase 3 LDL-C lowering program;

  •
  initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for bempedoic acid as a treatment for "statin intolerant" patients for LDL-C lowering or CV risk reduction;

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

        At December 31, 2016, we had United States federal net operating loss carryforwards of approximately $196.4 million and state net operating loss carryforwards of approximately $18.1 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations.

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

        At December 31, 2016, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 32.2% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

        At December 31, 2016, certain holders of shares of our common stock held approximately 7.3 million shares of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

        Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, as described further in Part I, Item 3—Legal Proceedings, a purported securities class action lawsuit was filed in January 2016 naming us and certain of our officers as defendants. In December 2016, the court granted our motion to dismiss with prejudice and entered judgement in our favor. In January 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgement. Additionally, in December 2016, a purported derivative action was filed in Delaware against certain of our directors and officers. Any lawsuit to which we or our directors or officers are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management. This proceeding and any others in which we may become involved could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

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

Item 3.    Legal Proceedings

        On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit. On July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment.

        On December 15, 2016, a purported stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. The Company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the Company when they made or approved improper statements on August 17, 2015 regarding our lead product candidate's path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at the Company. The lawsuit seeks, among other things, any damages sustained by the Company as a result of the defendants' alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys' fees and costs. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

        In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

        On December 31, 2016, the closing price for our common stock as reported on the NASDAQ Global Market was $12.52. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the period indicated:

Year Ended December 31, 2016	High	Low
First Quarter	$22.43	$12.61
Second Quarter	$20.19	$9.58
Third Quarter	$14.85	$9.75
Fourth Quarter	$14.33	$9.40

Year Ended December 31, 2015	High	Low
First Quarter	$118.95	$41.00
Second Quarter	$120.96	$72.05
Third Quarter	$100.98	$18.07
Fourth Quarter	$30.41	$21.14

Stockholders

        As of February 1, 2017, there were 12 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

        The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2016, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on January 1, 2016, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

 Comparison of 1 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index

*
$100 invested on January 1, 2016, in stock or index. Fiscal Year ending December 31.

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

	Three Months Ended December 31,					Years Ended December 31,
	2016	2015	2014	2013	2012	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$24,881	$7,956	$6,200	$7,338	$1,654	$57,868	$29,802	$25,302	$16,014	$7,998
General and administrative	4,404	5,278	3,180	2,398	506	18,282	20,238	10,922	6,745	2,206

Total operating expenses	29,285	13,234	9,380	9,736	2,160	76,150	50,040	36,224	22,759	10,204

Loss from operations	(29,285)	(13,234)	(9,380)	(9,736)	(2,160)	(76,150)	(50,040)	(36,224)	(22,759)	(10,204)
Total other income (expense)	329	112	(77)	46	(615)	1,172	256	(151)	(3,329)	(1,538)

Net loss	$(28,956)	$(13,122)	$(9,457)	$(9,690)	$(2,775)	$(74,978)	$(49,784)	$(36,375)	$(26,088)	$(11,742)

Net loss per common share (basic and diluted)	$(1.29)	$(0.58)	$(0.49)	$(0.63)	$(8.12)	$(3.33)	$(2.26)	$(2.22)	$(3.31)	$(36.31)

Weighted average shares outstanding (basic and diluted)	22,554,418	22,515,136	19,276,639	15,340,713	341,935	22,544,475	22,019,818	16,374,102	7,885,921	323,382

        The table below presents a summary of our balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012:

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$38,165	$77,336	$85,038	$56,537	$6,512
Working capital (deficit)	197,988	208,769	101,208	56,417	(10,035)
Investments	204,324	215,240	56,544	21,062	—
Total assets	245,213	295,572	143,276	78,294	7,312
Total long-term debt	1,022	2,688	4,231	—	7,529
Common stock	23	23	20	15	—
Accumulated deficit	(229,200)	(154,222)	(104,438)	(68,063)	(41,975)
Total stockholders' equity (deficit)	228,602	287,259	133,554	74,091	(41,365)

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

Overview

Corporate Overview

        We are the lipid management company, a late-stage pharmaceutical company focused on developing and commercializing convenient, complementary, cost-effective, once-daily, oral therapies for the treatment of patients with elevated LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. With a targeted mechanism of action, bempedoic acid, our lead product candidate, is a first-in-class, orally available, once-daily ACL inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, but with reduced potential for muscle-related side effects. In addition to bempedoic acid as monotherapy, we are also developing bempedoic acid in a fixed dose combination with ezetimibe, an approved, non—statin, oral, LDL-C lowering therapy.

        The clinical development program for bempedoic acid consists of two major components: 1) the global pivotal Phase 3 LDL-C lowering program in high CVD risk patients with hypercholesterolemia on optimized background lipid-modifying therapy, including maximally tolerated statins, and patients who are only able to tolerate less than the lowest approved daily starting dose of their statin and are considered "statin intolerant," and 2) the global CVOT—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, in patients with hypercholesterolemia and high CVD risk and who are considered "statin intolerant". We initiated our global Phase 3 clinical development program in January 2016, with the 52-week global pivotal Phase 3 long-term safety study and tolerability (Study 1), and initiated the three remaining global pivotal LDL-C lowering efficacy studies in December 2016. We expect to report top-line results from our global Phase 3 program in its entirety by mid-2018, and intend to use positive results from our Phase 3 program to support our submissions for an LDL-C lowering indication in the U.S. and Europe by the first half of 2019. We also initiated the CLEAR Outcomes CVOT in December 2016, and intend to use positive results from this CVOT to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

        We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid, for which we recently initiated a global long-term safety study in January 2016. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness, and we have incurred losses in each year since our inception. We own the exclusive worldwide rights to bempedoic acid.

        We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $75.0 million, $49.8 million, and $36.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

  •
  completing the clinical development of bempedoic acid;

  •
  undertaking the clinical development activities for the fixed dose combination of bempedoic acid and ezetimibe, or BA+EZ;

  •
  completing the global pivotal Phase 3 LDL-C lowering program and the CLEAR Outcomes CVOT for bempedoic acid;

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

Product Overview

        With a targeted mechanism of action, bempedoic acid is a first-in-class, orally available, once-daily ACL inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, but with reduced potential for muscle-related side effects. Bempedoic acid is being developed for patients with hypercholesterolemia. We acquired the rights to bempedoic acid from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid and we are not obligated to make any royalty or milestone payments to Pfizer.

        During the year ended December 31, 2016, we incurred $36.2 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program in high CVD risk patients with hypercholesterolemia on optimized background lipid-modifying therapy, including maximally tolerated statins, and patients who are only able to tolerate less than the lowest approved daily starting dose of their statin and are considered "statin intolerant," our CLEAR Outcomes CVOT in patients with hypercholesterolemia and high CVD risk and who are considered "statin intolerant," our Phase 2 PK/PD (1002-035) study in patients treated with high-dose statin therapy, our Phase 1 PK (1002-037) study and other clinical pharmacology studies.

        During the year ended December 31, 2015, we incurred $12.0 million in expenses related to our Phase 2 clinical study in patients with elevated LDL-C already receiving statin therapy (1002-009), our Phase 2 exploratory clinical safety study in patients with both elevated LDL-C and hypertension (1002-014), our Phase 3 global long-term safety study in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins (1002-040) and other clinical pharmacology studies.

        During the year ended December 31, 2014, we incurred $14.5 million in expenses related to our Phase 2 clinical study in patients with elevated LDL-C with or without "statin intolerance" (1002-008), our Phase 2 clinical study in patients with elevated LDL-C already receiving statin therapy (1002-009), our Phase 2 exploratory clinical safety study in patients with both elevated LDL-C and hypertension (1002-014) and other clinical pharmacology studies.

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

        Our research and development expenses are expected to increase in the foreseeable future. Costs associated with bempedoic acid will increase as we further its clinical development, including in connection with the commencement of our global pivotal Phase 3 LDL-C lowering program and our CLEAR Outcomes CVOT. We also expect to incur increased research and development costs as we pursue the clinical development of BA + EZ. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of bempedoic acid, if ever. We may never succeed in obtaining regulatory approval for bempedoic acid. The duration, costs and timing associated with the development and commercialization of bempedoic acid will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid.

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

        We anticipate that our general and administrative expenses will increase in the future in connection with the continued research and development and commercialization of bempedoic acid, increases in our headcount, expansion of our information technology infrastructure, and increased expenses associated with being a public company and complying with exchange listing and Securities and Exchange Commission, or SEC, requirements, including the additional complexities and related costs of our transition away from being an "emerging growth company" under the rules of the SEC. These increases will likely include higher legal, compliance, accounting and investor and public relations expenses.

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

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15 which requires management of public companies to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on our financial position, results of operations or related financial statement disclosures.

        In February 2016, the FASB issued ASU 2016-02 which is intended to improve financial reporting about leasing transactions. The updated guidance will require a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital or operating lease. Unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the updated guidance will require both types of leases to be recognized on the balance sheet. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

        In March 2016, the FASB issued ASU 2016-09 which includes provisions intended to simplify the various aspects related to how share-based payments are accounted for and presented in the financial statements. The updated guidance will include income tax consequences on the income statement and the classification of the tax impact on the statement of cash flows. Additionally, under the updated guidance companies will have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

Results of Operations

  Comparison of the Years Ended December 31, 2016 and 2015

        The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Operating Expenses:
Research and development	$57,868	$29,802	$28,066
General and administrative	18,282	20,238	(1,956)

Loss from operations	(76,150)	(50,040)	(26,110)
Other income (expense):
Interest expense	(376)	(520)	144
Other income, net	1,548	776	772

Net loss	$(74,978)	$(49,784)	$(25,194)

  Research and development expenses

        Research and development expenses for the year ended December 31, 2016, were $57.9 million compared to $29.8 million for the year ended December 31, 2015, an increase of $28.1 million. The increase in research and development expenses was primarily related to the further clinical development of bempedoic acid, including costs to support the initiation of the three global pivotal Phase 3 studies and the CVOT, and further increases in our headcount and stock-based compensation expense.

  General and administrative expenses

        General and administrative expenses for the year ended December 31, 2016, were $18.3 million compared to $20.2 million for the year ended December 31, 2015, a decrease of approximately $1.9 million. The decrease in general and administrative expenses was primarily related to a reduction in pre-commercialization activities, partially offset by increases in costs to support public company operations, increases in our headcount, and other costs to support our growth.

  Interest expense

        Interest expense for the year ended December 31, 2016, was $0.4 million compared to $0.5 million for the year ended December 31, 2015. Interest expense was related to our credit facility with Oxford Finance LLC.

  Other income, net

        Other income, net for the year ended December 31, 2016, was $1.5 million compared to $0.8 million for the year ended December 31, 2015. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

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

  Research and development expenses

        Research and development expenses for the year ended December 31, 2015, were $29.8 million compared to $25.3 million for the year ended December 31, 2014, an increase of $4.5 million. Research and development expenses were primarily related to the further clinical development of bempedoic acid, including completing our Phase 2 clinical study in patients with elevated LDL-C already receiving statin therapy (1002-009), our Phase 2 exploratory clinical safety study in patients with elevated LDL-C and hypertension (1002-014) and our Phase 3 global long-term safety study in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins (1002-040).

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

Liquidity and Capital Resources

        We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness. In June 2014, we entered into a loan and security agreement (the credit facility) with Oxford Finance LLC whereby we received net proceeds of $4.9 million from the issuance of secured promissory notes under a term loan as part of the facility. In October 2014, we sold 4,887,500 shares of common stock at a price of $20.00 per share, less underwriting discounts and commissions, for net proceeds of $91.6 million. In March 2015, we sold 2,012,500 shares of common stock at a price of $100.00 per share, less underwriting discounts and commissions, for net proceeds of $190.0 million. To date, we have not generated any revenue and we anticipate that we will continue to incur losses for the foreseeable future.

        As of December 31, 2016, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $38.2 million and $204.3 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

        The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2016	2015
	(in thousands)
Cash used in operating activities	$(47,730)	$(38,156)
Cash provided by (used) in investing activities	10,118	(160,068)
Cash (used in) provided by financing activities	(1,559)	190,522

Net decrease in cash and cash equivalents	$(39,171)	$(7,702)

  Operating Activities

        We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of bempedoic acid and our operations.

        Net cash used in operating activities totaled $47.7 million and $38.2 million for the years ended December 31, 2016 and 2015, respectively. The primary use of our cash was to fund the development of bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

  Investing Activities

        Net cash provided by investing activities of $10.1 million for the year ended December 31, 2016, consisted primarily of proceeds from maturities of highly liquid, interest bearing investment-grade and government securities. Net cash used in investing activities of $160.1 million for the year ended December 31, 2015, consisted primarily of purchases of highly liquid, interest bearing investment-grade and government securities.

  Financing Activities

        Net cash used in financing activities of $1.6 million for the year ended December 31, 2016, related primarily to payments on our credit facility. Net cash provided by financing activities of $190.5 million for the year ended December 31, 2015, related primarily to the proceeds of our underwritten public offering of common stock.

  Plan of Operations and Funding Requirements

        We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we progress through the clinical development program for bempedoic acid. We estimate that current cash resources are sufficient to fund operations into early 2019 and through the announcement of top-line results from all global pivotal Phase 3 safety and efficacy studies. We will likely need to raise additional capital to continue to fund the further development and commercialization efforts for bempedoic acid and our operations, including to fund our initial submissions for an LDL-C lowering indication in the U.S. and Europe and to complete the CLEAR Outcomes CVOT. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid. Our future funding requirements will depend on many factors, including, but not limited to:

  •
  our ability to successfully develop and commercialize bempedoic acid or other product candidates;

  •
  the costs, timing and outcomes of our ongoing and planned clinical studies of bempedoic acid;

  •
  the time and cost necessary to obtain regulatory approvals for bempedoic acid, if at all;

  •
  our ability to establish a sales, marketing and distribution infrastructure to commercialize bempedoic acid or our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;

  •
  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

  •
  the implementation of operational and financial information technology.

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements or royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid that we would otherwise prefer to develop and market ourselves.

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

        In June 2014, we entered into a Credit Facility which provided for initial borrowings of $5.0 million and additional borrowings of $15.0 million until March 2015. We received proceeds of $4.9 million, net of issuance costs, from the issuance of secured promissory notes under a term loan as part of the Credit Facility and we have not drawn upon any additional borrowings. Under the Credit Facility we are obligated to make monthly, interest-only payments on any term loans funded until July 1, 2015, and, thereafter, to pay 36 consecutive, equal monthly installments of principal and interest from August 1, 2015, through July 1, 2018. The term loan outstanding under the Credit Facility bears interest at an annual rate of 6.40%. In addition, a final payment equal to 8.0% of any amounts drawn under the Credit Facility is due upon the earlier of the maturity date or prepayment of the term loans.

        The following table summarizes our future minimum contractual obligations as of December 31, 2016:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years		More than 5 Years
	(in thousands)
Operating leases	$520	$191	$329		$—	$—
Debt commitments(1)	3,307	1,836	1,471		—	—

Total	$3,827	$2,027	$1,800	$		$—

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We had cash and cash equivalents and available-for-sale investments of approximately $38.2 million and $204.3 million, respectively, at December 31, 2016. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

        We contract with CROs and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

        Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2016.

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

        As of December 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Esperion Therapeutics, Inc.

        We have audited Esperion Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Esperion Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over

Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Esperion Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Esperion Therapeutics, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of Esperion Therapeutics, Inc. and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 22, 2017

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

Item 16.    Form 10-K Summary

        Not applicable

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPERION THERAPEUTICS, INC.
Date: February 22, 2017
By:	/s/ TIM M. MAYLEBEN Tim M. Mayleben President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ TIM M. MAYLEBEN Tim M. Mayleben	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 22, 2017
/s/ RICHARD B. BARTRAM Richard B. Bartram	Vice President, Finance (Principal Accounting Officer)	February 22, 2017
/s/ SCOTT BRAUNSTEIN, M.D. Scott Braunstein, M.D.	Director	February 22, 2017
/s/ DOV A. GOLDSTEIN, M.D. Dov A. Goldstein, M.D.	Director	February 22, 2017
/s/ ANTONIO M. GOTTO, M.D., D. PHIL Antonio M. Gotto, M.D., D. Phil	Director	February 22, 2017
/s/ DANIEL JANNEY Daniel Janney	Director	February 22, 2017

Signature	Title	Date

/s/ MARK E. MCGOVERN, M.D. Mark E. McGovern, M.D.	Director	February 22, 2017
/s/ ROGER S. NEWTON, PH.D., FAHA, FACN Roger S. Newton, Ph.D., FAHA, FACN	Director	February 22, 2017
/s/ GILBERT S. OMENN, M.D., PH.D. Gilbert S. Omenn, M.D., Ph.D.	Director	February 22, 2017
/s/ NICOLE VITULLO Nicole Vitullo	Director	February 22, 2017

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Esperion Therapeutics, Inc.

        We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Esperion Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Esperion Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 22, 2017

Esperion Therapeutics, Inc.

Balance Sheets

(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$38,165	$77,336
Short-term investments	173,418	134,925
Prepaid clinical development costs	560	888
Other prepaid and current assets	1,434	1,245

Total current assets	213,577	214,394
Property and equipment, net	674	807
Intangible assets	56	56
Long-term investments	30,906	80,315

Total assets	$245,213	$295,572

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,595	$707
Current portion of long-term debt	1,709	1,604
Accrued clinical development costs	8,138	2,191
Other accrued liabilities	1,147	1,123

Total current liabilities	15,589	5,625
Long-term debt, net of discount	1,022	2,688

Total liabilities	16,611	8,313

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2016 and December 31, 2015; 22,555,413 shares issued and outstanding at December 31, 2016; 22,518,907 shares issued and 22,516,508 outstanding at December 31, 2015	23	23
Additional paid-in capital	457,951	441,940
Accumulated other comprehensive loss	(172)	(482)
Accumulated deficit	(229,200)	(154,222)

Total stockholders' equity	228,602	287,259

Total liabilities and stockholders' equity	$245,213	$295,572

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$57,868	$29,802	$25,302
General and administrative	18,282	20,238	10,922

Total operating expenses	76,150	50,040	36,224

Loss from operations	(76,150)	(50,040)	(36,224)
Interest expense	(376)	(520)	(270)
Other income, net	1,548	776	119

Net loss	$(74,978)	$(49,784)	$(36,375)

Net loss per common share (basic and diluted)	$(3.33)	$(2.26)	$(2.22)

Weighted-average shares outstanding (basic and diluted)	22,544,475	22,019,818	16,374,102

Other comprehensive loss:
Unrealized gain (loss) on investments	$310	$(423)	$(56)

Total comprehensive loss	$(74,668)	$(50,207)	$(36,431)

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Stockholders' Equity

(in thousands, except share data)

				Deficit Accumulated During the Development Stage
	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2013	15,357,413	$15	$142,142	$(68,063)	$(3)	$74,091
Issuance of common stock from public offering, net of issuance costs ($260)	4,887,500	5	91,620	—	—	91,625
Issuance of warrants in connection with issuance of notes	—	—	78	—	—	78
Early exercise of stock options and vesting of restricted stock	—	—	39	—	—	39
Exercise of stock options	107,963	—	473	—	—	473
Stock-based compensation	—	—	3,679	—	—	3,679
Other comprehensive loss	—	—	—	—	(56)	(56)
Net loss	—	—	—	(36,375)	—	(36,375)

Balance December 31, 2014	20,352,876	20	238,031	(104,438)	(59)	133,554
Issuance of common stock from public offering, net of issuance costs ($199)	2,012,500	3	189,980	—	—	189,983
Early exercise of stock options and vesting of restricted stock	—	—	26	—	—	26
Exercise of stock options	128,086	—	1,177	—	—	1,177
Exercise of warrants	25,445	—	—	—	—	—
Stock-based compensation	—	—	12,726	—	—	12,726
Other comprehensive loss	—	—	—	—	(423)	(423)
Net loss	—	—	—	(49,784)	—	(49,784)

Balance December 31, 2015	22,518,907	23	441,940	(154,222)	(482)	287,259
Early exercise of stock options and vesting of restricted stock	—	—	9	—	—	9
Exercise of stock options	27,757	—	45	—	—	45
Vesting of restricted stock units	8,749	—	—	—	—	—
Stock-based compensation	—	—	15,957	—	—	15,957
Other comprehensive gain	—	—	—	—	310	310
Net loss	—	—	—	(74,978)	—	(74,978)

Balance December 31, 2016	22,555,413	$23	$457,951	$(229,200)	$(172)	$228,602

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(74,978)	$(49,784)	$(36,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	252	236	160
Amortization of debt discount	21	29	15
Amortization of debt issuance costs	23	32	16
Amortization of premiums and discounts on investments	1,014	647	202
Stock-based compensation expense	15,957	12,726	3,679
Loss related to assets held for sale	—	—	29
Loss on sale of assets	—	47	2
Changes in assets and liabilities:
Prepaids and other assets	139	(1,275)	(264)
Accounts payable	3,888	(1,333)	(299)
Other accrued liabilities	5,954	519	814

Net cash used in operating activities	(47,730)	(38,156)	(32,021)
Investing activities
Purchases of investments	(197,230)	(280,559)	(48,088)
Proceeds from sales/maturities of investments	207,442	120,792	12,351
Proceeds from sale of assets	—	24	12
Purchase of property and equipment	(94)	(325)	(873)

Net cash provided by (used in) investing activities	10,118	(160,068)	(36,598)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	189,983	91,731
Proceeds from exercise of common stock options	45	1,177	473
Proceeds from warrant issuance	—	—	78
Proceeds from debt issuance, net of issuance costs	—	—	4,838
Payments on long-term debt	(1,604)	(638)	—

Net cash (used in) provided by financing activities	(1,559)	190,522	97,120

Net (decrease) increase in cash and cash equivalents	(39,171)	(7,702)	28,501
Cash and cash equivalents at beginning of period	77,336	85,038	56,537

Cash and cash equivalents at end of period	$38,165	$77,336	$85,038

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Notes to the Financial Statements

1. The Company and Basis of Presentation

        The Company is the lipid management company, a late-stage pharmaceutical company focused on developing and commercializing convenient, complementary, cost-effective, once-daily oral therapies for the treatment of patients with elevated LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease ("CVD"); the leading cause of death around the world. With a targeted mechanism of action, bempedoic acid, the Company's lead product candidate, is a first-in-class, orally available, once-daily ATP-citrate lyase ("ACL") inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, but with reduced potential for muscle-related side effects. In addition to bempedoic acid as monotherapy, the Company is also developing bempedoic acid in a fixed dose combination with ezetimibe, an approved, non—statin, oral, LDL-C lowering therapy.

        The clinical development program for bempedoic acid consists of two major components: 1) the global pivotal Phase 3 LDL-C lowering program in high CVD risk patients with hypercholesterolemia on optimized background lipid-modifying therapy, including maximally tolerated statins, and patients who are only able to tolerate less than the lowest approved daily starting dose of their statin and are considered "statin intolerant," and 2) the global CVOT—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, in patients with hypercholesterolemia and high CVD risk and who are considered "statin intolerant". The Company initiated the global Phase 3 clinical development program in January 2016, with the 52-week global pivotal Phase 3 long-term safety study (Study 1), and initiated the three remaining global pivotal LDL-C lowering efficacy studies in December 2016. The Company expects to report top-line results from the global Phase 3 program in its entirety by mid-2018, and intends to use the Phase 3 program to support the submission for an LDL-C lowering indication in the U.S. and Europe by the first half of 2019. The Company also initiated the CLEAR Outcomes CVOT in December 2016, and intends to use positive results from this CVOT to support the submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2016.

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

Warrants

        The Company accounts for its warrants issued in connection with its various financing transactions based upon the characteristics and provisions of the instrument. Warrants classified as liabilities are recorded on the Company's balance sheet at their fair value on the date of issuance and are marked-to-market on each subsequent reporting period, with the fair value changes recognized in the statement of operations. Warrants classified as additional-paid-in-capital are recorded on the Company's balance sheet at their fair value on the date of issuance. The warrants are measured using the Black-Scholes option-pricing model subsequent to the pricing of the Company's IPO and a Monte Carlo valuation model for previous periods which are based, in part, upon inputs where there is little or no market data, requiring the Company to develop its own independent assumptions (see Note 4).

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

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15 which requires management of public companies to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on the financial position, results of operations or related financial statement disclosures.

        In February 2016, the FASB issued ASU 2016-02 which is intended to improve financial reporting about leasing transactions. The updated guidance will require a lessee to recognize assets and liabilities

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital or operating lease. Unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the updated guidance will require both types of leases to be recognized on the balance sheet. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

        In March 2016, the FASB issued ASU 2016-09 which includes provisions intended to simplify the various aspects related to how share-based payments are accounted for and presented in the financial statements. The updated guidance will include income tax consequences on the income statement and the classification of the tax impact on the statement of cash flows. Additionally, under the updated guidance companies will have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

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

        There are no financial covenants associated to the Credit Facility. However, so long as the Credit Facility is outstanding, there are negative covenants that limit or restrict the Company's activities, which include limitations on incurring indebtedness, granting liens, mergers or acquisitions, dispositions of

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

3. Debt (Continued)

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

        In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the condensed balance sheet at the inception of the Term A Loan, and are amortized to interest expense using the effective interest method over the same term. As of December 31, 2016, the remaining unamortized discount and debt issuance costs associated with the debt were less than $0.1 million and less than $0.1 million, respectively.

        Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2017	$1,709
2018	1,049

Total	$2,758

        During the years ended December 31, 2016 and 2015, the Company recognized $0.4 million and $0.5 million of interest expense and made cash interest payments of $0.2 million and $0.3 million related to the Credit Facility, respectively.

4. Warrants

        In connection with the Credit Facility entered into in June 2014, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19. The warrant will terminate on the earlier of June 30, 2019, and the closing of a merger or consolidation transaction in which the Company is not the surviving entity. The warrant was recorded at fair value of $0.1 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the debt proceeds. The Company estimated the fair value of the warrant using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility of its stock based on public company peer group historical volatility that is in line with the expected remaining life of the warrant. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

4. Warrants (Continued)

expected remaining life of the warrant. The expected remaining life of the warrant is assumed to be equivalent to its remaining contractual term.

        Upon the closing of the Company's IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. During the year ended December 31, 2015, 29,330 warrants were net exercised for 25,445 shares of the Company's common stock. The remaining 248,360 warrants outstanding as of December 31, 2016, expire in February 2018.

        As of December 31, 2016, the Company had warrants outstanding that were exercisable for a total of 256,590 shares of common stock at a weighted-average exercise price of $7.25 per share.

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

        In May 2014, the Company entered into the third amendment to the operating lease agreement for its laboratory facility in Plymouth, Michigan. The amendment provides in part that (i) the expiration date of the term of the lease is extended from April 2014 to April 2017, (ii) the rentable laboratory space is adjusted to 3,045 square feet, (iii) the Company's proportionate share of the landlord's expenses and taxes is adjusted to 7.40%, (iv) the Company may exercise its option to renew the lease for one term of three years through written notice to the landlord by February 2017, and (v) the annual base rent under the lease is decreased to $37,000, subject to increases and adjustments provided in the lease. In December 2015, the Company entered into a termination agreement for its laboratory facility. Pursuant to the termination, the Plymouth lease was terminated, effective retroactively on October 30, 2015 (the "Termination Date"), rather than April 30, 2017, as contemplated by the Plymouth lease, with the Company having no further rent obligations to the Landlord pursuant to the Plymouth lease after the Termination Date.

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

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

        The total rent expense for the years ended December 31, 2016, 2015 and 2014, was approximately $0.2 million, $0.2 million and $0.3 million, respectively. The following table summarizes the Company's future minimum lease payments as of December 31, 2016:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease	$520	$191	$329	$—	$—

Total	$520	$191	$329	$—	$—

Legal Proceedings

        On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, the Company filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted the Company's motion to dismiss with prejudice and entered judgment in the Company's favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment.

        On December 15, 2016, a purported stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. The Company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the Company when they made or approved improper statements on August 17, 2015, regarding the Company's lead product candidate's path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at the Company. The lawsuit seeks, among other things, any damages sustained by the Company as a result of the defendants' alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys' fees and costs. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

6. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2016	2015
	(in thousands)
Lab equipment	$232	$232
Computer equipment	135	130
Software	73	73
Furniture and fixtures	568	568
Leasehold improvements	159	159
Assets in Progress	114	—

Subtotal	1,281	1,162
Less accumulated depreciation and amortization	607	355

Property and equipment, net	$674	$807

        Depreciation expense was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7. Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31,
	2016	2015
	(in thousands)
Accrued compensation	$456	$571
Accrued professional fees	158	140
Accrued franchise and property taxes	40	37
Accrued interest	350	250
Accrued other	143	125

Total other accrued liabilities	$1,147	$1,123

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

8. Investments

        The following table summarizes the Company's cash equivalents and investments:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$33,661	$—	$—	$33,661

Short-term investments:
Certificates of deposit	25,586	1	(20)	25,567
U.S treasury notes	47,547	2	(30)	47,519
U.S. government agency securities	100,356	13	(37)	100,332
Long-term investments:
Certificates of deposit	3,432	—	(15)	3,417
U.S. treasury notes	22,575	—	(72)	22,503
U.S. government agency securities	5,000	—	(14)	4,986

Total	$238,157	$16	$(188)	$237,985

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$31,761	$—	$—	$31,761

Short-term investments:
Certificates of deposit	19,774	—	(28)	19,746
U.S. treasury notes	12,620	—	(14)	12,606
U.S. government agency securities	102,683	—	(110)	102,573
Long-term investments:
Certificates of deposit	12,299	—	(42)	12,257
U.S. treasury notes	22,553	—	(105)	22,448
U.S. government agency securities	45,793	—	(183)	45,610

Total	$247,483	$—	$(482)	$247,001

        At December 31, 2016, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

        During the years ended December 31, 2016, 2015 and 2014, other income, net in the statements of operations includes interest income on available-for-sale investments of $2.6 million, $1.5 million and $0.4 million, and expense for the amortization of premiums and discounts on investments of $1.0 million, $0.6 million and $0.2 million, respectively.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

8. Investments (Continued)

        There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the year ended December 31, 2016.

9. Fair Value Measurements

        The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;
Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and
Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

        The following table presents the Company's financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2016
Assets:
Money market funds	$33,661	$33,661	$—	$—
Available-for-sale securities:
Certificates of deposit	28,984	28,984	—	—
U.S. treasury notes	70,022	70,022	—	—
U.S. government agency securities	105,318	—	105,318	—

Total assets at fair value	$237,985	$132,667	$105,318	$—

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2015
Assets:
Money market funds	$31,761	$31,761	$—	$—
Available-for-sale securities:
Certificates of deposit	32,003	32,003	—	—
U.S. treasury notes	35,054	35,054	—	—
U.S. government agency securities	148,183	—	148,183	—

Total assets at fair value	$247,001	$98,818	$148,183	$—

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

9. Fair Value Measurements (Continued)

        There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2016 or December 31, 2015.

Fair Value Measurements on a Nonrecurring Basis

        In addition to items that are measured at fair value on a recurring basis, the Company also measures assets held for sale at the lower of its carrying amount or fair value on a nonrecurring basis. The Company did not recognize impairment expense and other losses relating to assets held for sale during the years ended December 31, 2016, 2015, and 2014. There are no assets held for sale as of December 31, 2016.

10. Stock Compensation

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

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

10. Stock Compensation (Continued)

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

        Under the 2013 Plan and the 2008 Plan the vesting of options granted or restricted awards given will be determined individually with each option grant. Generally, 25 percent of the granted amount will vest upon the first anniversary of the option grant with the remainder vesting ratably on the first day of each calendar quarter for the following three years. Stock options have a 10-year life and expire if not exercised within that period, or if not exercised within 90 days of cessation of providing service to the Company.

        The following table summarizes the activity relating to the Company's options to purchase common stock for the year ended December 31, 2016:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2015	2,662,862	$32.42	8.36	$16,433
Granted	786,250	$15.31
Forfeited or expired (vested and unvested)	(165,368)	$32.86
Exercised	(27,757)	$1.61

Outstanding at December 31, 2016	3,255,987	$28.53	7.73	$5,214

        The following table summarizes information about the Company's stock option plan as of December 31, 2016:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at December 31, 2016	3,161,251	$28.46	7.70	$5,171

Exercisable at December 31, 2016	1,692,914	$25.70	6.88	$4,579

        The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014, was $0.4 million, $7.4 million, and $1.4 million, respectively.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

10. Stock Compensation (Continued)

        The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees and non-employees during the period from December 31, 2016, to December 31, 2014, using the Black-Scholes option-pricing model:

	Year ended December 31,
	2016	2015	2014
Risk-free interest rate	1.47%	1.65%	1.81%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.22	6.11	6.32
Volatility	71%	70%	75%

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

        The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2016, 2015 and 2014, were $9.78, $38.44 and $10.15, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation expense related to stock options of $15.6 million, $12.6 million and $3.7 million, respectively.

        As of December 31, 2016, there was approximately $27.3 million of unrecognized compensation cost related to unvested options, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 2.4 years.

        The following table summarizes the activity relating to the Company's RSUs for the year ended December 31, 2016:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested at December 31, 2015	25,000	$57.54
Granted	3,000	$15.97
Forfeited or expired	(3,000)	$15.97
Vested	(8,749)	$57.54

Outstanding and unvested at December 31, 2016	16,251	$57.54

        During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $0.4 million, $0.1 million and $0, respectively, of stock-based compensation expense recognized related to RSUs. As of December 31, 2016, there was approximately $0.8 million of

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

10. Stock Compensation (Continued)

unrecognized stock-based compensation expense related to unvested RSUs, adjusted for forfeitures, which will be recognized over a weighted-average period of approximately 2.5 years.

11. Employee Benefit Plan

        During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the "401(k) Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2016, 2015 and 2014, were $0.2 million, $0.1 million, and $0, respectively.

12. Income Taxes

        There was no provision for income taxes for the years ended December 31, 2016, 2015 and 2014, because the Company has incurred operating losses since inception. At December 31, 2016, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

        As of December 31, 2016, 2015 and 2014, the Company had deferred tax assets, before valuation allowance, of approximately $75.3 million, $50.6 million and $34.2 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

        As of December 31, 2016, 2015 and 2014, the Company had federal net operating loss ("NOL") carryforwards of approximately $196.4 million, $137.4 million and $95.1 million, respectively. The federal NOL carryforwards will expire at various dates beginning in 2028, if not utilized. As of December 31, 2016, 2015 and 2014, the Company had state NOL carryforwards of approximately $18.1 million, $15.4 million and $16.6 million, respectively. The state NOL carryforwards will expire at various dates beginning in 2022, if not utilized. The Company has $4.5 million of NOLs related to excess tax benefits generated upon the settlement of stock awards that increased NOL. The Company cannot record the benefit of these losses in the financial statements until the losses are utilized to reduce its income taxes payable at which time it will recognize the tax benefit in equity.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2016	2015	2014
Federal income tax (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in tax rate	0.1%	0.3%	2.1%
Permanent items	0.9%	1.3%	1.0%
Other	0.2%	0.0%	0.1%
Change in valuation allowance	32.8%	32.4%	30.8%

Effective income tax rate	0.0%	0.0%	0.0%

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

12. Income Taxes (Continued)

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

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2016, the Company had no unrecognized tax benefits or related interest and penalties accrued.

        Significant components of the Company's deferred tax assets are summarized in the table below:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$65,972	$45,848
Equity compensation	9,067	4,387
Temporary differences	226	341

Total deferred tax assets	75,265	50,576
Valuation allowance	(75,265)	(50,576)

Net deferred tax assets	$—	$—

13. Net Loss Per Common Share

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

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

13. Net Loss Per Common Share (Continued)

        The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31,
	2016	2015	2014
Warrants for common stock	256,590	256,590	285,920
Common shares under option	3,255,987	2,662,862	1,729,586
Unvested restricted stock and RSUs	16,251	27,399	9,551

Total potential dilutive shares	3,528,828	2,946,851	2,025,057

14. Selected Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the last two years:

	2016
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$9,791	$9,698	$13,498	$24,881
General and administrative	5,031	4,633	4,214	4,404

Total operating expenses	14,822	14,331	17,712	29,285
Loss from operations:	(14,822)	(14,331)	(17,712)	(29,285)

Interest expense	(110)	(99)	(89)	(78)
Other income, net	347	395	399	407

Net loss	$(14,585)	$(14,035)	$(17,402)	$(28,956)

Net loss per common share (basic and diluted)	$(0.65)	$(0.62)	$(0.77)	$(1.29)
Weighted-average shares outstanding (basic and diluted)	22,532,031	22,541,455	22,550,438	22,554,418

	2015
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$7,390	$7,209	$7,247	$7,956
General and administrative	4,035	5,253	5,672	5,278

Total operating expenses	11,425	12,462	12,919	13,234
Loss from operations:	(11,425)	(12,462)	(12,919)	(13,234)

Interest expense	(134)	(135)	(130)	(121)
Other income, net	93	202	248	233

Net loss	$(11,466)	$(12,395)	$(12,801)	$(13,122)

Net loss per common share (basic and diluted)	$(0.56)	$(0.55)	$(0.57)	$(0.58)
Weighted-average shares outstanding (basic and diluted)	20,589,293	22,465,175	22,494,075	22,515,136

Exhibit List

Exhibit No.		Exhibit Index
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)
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

Exhibit No.		Exhibit Index
10.7	#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, File No. 001-35986, filed on November 3, 2016).
10.8	#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 7, 2013)
10.9	#
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
10.14	#
Advisor Agreement, dated December 8, 2016, between the Company and Roger Newton, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on December 9, 2016).
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