Form 10-Q
period 2017-03-31
Esperion Therapeutics, Inc.
filed 2017-05-04
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(734) 887-3903

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 1, 2017, there were 22,590,038 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,867	$38,165
Short-term investments	162,017	173,418
Prepaid clinical development costs	4,786	560
Other prepaid and current assets	1,343	1,434
Total current assets	188,013	213,577

Property and equipment, net	623	674
Intangible assets	56	56
Long-term investments	25,920	30,906
Total assets	$214,612	$245,213

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,636	$4,595
Current portion of long-term debt	1,737	1,709
Accrued clinical development costs	6,371	8,138
Other accrued liabilities	1,861	1,147
Total current liabilities	21,605	15,589

Long-term debt, net of discount and issuance costs	585	1,022
Total liabilities	22,190	16,611
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 22,588,538 shares issued and outstanding at March 31, 2017 and 22,555,413 shares issued and outstanding at December 31, 2016	23	23
Additional paid-in capital	462,471	457,951
Accumulated other comprehensive loss	(228)	(172)
Accumulated deficit	(269,844)	(229,200)
Total stockholders’ equity	192,422	228,602
Total liabilities and stockholders’ equity	$214,612	$245,213

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$35,860	$9,791
General and administrative	5,029	5,031
Total operating expenses	40,889	14,822
Loss from operations	(40,889)	(14,822)

Interest expense	(67)	(110)
Other income, net	415	347
Net loss	$(40,541)	$(14,585)
Net loss per common share (basic and diluted)	$(1.80)	$(0.65)
Weighted-average shares outstanding (basic and diluted)	22,563,152	22,532,031

Other comprehensive loss:
Unrealized (loss) gain on investments	$(56)	$497
Total comprehensive loss	$(40,597)	$(14,088)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(40,541)	$(14,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	69	64
Amortization of debt discount	4	6
Amortization of debt issuance costs	4	7
Amortization of premiums and discounts on investments	148	254
Stock-based compensation expense	4,150	4,556
Changes in assets and liabilities:
Prepaids and other assets	(4,135)	(451)
Accounts payable	7,038	833
Other accrued liabilities	(1,053)	(487)
Net cash used in operating activities	(34,316)	(9,803)

Investing activities
Purchases of investments	(28,191)	(70,252)
Proceeds from sales/maturities of investments	44,373	40,290
Purchase of property and equipment	(14)	—
Net cash provided by (used in) investing activities	16,168	(29,962)

Financing activities
Proceeds from exercise of common stock options	267	27
Payments on long-term debt	(417)	(391)
Net cash used in financing activities	(150)	(364)
Net decrease in cash and cash equivalents	(18,298)	(40,129)
Cash and cash equivalents at beginning of period	38,165	77,336
Cash and cash equivalents at end of period	$19,867	$37,207

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. The Company and Basis of Presentation

The Company is the lipid management company, a late-stage pharmaceutical company focused on developing and commercializing convenient, complementary, cost-effective, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol (“LDL-C”). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease (“CVD”); the leading cause of death around the world. With a targeted mechanism of action, bempedoic acid, the Company’s lead product candidate, is a first-in-class, orally available, once-daily ATP-citrate lyase (“ACL”) inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, and may potentially be associated with a lower occurrence of muscle-related side effects. In addition to bempedoic acid as monotherapy, the Company is also developing bempedoic acid in a fixed dose combination with ezetimibe, an approved, non—statin, oral, LDL-C lowering therapy.

The clinical development program for bempedoic acid consists of two major components: 1) the global pivotal Phase 3 LDL-C lowering program in high CVD risk patients with hypercholesterolemia on optimized background lipid-modifying therapy, including maximally tolerated statins, and patients who are only able to tolerate less than the lowest approved daily starting dose of their statin and are considered statin intolerant, and 2) the global cardiovascular outcomes trial (“CVOT”)  — known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, in patients with hypercholesterolemia and high CVD risk and who are considered statin intolerant. The Company initiated the global Phase 3 clinical development program in January 2016, with the 52-week global pivotal Phase 3 long-term safety study (Study 1), and initiated the three remaining global pivotal LDL-C lowering efficacy studies in December 2016. The Company expects to report top-line results from the global Phase 3 program in its entirety by mid-2018, and intends to use the Phase 3 program to support the submission for an LDL-C lowering indication in the U.S. and Europe by the first half of 2019. The Company also initiated the CLEAR Outcomes CVOT in December 2016, and intends to use positive results from this CVOT to support the submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

2. Summary of Significant Accounting Policies

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-09 which includes provisions intended to simplify the various aspects related to how share-based payments are accounted for and presented in the financial statements. The updated guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, under the updated guidance companies have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as was previously required. The Company adopted ASU 2016-09 effective January 1, 2017, and made a policy election to account for forfeitures as they occur.  The cumulative effect of adoption was an increase of $0.1 million to both additional paid-in capital and accumulated deficit as of January 1, 2017. The remaining provisions adopted in ASU 2016-09 did not have a material impact to the Company’s balance sheets, statements of operations or statements of cash flows.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the balance sheet at the inception of the Term A Loan, and are amortized to interest expense using the effective interest method over the same term. As of March 31, 2017, the remaining unamortized discount and debt issuance costs associated with the debt were less than $0.1 million and less than $0.1 million, respectively.

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2017	$1,292
2018	1,049
Total	$2,341

During the three months ended March 31, 2017 and 2016, the Company recognized less than $0.1 million and $0.1 million of interest expense and made cash interest payments of less than $0.1 million and $0.1 million related to the Credit Facility, respectively.

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

Upon the closing of the Company’s Initial Public Offering, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. The remaining 248,360 warrants outstanding as of March 31, 2017, expire in February 2018.

As of March 31, 2017, the Company had warrants outstanding that were exercisable for a total of 256,590 shares of common stock at a weighted-average exercise price of $7.25 per share.

5. Commitments and Contingencies

On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company’s lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015 and September 28, 2015, as well as attorneys’ fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, the Company filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted the Company’s motion to dismiss with prejudice and entered judgment in the Company’s favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment.  The Company filed an opposition to that motion on March 1, 2017. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

There have been no other material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$19,015	$—	$—	$19,015
Short-term investments:
Certificates of deposit	23,950	8	(12)	23,946
U.S. treasury notes	51,574	—	(64)	51,510
U.S. government agency securities	86,639	—	(78)	86,561
Long-term investments:
Certificates of deposit	981	—	(4)	977
U.S. treasury notes	19,033	—	(61)	18,972
U.S. government agency securities	5,988	—	(17)	5,971
Total	$207,180	$8	$(236)	$206,952

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$33,661	$—	$—	$33,661
Short-term investments:
Certificates of deposit	25,586	1	(20)	25,567
U.S treasury notes	47,547	2	(30)	47,519
U.S. government agency securities	100,356	13	(37)	100,332
Long-term investments:
Certificates of deposit	3,432	—	(15)	3,417
U.S. treasury notes	22,575	—	(72)	22,503
U.S. government agency securities	5,000	—	(14)	4,986
Total	$238,157	$16	$(188)	$237,985

At March 31, 2017, remaining contractual maturities of available-for-sale investments classified as current on the balance sheets were less than 12 months and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

During the three months ended March 31, 2017 and 2016, other income, net in the statements of operations includes interest income on available-for-sale investments of $0.6 million and $0.6 million, and expense for the amortization of premiums and discounts on investments of $0.1 million and $0.3 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income in the statements of operations during the three months ended March 31, 2017 and 2016.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2017
Assets:
Money market funds	$19,015	$19,015	$—	$—
Available-for-sale securities:			—	—
Certificates of deposit	24,923	24,923	—	—
U.S. treasury notes	70,482	70,482	—	—
U.S. government agency securities	92,532	—	92,532
Total assets at fair value	$206,952	$114,420	$92,532	$—
December 31, 2016
Assets:
Money market funds	$33,661	$33,661	$—	$—
Available-for-sale securities:
Certificates of deposit	28,984	28,984	—	—
U.S. treasury notes	70,022	70,022	—	—
U.S. government agency securities	105,318	—	105,318	—
Total assets at fair value	$237,985	$132,667	$105,318	$—

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2017.

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

The 2013 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights. The Company incurs stock-based compensation expense related to stock options and RSUs. The fair value of RSUs is determined by the closing market price of the Company’s common stock on the date of grant. The fair value of stock options is calculated using a Black-Scholes option pricing model. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value. In accordance with the adoption of ASU 2016-09, the Company accounts for forfeitures as they occur.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2017:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2016	3,255,987	$28.53	7.73	$5,214
Granted	1,029,900	$19.08
Forfeited or expired	(63,125)	$19.81
Exercised	(45,971)	$13.92
Outstanding at March 31, 2017	4,176,791	$26.49	8.11	$64,351

The following table summarizes information about the Company’s stock option plan as of March 31, 2017:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at March 31, 2017	4,176,791	$26.49	8.11	$64,351
Exercisable at March 31, 2017	1,820,257	$26.23	6.90	$31,493

During the three months ended March 31, 2017 and 2016, the Company recognized $4.1 million and $4.5 million, respectively, of stock-based compensation related to stock options. As of March 31, 2017, there was $37.8 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.7 years.

The following table summarizes the activity relating to the Company’s RSUs for the three months ended March 31, 2017:

	Number of RSUs	Weighted-Average Fair Value Per Share

Outstanding and unvested at December 31, 2016	16,251	$57.54
Vested	(1,562)	$57.54
Outstanding and unvested at March 31, 2017	14,689	$57.54

During the three months ended March 31, 2017 and 2016, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense recognized related to RSUs. As of March 31, 2017, there was $0.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 2.3 years.

9. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2017 and 2016, because the Company has incurred operating losses since inception. At March 31, 2017, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

10. Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, warrants for common stock, stock options and unvested RSUs are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31, 2017	December 31, 2016

Warrants for common stock	256,590	256,590
Common shares under option	4,176,791	3,255,987
Unvested RSUs	14,689	16,251
Total potential dilutive shares	4,448,070	3,528,828

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

Overview

Corporate Overview

We are the lipid management company, a late-stage pharmaceutical company focused on developing and commercializing convenient, complementary, cost-effective, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. With a targeted mechanism of action, bempedoic acid, our lead product candidate, is a first-in-class, orally available, once-daily ATP-citrate lyase, or ACL, inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, and may potentially be associated with a lower occurrence of muscle-related side effects. In addition to bempedoic acid as monotherapy, we are also developing bempedoic acid in a fixed dose combination with ezetimibe (BA+EZ), an approved, non—statin, oral, LDL-C lowering therapy.

The clinical development program for bempedoic acid consists of two major components: 1) the global pivotal Phase 3 LDL-C lowering program in high CVD risk patients with hypercholesterolemia on optimized background lipid-modifying therapy, including maximally tolerated statins, and patients who are only able to tolerate less than the lowest approved daily starting dose of their statin and are considered statin intolerant, and 2) the global cardiovascular outcomes trial, or CVOT — known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, in patients with hypercholesterolemia and high CVD risk and who are considered statin intolerant. We initiated our global Phase 3 clinical development program in January 2016, with the 52-week global pivotal Phase 3 long-term safety and tolerability study (Study 1), and initiated the three remaining global pivotal LDL-C lowering efficacy studies in December 2016. We expect to report top-line results from our global Phase 3 program in its entirety by mid-2018, and intend to use positive results from our Phase 3 program to support our submissions for an LDL-C lowering indication in the U.S. and Europe by the first half of

2019. We also initiated the CLEAR Outcomes CVOT in December 2016, and intend to use positive results from this CVOT to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

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

We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $40.5 million and $14.6 million for the three months ended March 31, 2017 and 2016, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

•                  completing the clinical development of bempedoic acid;

•                  undertaking the clinical development activities for BA+EZ;

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

Product Overview

With a targeted mechanism of action, bempedoic acid is a first-in-class, orally available, once-daily ACL inhibitor that reduces cholesterol biosynthesis and lowers elevated levels of LDL-C by up-regulating the LDL receptor, and may potentially be associated with a lower occurrence of muscle-related side effects. Bempedoic acid is being developed for patients at high CVD risk with hypercholesterolemia. We acquired the rights to bempedoic acid from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid and we are not obligated to make any royalty or milestone payments to Pfizer.

During the three months ended March 31, 2017, we incurred $27.7 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT and our Phase 2 (1002-038) clinical study of triplet oral therapy with bempedoic acid 180 mg, ezetimibe 10 mg and atorvastatin 20 mg in patients with hypercholesterolemia.

During the three months ended March 31, 2016, we incurred $3.1 million in expenses related Study 1, our Phase 2 (1002-35) PK/PD clinical study of bempedoic acid in patients treated with atorvastatin 80 mg and our Phase 1 (1002-037) clinical pharmacology study to assess the safety and tolerability of bempedoic acid, as well as the effects of bempedoic acid on the PK of single doses of four high-dose statins.

Program Developments

Recent Announcements

On March 20, 2017, we announced that the U.S. Food and Drug Administration, or FDA, recently confirmed that our LDL-C lowering program is adequate to support approval of an LDL-C lowering indication for bempedoic acid.  We plan to submit a New Drug Application, or NDA, by the first half of 2019 for an LDL-C lowering indication based on the successful completion of the global pivotal Phase 3 program. The proposed product label would include specific language for use of bempedoic acid as an adjunct to maximally tolerated statin therapy in patients with hypercholesterolemia, specifically those at high CVD risk with atherosclerotic cardiovascular disease, or ASCVD, and/or heterozygous familial hypercholesterolemia, or HeFH, who require additional LDL-C lowering.

In addition, our interactions with the FDA also addressed the ongoing CLEAR Outcomes CVOT for bempedoic acid in patients with or at high risk for CVD who are only able to tolerate less than the lowest approved daily starting dose of a statin and are considered statin intolerant. For purposes of the CVOT, we reached an agreement with the FDA that the following definition of statin intolerance is acceptable: “the inability to tolerate two or more statins, one at the lowest approved daily starting dose, due to an adverse effect,” as defined in CLEAR Outcomes. The lowest approved daily starting statin doses include an average daily dose of <5 mg rosuvastatin, <10 mg of atorvastatin, <10 mg simvastatin, <20 mg lovastatin, <40 mg pravastatin, <40 mg fluvastatin and <2 mg of pitavastatin. Additionally, patients and investigators will provide written confirmation that the patient is statin intolerant and that the patient is aware of the benefits of statins in reducing the risk of cardiovascular events and death.

Ongoing Clinical Studies

Study 1—Global pivotal Phase 3 long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy

Study 1 is a 52-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the long-term safety and tolerability of 180 mg of bempedoic acid versus placebo in patients with ASCVD and/or HeFH at high CVD risk whose LDL-C is not adequately controlled with current lipid-modifying therapies. The study enrolled 2,233 patients at approximately 100 sites in the U.S., Canada and Europe. The primary objective is to assess safety and tolerability of patients treated with bempedoic acid for 52 weeks. Secondary objectives include assessing the LDL-C lowering efficacy of bempedoic acid on top of maximally tolerated statin and other lipid-modifying therapies at 12, 24 and 52 weeks versus placebo. Effects on other risk markers, including non-high-density lipoprotein, or non-HDL-C, total cholesterol, apolipoprotein B, or apoB, and hsCRP, will also be evaluated. We initiated Study 1 in January 2016, and completed patient enrollment ahead of schedule in January 2017. We expect to report top-line results in the second quarter of 2018.

Additional safety data will be obtained from an open-label extension study which will enroll approximately 1,300 patients of the 2,233 patients enrolled in Study 1. Initiated in February 2017, this open-label extension study will evaluate the long-term safety of bempedoic acid 180 mg versus placebo in patients with hypercholesterolemia with ASCVD and/or HeFH on background lipid-modifying therapies. This open-label extension study will be conducted at approximately 100 sites included in the parent study in the U.S., Canada and Europe. The primary objective is to assess the long-term safety in patients treated with bempedoic acid for up to 1.5 years. Secondary objectives include evaluating the 52- and 78-week effects of bempedoic acid on lipid and cardiometabolic risk markers, including LDL-C, non-HDL-C, total cholesterol, apoB and hsCRP.

Study 2—Global pivotal Phase 3 safety and efficacy study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy

Study 2 is a 52-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of bempedoic acid 180 mg versus placebo. This study is expected to enroll 750 patients with hypercholesterolemia (with ASCVD and/or HeFH) at high CVD risk and whose LDL-C is not adequately controlled with current lipid-modifying therapies. The study will be conducted at approximately 125 sites in the U.S., Canada and Europe. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo. Secondary objectives include evaluating the 24-week LDL-C lowering efficacy, and 52-week safety and tolerability of bempedoic acid versus placebo. Effects on other risk markers, including non-HDL-C, total cholesterol, apoB, and hsCRP, will also be evaluated. We initiated Study 2 in December 2016, and expect to report top-line results by mid-2018.

Study 3—Global pivotal Phase 3 safety and efficacy study in patients with hypercholesterolemia on optimized background lipid-modifying therapy, including patients considered statin intolerant

Study 3 is a 24-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of bempedoic acid 180 mg versus placebo. This study is expected to enroll 300 patients with hypercholesterolemia on optimized background lipid-modifying therapy who are considered statin intolerant. The study will be conducted at approximately 70 sites in the U.S. and Canada. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo. Secondary objectives include evaluating the 24-week LDL-C lowering efficacy, safety and tolerability of bempedoic acid versus placebo and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. We initiated Study 3 in December 2016, and expect to report top-line results by mid-2018.

Study 4—Global pivotal Phase 3 safety and efficacy study in patients with hypercholesterolemia on optimized background lipid-modifying therapy, including ezetimibe, and patients considered statin intolerant

Study 4 is a 12-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of bempedoic acid 180 mg versus placebo as an add-on to ezetimibe 10 mg. This study is expected to enroll 225 patients with hypercholesterolemia on optimized background lipid-modifying therapy, including ezetimibe, and patients considered statin intolerant. The study will be conducted at approximately 75 sites in the U.S., Canada and Europe. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo when added to ezetimibe. Secondary objectives include evaluating safety and tolerability of bempedoic acid when added to ezetimibe, and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. We initiated Study 4 in December 2016, and expect to report top-line results by mid-2018.

Global Cardiovascular Outcomes Trial—CLEAR Outcomes

CLEAR Outcomes is an event driven, global, randomized, double-blind, placebo-controlled study to assess the effects of bempedoic acid in patients with hypercholesterolemia who are at high risk of CVD and who are only able to tolerate less than the lowest approved starting dose of a statin and can be considered statin intolerant. The CLEAR Outcomes CVOT is expected to enroll approximately 12,600 patients with hypercholesterolemia and high CVD risk at more than 600 sites in approximately 30 countries. The study is expected to enroll over a 30 month period with a total estimated study duration of approximately 4.75 years. The expected average treatment duration will be 3.5 years with a minimum treatment duration of approximately 2.25 years. Patients enrolling in the study will be required to have a history of, or be at high risk for, CVD with LDL-C levels between 100 mg/dL and 190 mg/dL despite background lipid-lowering therapy, resulting in an expected average baseline LDL-C level in all patients of approximately 135 mg/dL. The primary efficacy endpoint of the event-driven global study is the effect of bempedoic acid versus placebo on the risk of major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, hospitalization for unstable angina, or coronary revascularization; also referred to as “five-component MACE”). We initiated CLEAR Outcomes in December 2016, and the study is intended to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

1002-038—Phase 2 efficacy and safety study of triplet oral therapy in patients with hypercholesterolemia

On March 7, 2017, we announced initiation of the Phase 2 clinical study to assess the efficacy and safety of triplet oral therapy with bempedoic acid, ezetimibe and atorvastatin in patients with hypercholesterolemia. The six-week, Phase 2, randomized, double-blind, placebo-controlled study will evaluate the efficacy and safety of bempedoic acid 180 mg, ezetimibe 10 mg and atorvastatin 20 mg (triplet oral therapy) versus placebo. The study is expected to enroll approximately 60 patients with hypercholesterolemia at approximately 20 sites across the U.S. The primary objective of the study is to assess the LDL-C lowering efficacy of the triplet oral therapy versus placebo. Secondary objectives include assessing the safety and tolerability of the triplet oral therapy versus placebo and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. This non-registrational study will enable us to explore the potential market dynamics of these complementary oral LDL-C lowering therapies together. Top-line results are expected by the fourth quarter of 2017.

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

Our research and development expenses are expected to increase in the foreseeable future. Costs associated with bempedoic acid will increase as we further its clinical development, including in connection with our global pivotal Phase 3 LDL-C lowering program and our CLEAR Outcomes CVOT. We also expect to incur increased research and development costs as we pursue the clinical development of BA + EZ. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of bempedoic acid, if ever. We may never succeed in obtaining regulatory approval for bempedoic acid. The duration, costs and timing associated with the development and commercialization of bempedoic acid will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid.

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

We anticipate that our general and administrative expenses will increase in the future in connection with the continued research and development and commercialization of bempedoic acid, increases in our headcount, expansion of our information technology infrastructure, and increased expenses associated with being a public company and complying with exchange listing and Securities and Exchange Commission, or SEC, requirements. These increases will likely include higher legal, compliance, accounting and investor and public relations expenses.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2016-09 which includes provisions intended to simplify the various aspects related to how share-based payments are accounted for and presented in the financial statements. The updated guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, under the updated guidance companies have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as was previously required. We adopted ASU 2016-09 effective January 1, 2017, and made a policy election to account for forfeitures as they occur.  The cumulative effect of adoption was an increase of $0.1 million to both additional paid-in capital and accumulated deficit as of January 1, 2017. The remaining provisions adopted in ASU 2016-09 did not have a material impact to our balance sheets, statements of operations or statements of cash flows.

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, in thousands)
Operating Expenses:
Research and development	$35,860	$9,791	$26,069
General and administrative	5,029	5,031	(2)
Loss from operations	(40,889)	(14,822)	(26,067)
Interest expense	(67)	(110)	43
Other income, net	415	347	68
Net loss	$(40,541)	$(14,585)	$(25,956)

Research and development expenses

Research and development expenses for the three months ended March 31, 2017, were $35.9 million compared to $9.8 million for the three months ended March 31, 2016, an increase of $26.1 million. The increase in research and development expenses was primarily related to the further clinical development of bempedoic acid, including costs to support the global pivotal Phase 3 LDL-C lowering program and the CVOT, and further increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2017 and 2016, were $5.0 million. Decreases in stock-based compensation expense were offset by increases in costs to support public company operations and other costs to support our growth.

Interest expense

We incurred interest expense of $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense was related to our credit facility.

Other income, net

Other income, net for the three months ended March 31, 2017, was $0.4 million, compared to $0.3 million for the three months ended March 31, 2016. This increase was primarily related to a reduction in expense for the amortization of premiums and discounts on our investments.

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

As of March 31, 2017, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $19.9 million and $187.9 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(34,316)	$(9,803)
Cash provided by (used in) investing activities	16,168	(29,962)
Cash used in financing activities	(150)	(364)
Net decrease in cash and cash equivalents	$(18,298)	$(40,129)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of bempedoic acid and our operations.

Net cash used in operating activities totaled $34.3 million and $9.8 million for the three months ended March 31, 2017 and 2016, respectively. The primary use of our cash was to fund the development of bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $16.2 million for the three months ended March 31, 2017, consisted primarily of proceeds from the sale and maturities of highly liquid, interest bearing investment-grade and government securities. Net cash used in investing activities of $30.0 million for the three months ended March 31, 2016, consisted primarily of purchases of highly liquid, interest bearing investment-grade and government securities.

Financing Activities

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2017, related primarily to payments on our credit facility.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we progress through the clinical development program for bempedoic acid. We estimate that current cash resources are sufficient to fund operations through the announcement of top-line results from all global pivotal Phase 3 safety and efficacy studies and into early 2019. We will likely need to raise additional capital to continue to fund the further development and commercialization efforts for bempedoic acid and our operations, including to fund our initial submissions for an LDL-C lowering indication in the U.S. and Europe and to complete the CLEAR Outcomes CVOT. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $19.9 million and $187.9 million at March 31, 2017, and $38.2 million and $204.3 million at December 31, 2016, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

We contract with CROs and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. We do not believe that fluctuations in foreign currency rates have had a material effect on our results of operations during the three months ended March 31, 2017.

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2017.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment.  We filed an opposition to that motion on March 1, 2017. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

There have been no other material changes to our legal proceedings outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

You should consider carefully the following risk factors, together with those set forth in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in all of the other information included or incorporated in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to our Business and the Clinical Development and Commercialization of Bempedoic Acid

We depend almost entirely on the success of one product candidate, bempedoic acid, which only recently commenced Phase 3 clinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, bempedoic acid.

Bempedoic acid and BA + EZ, the fixed dose combination of bempedoic acid and ezetimibe, are our only product candidates in clinical development, and our business depends almost entirely on bempedoic acid’s successful clinical development, regulatory approvals and commercialization, whether as monotherapy or in our fixed dose combination. We currently have no drug products for sale and may never be able to develop marketable drug products. Bempedoic acid, for which we recently launched our global pivotal Phase 3 clinical program in January 2016, will require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence its commercialization. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources beyond the proceeds we have raised, and may include post-marketing studies and surveillance, including a Risk Evaluation and Mitigation Strategy, or REMS program. Of the large number of drugs in development in the U.S., only a small percentage successfully complete the approval process at the FDA, EMA or any other foreign regulatory agency, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that bempedoic acid or any other of our product candidates will be successfully developed or commercialized.

We are not permitted to market bempedoic acid in the U.S. or Europe until we receive approval of an NDA from the FDA, a MAA from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA to the FDA or an MAA to EMA for bempedoic acid to treat patients with elevated LDL-C, we have currently completed eight Phase 2 clinical studies and expect to complete the global pivotal Phase 3 LDL-C lowering efficacy and safety studies to support an NDA submission for an LDL-C lowering indication, and to complete the CLEAR Outcomes CVOT to support an NDA submission for a CVD risk reduction indication.

Additionally, we currently intend to submit our NDA for bempedoic acid for an LDL-C lowering indication in patients with hypercholesterolemia by the first half of 2019 if we successfully complete our global pivotal Phase 3 LDL-C lowering program, based on the FDA’s recent guidance that this program is adequate to support approval of an LDL-C lowering indication.  However, the FDA has indicated its position regarding an LDL-C lowering indication could be impacted by potential future changes in their view of LDL-C lowering as a surrogate endpoint or the possibility of a shift in the future standard-of-care for statin intolerant patients with elevated LDL-C levels, and there is no guarantee that the FDA will view results from our global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approval of an LDL-C lowering indication for bempedoic acid. In the event that FDA determines LDL-C lowering is no longer a surrogate endpoint for initial approval of bempedoic acid in the future, we would plan to submit our NDA with a proposed indication of CV risk reduction in statin intolerant patients on the basis of a completed and successful CLEAR Outcomes CVOT, which would include the results of the global pivotal Phase 3 LDL-C lowering efficacy and safety studies, by 2022. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of bempedoic acid for many reasons, including, among others:

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

•            the FDA, EMA or any other regulatory agency may change in the future the number, design, size, duration, patient enrollment criteria, exposure of patients, or conduct or implementation of our clinical studies;

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

We reported top-line results from our Phase 2 (1002-008) clinical study in October 2014, our Phase 2 (1002-009) clinical study in March 2015, our Phase 2 (1002-014) exploratory clinical safety study in July 2015, and our Phase 2 PK/PD (1002-035) clinical study and Phase 1 PK (1002-037) study in October 2016. We held our End-of-Phase 2 meeting with the FDA in August 2015. In January 2016, we commenced our global pivotal Phase 3 long-term safety study (Study 1). We engaged in active dialogue in 2016 with the FDA and EMA to discuss our global pivotal Phase 3 clinical program for bempedoic acid in the statin intolerant patient population and, based on that dialogue, announced our clinical development and regulatory plans for bempedoic acid in June 2016. We initiated our global pivotal Phase 3 LDL-C lowering efficacy studies and our CLEAR Outcomes CVOT in December 2016. In March 2017, we announced that the FDA recently confirmed that our LDL-C lowering program is adequate to support approval of an LDL-C lowering indication for bempedoic acid, and reached an agreement with the FDA on the definition of statin intolerance.  However, there is no guarantee that the FDA will view results from our global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approval of an LDL-C lowering indication for bempedoic acid.  We currently intend to submit our NDA for bempedoic acid for an LDL-C lowering indication in patients with hypercholesterolemia by the first half of 2019 if we successfully complete our global pivotal Phase 3 LDL-C lowering program.

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

Even though we completed enrollment of Study 1 ahead of schedule, we may not be able to identify and enroll the requisite number of patients in the remaining studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT or any study that we undertake to support the development of BA+EZ. Even when we are successful in enrolling patients, we may not ultimately be able to demonstrate sufficient clinical benefits from bempedoic acid and our failure to do so may delay or hinder our ability to obtain FDA or EMA approval for bempedoic acid. We currently plan to submit an NDA for bempedoic acid for an LDL-C lowering indication in patients with hypercholesterolemia by the first half of 2019 if we successfully complete our global pivotal Phase 3 LDL-C lowering program, based on the FDA’s recent guidance that this program is adequate to support approval of an LDL-C lowering indication.  However, the FDA has indicated its position regarding an LDL-C lowering indication could be impacted by potential future changes in their view of LDL-C lowering as a surrogate endpoint or the possibility of a shift in the future standard-of-care for statin intolerant patients with elevated LDL-C levels, and there is no guarantee that the FDA will view results from our global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approval of an LDL-C lowering indication for bempedoic acid.. Conducting our CLEAR Outcomes CVOT will be costly and time-consuming, and any requirement to complete the CVOT prior to approval of bempedoic acid would adversely affect our development timeline and financial condition.

Guidelines and recommendations published by various organizations may adversely affect the FDA’s review of bempedoic acid for LDL-C lowering in statin intolerant patients or the use or commercial viability of bempedoic acid, if approved for any indication or patient population.

Government agencies issue regulations and guidelines directly applicable to us and to bempedoic acid, including guidelines generally relating to therapeutically significant LDL-C levels. In addition, professional societies, practice management groups, private health or science foundations and other organizations involved in the research, treatment and prevention of various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations such as the AHA have made recommendations about therapies in the cardiovascular therapeutics market. In addition, while we recently reached an agreement with the FDA on the definition of statin intolerance, there is no guarantee that the FDA’s view of this definition would not change in the future.  We expect that the FDA’s view of the standard of care for patients with elevated LDL-C at the time we submit an NDA for our LDL-C-lowering program in patients with elevated LDL-C will impact the evaluation of such NDA, including how this standard of care evolves in light of guidelines and recommendations in respect of the use of PCSK9 inhibitors. In addition, following any approval, we expect that changes to these existing recommendations or other guidelines advocating alternative therapies could result in decreased use of bempedoic acid, which would adversely affect our results of operations.

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

ESPERION THERAPEUTICS, INC.

May 4, 2017	By:	/s/ Tim M. Mayleben
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