Form 10-Q
period 2017-09-30
Esperion Therapeutics, Inc.
filed 2017-11-07
CIK 1434868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 26,197,749 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,024	$38,165
Short-term investments	182,347	173,418
Prepaid clinical development costs	1,630	560
Other prepaid and current assets	1,822	1,434
Total current assets	206,823	213,577

Property and equipment, net	497	674
Intangible assets	56	56
Long-term investments	105,717	30,906
Total assets	$313,093	$245,213

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,503	$4,595
Current portion of long-term debt	1,479	1,709
Accrued clinical development costs	11,000	8,138
Other accrued liabilities	3,015	1,147
Total current liabilities	34,997	15,589
Long-term debt, net of discount and issuance costs	—	1,022
Total liabilities	34,997	16,611
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 26,187,531 shares issued and outstanding at September 30, 2017 and 22,555,413 shares issued and outstanding at December 31, 2016	26	23
Additional paid-in capital	636,821	457,951
Accumulated other comprehensive loss	(351)	(172)
Accumulated deficit	(358,400)	(229,200)
Total stockholders’ equity	278,096	228,602
Total liabilities and stockholders’ equity	$313,093	$245,213

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$40,056	$13,498	$114,164	$32,987
General and administrative	5,681	4,214	16,122	13,878
Total operating expenses	45,737	17,712	130,286	46,865
Loss from operations	(45,737)	(17,712)	(130,286)	(46,865)

Interest expense	(44)	(89)	(166)	(298)
Other income, net	562	399	1,355	1,141
Net loss	$(45,219)	$(17,402)	$(129,097)	$(46,022)
Net loss per common share (basic and diluted)	$(1.86)	$(0.77)	$(5.57)	$(2.04)
Weighted-average shares outstanding (basic and diluted)	24,311,844	22,550,438	23,161,847	22,541,137

Other comprehensive loss:
Unrealized (loss) gain on investments	$(112)	$(96)	$(179)	$504
Total comprehensive loss	$(45,331)	$(17,498)	$(129,276)	$(45,518)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(129,097)	$(46,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	196	190
Amortization of debt discount	9	17
Amortization of debt issuance costs	10	18
Amortization of premiums and discounts on investments	314	766
Stock-based compensation expense	14,071	12,386
Changes in assets and liabilities:
Prepaids and other assets	(1,458)	(1,233)
Accounts payable	14,906	1,076
Other accrued liabilities	4,621	1,388
Net cash used in operating activities	(96,428)	(31,414)

Investing activities
Purchases of investments	(212,973)	(163,526)
Proceeds from sales/maturities of investments	128,740	165,897
Purchase of property and equipment	(19)	(5)
Net cash (used in) provided by investing activities	(84,252)	2,366

Financing activities
Proceeds from issuance of common stock, net of issuance costs	164,079	—
Proceeds from exercise of common stock options	732	45
Payments on long-term debt	(1,272)	(1,193)
Net cash provided by (used in) financing activities	163,539	(1,148)
Net decrease in cash and cash equivalents	(17,141)	(30,196)
Cash and cash equivalents at beginning of period	38,165	77,336
Cash and cash equivalents at end of period	$21,024	$47,140
Supplemental disclosure of cash flow information:
Offering costs not yet paid	$111	$—

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. The Company and Basis of Presentation

The Company is the lipid management company, a late-stage pharmaceutical company focused on developing and commercializing convenient, complementary, cost-effective, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol (“LDL-C”). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease (“CVD”); the leading cause of death around the world. Bempedoic acid and the Company’s lead product candidate, the bempedoic acid / ezetimibe combination pill, are targeted therapies that have been shown to significantly reduce elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

The clinical development program for the bempedoic acid / ezetimibe combination pill will include a single pivotal Phase 3 study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease (“ASCVD”) and/or heterozygous familial hypercholesterolemia (“HeFH”), including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017 and the Company expects to report top-line results by the fourth quarter of 2018.

The global pivotal Phase 3 clinical development program for bempedoic acid, consisting of four clinical studies, fully enrolled approximately 3,600 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients only able to tolerate less than the lowest approved daily starting dose, and can be considered stain intolerant. The Company initiated the global pivotal Phase 3 clinical development program in January 2016, and expects to report top-line results for each of the four studies in the second and third quarters of 2018.

The Company intends to use positive results from the Phase 3 bempedoic acid / ezetimibe combination pill and bempedoic acid programs to support global regulatory submissions for tandem LDL-C lowering indications in the U.S. by the first quarter of 2019 and in Europe by the second quarter of 2019.

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

Follow-On Offering

On August 15, 2017, the Company completed an underwritten public offering of 3,100,000 shares of common stock. The Company also granted the underwriters a 30-day option to purchase up to 465,000 additional shares of its common stock which was exercised in full in September 2017.  All the shares were offered by the Company at a price to the public of

$49.00 per share. The aggregate net proceeds received by the Company from the offering were $164.0 million, net of underwriting discounts and commissions and expenses payable by the Company.

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

In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the balance sheet at the inception of the Term A Loan, and are amortized to interest expense using the effective interest method over the same term. As of September 30, 2017, the remaining unamortized discount and debt issuance costs associated with the debt were less than $0.1 million and less than $0.1 million, respectively.

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2017	$437
2018	1,049
Total	$1,486

During the three and nine months ended September 30, 2017, the Company recognized less than $0.1 million and $0.2 million of interest expense and made cash interest payments of less than $0.1 million and $0.1 million related to the Credit Facility, respectively. During the three and nine months ended September 30, 2016, the Company recognized $0.1 million and $0.3 million, respectively, of interest expense, and made cash interest payments of $0.1 million and $0.2 million, respectively, related to the Credit Facility.

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

Upon the closing of the Company’s Initial Public Offering, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. The remaining 248,360 warrants outstanding as of September 30, 2017, expire in February 2018.

As of September 30, 2017, the Company had warrants outstanding that were exercisable for a total of 256,590 shares of common stock at a weighted-average exercise price of $7.25 per share.

5. Commitments and Contingencies

On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company’s lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015 and September 28, 2015, as well as attorneys’ fees and costs. On

May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, the Company filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted the Company’s motion to dismiss with prejudice and entered judgment in the Company’s favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment.  In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment.  On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

There have been no other material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$17,598	$—	$—	$17,598
Short-term investments:
Certificates of deposit	17,202	1	(11)	17,192
U.S. treasury notes	98,627	—	(121)	98,506
U.S. government agency securities	66,690	1	(42)	66,649
Long-term investments:
Certificates of deposit	6,742	6	(5)	6,743
U.S. treasury notes	45,448	—	(92)	45,356
U.S. government agency securities	53,706	—	(88)	53,618
Total	$306,013	$8	$(359)	$305,662

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$33,661	$—	$—	$33,661
Short-term investments:
Certificates of deposit	25,586	1	(20)	25,567
U.S treasury notes	47,547	2	(30)	47,519
U.S. government agency securities	100,356	13	(37)	100,332
Long-term investments:
Certificates of deposit	3,432	—	(15)	3,417
U.S. treasury notes	22,575	—	(72)	22,503
U.S. government agency securities	5,000	—	(14)	4,986
Total	$238,157	$16	$(188)	$237,985

At September 30, 2017, remaining contractual maturities of available-for-sale investments classified as current on the balance sheets were less than 12 months and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

During the three and nine months ended September 30, 2017, other income, net in the statements of operations includes interest income on available-for-sale investments of $0.7 million and $1.7 million, and expense for the amortization of premiums and discounts on investments of less than $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2016, other income, net in the statements of operations includes interest income on available-

for-sale investments of $0.7 million and $1.9 million, respectively, and expense for the amortization of premiums and discounts on investments of $0.3 million and $0.8 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income in the statements of operations during the three and nine months ended September 30, 2017 and 2016.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2017
Assets:
Money market funds	$17,598	$17,598	$—	$—
Available-for-sale securities:
Certificates of deposit	23,935	23,935	—	—
U.S. treasury notes	143,862	143,862	—	—
U.S. government agency securities	120,267	—	120,267	—
Total assets at fair value	$305,662	$185,395	$120,267	$—
December 31, 2016
Assets:
Money market funds	$33,661	$33,661	$—	$—
Available-for-sale securities:
Certificates of deposit	28,984	28,984	—	—
U.S. treasury notes	70,022	70,022	—	—
U.S. government agency securities	105,318	—	105,318	—
Total assets at fair value	$237,985	$132,667	$105,318	$—

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2017.

8. Stock Compensation

2017 Inducement Equity Plan

In May 2017, the Company’s board of directors approved the 2017 Inducement Equity Plan (the “2017 Plan”). The number of shares of common stock available for awards under the 2017 Plan was set to 750,000, with any shares of common stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock, or otherwise terminated (other than by exercise) under the 2017 Plan added back to the shares of common stock available for issuance under the 2017 Plan.

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

The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine months ended September 30, 2017:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2016	3,255,987	$28.53	7.73	$5,214
Granted	1,287,900	$23.25
Forfeited or expired	(122,375)	$23.43
Exercised	(76,840)	$14.38
Outstanding at September 30, 2017	4,344,672	$27.36	7.67	$114,261

The following table summarizes information about the Company’s stock option plan as of September 30, 2017:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at September 30, 2017	4,344,672	$27.36	7.67	$114,261
Exercisable at September 30, 2017	2,286,742	$26.29	6.66	$64,775

During the three and nine months ended September 30, 2017, the Company recognized $4.9 million and $13.8 million, respectively, of stock-based compensation expense related to stock options. During the three and nine months ended September 30, 2016, the Company recognized approximately $3.6 million and $12.1 million, respectively, of stock-based compensation expense related to stock options. As of September 30, 2017, there was $34.3 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.4 years.

The following table summarizes the activity relating to the Company’s RSUs for the nine months ended September 30, 2017:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested at December 31, 2016	16,251	$57.54
Vested	(4,686)	$57.54
Outstanding and unvested at September 30, 2017	11,565	$57.54

During the three and nine months ended September 30, 2017, the Company recognized $0.1 million and $0.3 million, respectively, of stock-based compensation expense recognized related to RSUs. During the three and nine months ended September 30, 2016, the Company recognized approximately $0.1 million and $0.3 million, respectively, of stock-based compensation expense recognized related to RSUs. As of September 30, 2017, there was $0.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 1.8 years.

9. Income Taxes

There was no provision for income taxes for the three and nine months ended September 30, 2017 and 2016, because the Company has incurred operating losses since inception. At September 30, 2017, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30, 2017	December 31, 2016

Warrants for common stock	256,590	256,590
Common shares under option	4,344,672	3,255,987
Unvested RSUs	11,565	16,251
Total potential dilutive shares	4,612,827	3,528,828

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

Overview

Corporate Overview

We are the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing convenient, complementary, cost-effective, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. Bempedoic acid and our lead product candidate, the bempedoic acid / ezetimibe combination pill, are targeted therapies that have been shown to significantly reduce elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

The clinical development program for the bempedoic acid / ezetimibe combination pill will include a single pivotal Phase 3 study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease, or ASCVD, and/or heterozygous familial hypercholesterolemia, or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017 and we expect to report top-line results by the fourth quarter of 2018.

The global pivotal Phase 3 clinical development program for bempedoic acid, consisting of four clinical studies, fully enrolled approximately 3,600 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients only able to tolerate the lowest or less than the lowest approved daily starting dose, and can be considered statin intolerant. We initiated our global pivotal Phase 3 clinical development program in January 2016, and expect to report top-line results for each of the four studies in the second and third quarters of 2018.

We intend to use positive results from our Phase 3 bempedoic acid / ezetimibe combination pill and bempedoic acid programs to support our global regulatory submissions for tandem LDL-C lowering indications in the U.S. by the first quarter of 2019 and in Europe by the second quarter of 2019.

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

On August 15, 2017, we completed an underwritten public offering of 3,100,000 shares of common stock. We also granted the underwriters a 30-day option to purchase up to 465,000 additional shares of our common stock, which was exercised in full in September 2017.  All the shares were offered by us at a price to the public of $49.00 per share. The aggregate net proceeds received by the Company from the offering were $164.0 million, net of underwriting discounts and commissions and expenses payable by us.

We do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $45.2 million and $17.4 million for the three months ended September 30, 2017 and 2016, respectively, and were $129.1 million and $46.0 million for the nine months ended September 30, 2017 and 2016, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

•                  completing the clinical development of bempedoic acid, including the completion of the global pivotal Phase 3 LDL-C lowering program and the CLEAR Outcomes CVOT;

•                  undertaking and completing the clinical development activities for the bempedoic acid / ezetimibe combination pill;

•                  seeking regulatory approval for the bempedoic acid / ezetimibe combination pill and bempedoic acid;

•                  commercializing the bempedoic acid / ezetimibe combination pill and bempedoic acid; and

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

Product Overview

Through the complementary mechanisms of action of inhibition of cholesterol synthesis (bempedoic acid) and inhibition of cholesterol absorption (ezetimibe), the bempedoic acid / ezetimibe combination pill is our lead, non-statin, orally available, once-daily, LDL-C lowering therapy. Inhibition of ATP-citrate lyase, or ACL, by bempedoic acid reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Inhibition of Niemann-Pick C1-Like 1 by ezetimibe results in reduced absorption of cholesterol from the gastrointestinal tract, thereby reducing delivery of cholesterol to the liver, which in turn upregulates LDL receptors. Previously completed Phase 2 data demonstrated that this safe and well tolerated combination results in a 48 percent lowering of LDL-C, a 26 percent reduction in high sensitivity C-reactive protein, or hsCRP, and may potentially be associated with a lower occurrence of muscle-related side effects. The bempedoic acid / ezetimibe combination pill is being developed for patients at high CVD risk with hypercholesterolemia.

With a targeted mechanism of action, bempedoic acid is a first-in-class, complementary, orally available, once-daily ACL inhibitor that reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor, and may potentially be associated with a lower occurrence of muscle-related side effects. Completed Phase 1 and 2 studies conducted in approximately 1,300 patients, and over 800 patients treated with bempedoic acid, have produced clinically relevant LDL-C lowering results of up to 30 percent as monotherapy and an incremental 20+ percent when added to stable statin therapy. Bempedoic acid is being developed for patients at high CVD risk with hypercholesterolemia. We acquired the rights to bempedoic acid from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid and we are not obligated to make any royalty or milestone payments to Pfizer.

During the nine months ended September 30, 2017, we incurred $85.9 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT, our Phase 2 (1002-038) clinical study of the bempedoic acid / ezetimibe combination plus statin oral therapy with bempedoic acid 180 mg, ezetimibe 10 mg and atorvastatin 20 mg in patients with hypercholesterolemia and our Phase 2 (1002-39) clinical study of bempedoic acid when added-on to an injectable proprotein convertase subtilisin/kexin type 9 inhibitor, or PCSK9i, therapy in patients with hypercholesterolemia.

During the nine months ended September 30, 2016, we incurred $12.4 million in expenses related to the 52-week global pivotal Phase 3 long-term safety and tolerability study (Study 1), our Phase 2 (1002-35) PK/PD clinical study of bempedoic acid in patients treated with atorvastatin 80 mg and our Phase 1 (1002-037) clinical pharmacology study to assess the safety and tolerability of bempedoic acid, as well as the effects of bempedoic acid on the PK of single doses of four high-dose statins.

Program Developments

On November 6, 2017, we announced the initiation of the pivotal Phase 3 study (1002FDC-053) to assess the efficacy and safety of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia and ASCVD and/or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy.

On October 2, 2017, we announced the completion of patient enrollment in the global pivotal Phase 3 program for bempedoic acid. Top-line results from Studies 1, 3 and 4 are expected in the second quarter of 2018, with top-line results from Study 2 expected in the third quarter of 2018.

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

	Number of	Baseline	Percent Change from Baseline
Treatment Group	Patients	Level (mg/L)	Median Change	P Value
Combo + Statin	41	1.94	–48%	<0.001
Placebo	19	1.64	–3%	—

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

Recent Regulatory Pathway Announcements

On June 26, 2017, we announced that the U.S. Food and Drug Administration, or FDA, recently confirmed the regulatory pathway to approval for the once-daily, oral combination pill of bempedoic acid 180 mg and ezetimibe 10 mg. Based on feedback from the FDA, we initiated a single pivotal Phase 3 bridging study (1002FDC-053) for the bempedoic acid / ezetimibe combination pill that will be conducted concurrently with the ongoing global pivotal Phase 3 program for bempedoic acid. The randomized, double-blind, placebo-controlled study is expected to enroll approximately 350 patients with hypercholesterolemia and with ASCVD and/or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. The goal of this study is to evaluate the efficacy and safety of the bempedoic acid / ezetimibe combination, a convenient, cost-effective, once-daily, oral pill. We initiated 1002FDC-053 in November 2017 and expect to report top-line results by the fourth quarter of 2018, and intend to use positive results from this study to support our New Drug Application, or NDA, submission for the bempedoic acid / ezetimibe combination through the abbreviated 505(b)(2) pathway by the first quarter of 2019, and our Marketing Authorization Application, or MAA, submission for an LDL-C lowering indication by the second quarter of 2019.

On March 20, 2017, we announced that the FDA recently confirmed that our LDL-C lowering program is adequate to support approval of bempedoic acid for an LDL-C lowering indication.  Based on the successful completion of the global pivotal Phase 3 LDL-C lowering program we plan to submit our NDA for an LDL-C lowering indication by the first quarter of 2019 and our MAA for an LDL-C lowering indication by the second quarter of 2019. The proposed product label would include specific language for use of bempedoic acid as an adjunct to maximally tolerated statin therapy in patients with hypercholesterolemia, specifically those at high CVD risk with ASCVD and/or HeFH, who require additional LDL-C lowering.

In addition, our interactions with the FDA also addressed the ongoing CLEAR Outcomes CVOT for bempedoic acid in patients with ASCVD and/or HeFH, or are high CVD risk primary prevention patients, with hypercholesterolemia and who are only able to tolerate less than the lowest approved starting dose of a statin and can be considered statin intolerant. For purposes of the CVOT, we reached an agreement with the FDA that the following definition of statin intolerance is acceptable: “the inability to tolerate two or more statins, one at the lowest approved daily starting dose, due to an adverse effect,” as defined in CLEAR Outcomes. The lowest approved daily starting statin doses include an average daily dose of <5 mg rosuvastatin, <10 mg of atorvastatin, <10 mg simvastatin, <20 mg lovastatin, <40 mg pravastatin, <40 mg fluvastatin and <2 mg of pitavastatin. Additionally, patients and investigators will provide written confirmation that the patient is statin intolerant and that the patient is aware of the benefits of statins in reducing the risk of cardiovascular events and death.

Ongoing Clinical Studies

1002FDC-053 — Phase 3 efficacy and safety study of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia

On November 6, 2017, we announced the initiation of the pivotal Phase 3 clinical study to assess the efficacy and safety of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia and ASCVD and/or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. The 12-week, pivotal Phase 3, randomized, double-blind, placebo-controlled, parallel-dose study will consist of four treatment arms evaluating the efficacy and safety of a once-daily, oral, fixed dose combination pill of 180 mg of bempedoic acid and 10 mg of ezetimibe versus placebo, 180 mg of bempedoic acid alone and 10 mg of ezetimibe alone. The study is expected to enroll approximately 350 patients at up to 125 U.S. sites. The co-primary objectives of the study are to assess LDL-C lowering efficacy in patients treated with the bempedoic acid / ezetimibe combination pill versus placebo, 180 mg of bempedoic acid and 10 mg of ezetimibe alone. Secondary objectives include assessing the safety and tolerability of the bempedoic acid / ezetimibe combination pill versus placebo, 180 mg of bempedoic acid and 10 mg of ezetimibe alone and effects on other risk markers, including hsCRP, non-high-density lipoprotein, or non-HDL-C, apolipoprotein B, or apoB, and total cholesterol. We expect to report top-line results by the fourth quarter of 2018.

Study 1—Global pivotal Phase 3 long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy

Study 1 is a 52-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the long-term safety and tolerability of bempedoic acid 180 mg versus placebo in high CVD risk patients with hypercholesterolemia and with ASCVD and/or HeFH whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are taking maximally tolerated statin therapy. The study enrolled 2,230 patients at approximately 100 sites in the U.S., Canada and Europe. The primary objective is to assess safety and tolerability of patients treated with bempedoic acid for 52 weeks. Secondary objectives include assessing the LDL-C lowering efficacy of bempedoic acid on top of maximally tolerated statin and other lipid-modifying therapies at 12, 24 and 52 weeks versus placebo. Effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP, will also be evaluated. We expect to report top-line results by the second quarter of 2018.

Additional safety data will be obtained from an open-label extension study which will enroll approximately 1,400 of the 2,230 patients enrolled in Study 1. Initiated in February 2017, this open-label extension study will evaluate the long-term safety of bempedoic acid 180 mg versus placebo in high CVD risk patients with hypercholesterolemia and with ASCVD and/or HeFH whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are taking maximally tolerated statin therapy. This open-label extension study will be conducted at approximately 100 sites included in the parent study in the U.S., Canada and Europe. The primary objective is to assess the long-term safety in patients treated with bempedoic acid for up to 1.5 years. Secondary objectives include evaluating the 52- and 78-week effects of bempedoic acid on lipid and cardiometabolic risk markers, including LDL-C, non-HDL-C, total cholesterol, apoB and hsCRP.

Study 2—Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy

Study 2 is a 52-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety bempedoic acid 180 mg versus placebo in high CVD risk patients with hypercholesterolemia with ASCVD and/or HeFH, whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are taking maximally tolerated statin therapy. This study enrolled 779 patients at approximately 125 sites in the U.S., Canada and Europe. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo. Secondary objectives include evaluating the 24-week LDL-C lowering efficacy, and 52-week safety and tolerability of bempedoic acid versus placebo. Effects on other risk markers, including non-HDL-C, total cholesterol, apoB, and hsCRP, will also be evaluated. We expect to report top-line results by the third quarter of 2018.

Study 3—Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy, including patients considered statin intolerant

Study 3 is a 24-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of bempedoic acid 180 mg versus placebo in high CVD risk patients with ASCVD and/or HeFH, or who are high risk primary prevention, whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are only able to tolerate less than the lowest approved daily starting dose of a statin and can be considered statin intolerant. This study enrolled 345 patients at approximately 70 sites in the U.S. and Canada. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo. Secondary objectives include evaluating the 24-week LDL-C lowering efficacy, safety and tolerability of bempedoic acid versus placebo and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. We expect to report top-line results by the second quarter of 2018.

Study 4—Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy, including ezetimibe, and patients considered statin intolerant

Study 4 is a 12-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of bempedoic acid 180 mg versus placebo as an add-on to ezetimibe 10 mg in high CVD risk patients with ASCVD and/or HeFH, whose LDL-C is not adequately controlled with current lipid-modifying therapies, including ezetimibe, and who are only able to tolerate the lowest or less than the lowest approved daily starting dose of a statin and can be considered statin intolerant. This study enrolled 269 patients at approximately 75 sites in the U.S., Canada and Europe. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo when added to ezetimibe. Secondary objectives include evaluating safety and tolerability of bempedoic acid when added to ezetimibe, and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. We expect to report top-line results by the second quarter of 2018.

Global Cardiovascular Outcomes Trial—CLEAR Outcomes

CLEAR Outcomes is an event driven, global, randomized, double-blind, placebo-controlled study to assess the effects of bempedoic acid in patients with ASCVD and/or HeFH, or who are at high risk for CVD, with hypercholesterolemia and who are only able to tolerate less than the lowest approved daily starting dose of a statin and can be considered statin intolerant. The CLEAR Outcomes CVOT is expected to enroll approximately 12,600 patients with ASCVD or at high risk for CVD at more than 600 sites in approximately 30 countries. The study is expected to enroll over a 30 month period with a total estimated study duration of approximately 4.75 years. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years. Patients enrolling in the study will be required to have a history of, or be at high risk for, CVD with LDL-C levels between 100 mg/dL and 190 mg/dL in secondary prevention and > 100 mg/dL in primary prevention despite background lipid-lowering therapy, resulting in an expected average baseline LDL-C level in all patients of approximately 135 mg/dL. The primary efficacy endpoint of the event-driven global study is the effect of bempedoic acid versus placebo on the risk of major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as “four-component MACE”). We initiated CLEAR Outcomes in December 2016, and the study is intended to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

1002-039 — Phase 2 efficacy and safety study of bempedoic acid when added-on to an injectable proprotein convertase subtilisin/kexin type 9 inhibitor in patients with hypercholesterolemia

On July 26, 2017, we announced the initiation of the Phase 2 clinical study to assess the efficacy and safety of bempedoic acid when added-on to an injectable PCSK9i therapy. The eight-week, Phase 2, randomized, double-blind, placebo-controlled study will evaluate the efficacy and safety of once-daily, oral bempedoic acid 180 mg and once-monthly injection of Repatha® (evolocumab) 420 mg versus placebo and once-monthly injection of Repatha® 420 mg. The study is expected to enroll approximately 50 patients with hypercholesterolemia at approximately 20 sites across the U.S. The primary objective of the study is to assess the incremental LDL-C lowering efficacy of bempedoic acid versus placebo in patients receiving PCSK9i therapy. Secondary objectives include assessing the safety and tolerability of bempedoic acid versus placebo in patients on PCSK9i therapy and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. This non-registrational study will assess the incremental LDL-C lowering efficacy and continued safety and tolerability of a once-daily, oral bempedoic acid pill added-on to an injectable biologic therapy in patients with elevated LDL-C levels. We expect to report top-line results by the first quarter of 2018.

Financial Operations Overview

Revenue

To date, we have not generated any revenue. In the future, we may never generate revenue from the sale of the bempedoic acid / ezetimibe combination pill or bempedoic acid or other product candidates. If we fail to complete the development of the bempedoic acid / ezetimibe combination pill or bempedoic acid or any other product candidates and secure approval from regulatory authorities, our ability to generate future revenue and our results of operations and financial position will be adversely affected.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical, preclinical and clinical studies. Our research and development expenses consist primarily of costs incurred in connection with the development of the bempedoic acid / ezetimibe combination pill and bempedoic acid, which include:

•                  expenses incurred under agreements with consultants, contract research organizations, or CROs, and investigative sites that conduct our preclinical and clinical studies;

•                  the cost of acquiring, developing and manufacturing clinical study materials, including the procurement of ezetimibe in our continued development of our bempedoic acid / ezetimibe combination pill;

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

Our research and development expenses are expected to increase in the foreseeable future. Costs associated with bempedoic acid will increase as we further its clinical development, including in connection with our global pivotal Phase 3 LDL-C lowering program and our CLEAR Outcomes CVOT. We also expect to incur increased research and development costs as we pursue the clinical development of the bempedoic acid / ezetimibe combination pill. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of the bempedoic acid / ezetimibe combination pill and bempedoic acid. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of the bempedoic acid / ezetimibe combination pill or bempedoic acid, if ever. We may never succeed in obtaining regulatory approval for the bempedoic acid / ezetimibe combination or bempedoic acid. The duration, costs and timing associated with the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of the bempedoic acid / ezetimibe combination pill or bempedoic acid, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of the bempedoic acid / ezetimibe combination pill and bempedoic acid.

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

We anticipate that our general and administrative expenses will increase in the future in connection with the continued research and development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid, increases in our headcount, expansion of our information technology infrastructure, and increased expenses associated with being a public company and complying with exchange listing and Securities and Exchange Commission, or SEC, requirements. These increases will likely include higher legal, compliance, accounting and investor and public relations expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
	(unaudited, in thousands)
Operating Expenses:
Research and development	$40,056	$13,498	$26,558
General and administrative	5,681	4,214	1,467
Loss from operations	(45,737)	(17,712)	(28,025)
Interest expense	(44)	(89)	45
Other income, net	562	399	163
Net loss	$(45,219)	$(17,402)	$(27,817)

Research and development expenses

Research and development expenses for the three months ended September 30, 2017, were $40.1 million, compared to $13.5 million for the three months ended September 30, 2016, an increase of $26.6 million. The increase in research and development expenses was primarily related to the further clinical development of bempedoic acid, including costs to support the global pivotal Phase 3 LDL-C lowering program and the CVOT, and further increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2017, were $5.7 million, compared to $4.2 million for the three months ended September 30, 2016, an increase of $1.5 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, and other costs to support our growth.

Interest expense

We incurred interest expense of less than $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. Interest expense was related to our credit facility.

Other income, net

Other income, net for the three months ended September 30, 2017, was $0.6 million, compared to $0.4 million for the three months ended September 30, 2016. This increase was primarily related to a reduction in expense for the amortization of premiums and discounts on our investments.

Results of Operations

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(unaudited, in thousands)
Operating Expenses:
Research and development	$114,164	$32,987	$81,177
General and administrative	16,122	13,878	2,244
Loss from operations	(130,286)	(46,865)	(83,421)
Interest expense	(166)	(298)	132
Other income, net	1,355	1,141	214
Net loss	$(129,097)	$(46,022)	$(83,075)

Research and development expenses

Research and development expenses for the nine months ended September 30, 2017, were $114.2 million, compared to $33.0 million for the nine months ended September 30, 2016, an increase of $81.2 million. The increase in research and development expenses was primarily related to the further clinical development of bempedoic acid, including costs to support the global pivotal Phase 3 LDL-C lowering program and the CVOT, and further increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2017, were $16.1 million, compared to $13.9 million for the nine months ended September 30, 2016, an increase of $2.2 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, increases in our headcount, and other costs to support our growth.

Interest expense

We incurred interest expense of $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. Interest expense was related to our credit facility.

Other income, net

Other income, net for the nine months ended September 30, 2017, was $1.4 million, compared to $1.1 million for the nine months ended September 30, 2016. This increase was primarily related to a reduction in expense for the amortization of premiums and discounts on our investments.

Liquidity and Capital Resources

We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness. In June 2014, we entered into a loan and security agreement (the credit facility) with Oxford Finance LLC whereby we received net proceeds of $4.9 million from the issuance of secured promissory notes under a term loan as part of the facility. In August 2017, we completed an underwritten public offering of 3,100,000 shares of common stock. We also granted the underwriters a 30-day option to purchase up to 465,000 additional shares of our common stock, which was exercised in full in September 2017.  All of the shares were offered by us at a price to the public of $49.00 per share for net proceeds of $164.0 million. To date, we have not generated any revenue and we anticipate that we will continue to incur losses for the foreseeable future.

As of September 30, 2017, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $21.0 million and $288.1 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(96,428)	$(31,414)
Cash (used in) provided by investing activities	(84,252)	2,366
Cash provided by (used in) in financing activities	163,539	(1,148)
Net decrease in cash and cash equivalents	$(17,141)	$(30,196)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of the bempedoic acid / ezetimibe combination pill and bempedoic acid and our operations.

Net cash used in operating activities totaled $96.4 million and $31.4 million for the nine months ended September 30, 2017 and 2016, respectively. The primary use of our cash was to fund the development of bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash used in investing activities of $84.3 million for the nine months ended September 30, 2017, consisted primarily of purchases of highly liquid, interest bearing investment grade and government securities. Net cash provided by investing activities of $2.4 million for the nine months ended September 30, 2016, consisted primarily of proceeds from the sale and maturities of highly liquid, interest bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $163.5 million for the nine months ended September 30, 2017, related primarily to the proceeds from our underwritten public offering of common stock.  Net cash used in financing activities of $1.1 million for the nine months ended September 30, 2016, was related primarily to payments on our credit facility.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we progress through the clinical development program for the bempedoic acid/ ezetimibe combination pill and bempedoic acid. We estimate that current cash resources are sufficient to fund operations through the expected approvals of the bempedoic acid / ezetimibe combination pill and bempedoic acid in the first quarter of 2020. We will likely need to raise additional capital to continue to fund the further development and commercialization efforts for the bempedoic acid / ezetimibe combination pill and bempedoic acid and our operations and to complete the CLEAR Outcomes CVOT. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid. Our future funding requirements will depend on many factors, including, but not limited to:

•                  our ability to successfully develop and commercialize the bempedoic acid / ezetimibe combination pill and bempedoic acid or other product candidates;

•                  the costs, timing and outcomes of our ongoing and planned clinical studies of the bempedoic acid / ezetimibe combination pill and bempedoic acid;

•                  the time and cost necessary to obtain regulatory approvals for the bempedoic acid / ezetimibe combination pill and bempedoic acid, if at all;

•                  our ability to establish a sales, marketing and distribution infrastructure to commercialize the bempedoic acid / ezetimibe combination pill and bempedoic acid or our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•                  the implementation of operational and financial information technology.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements or royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market the bempedoic acid / ezetimibe combination pill and bempedoic acid that we would otherwise prefer to develop and market ourselves.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $21.0 million and $288.1 million at September 30, 2017, and $38.2 million and $204.3 million at December 31, 2016, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

We contract with CROs and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. We do not believe that fluctuations in foreign currency rates have had a material effect on our results of operations during the nine months ended September 30, 2017.

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2017.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer has concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 12, 2016, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment.  In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment.  On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

You should consider carefully the following risk factors, together with those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and those set forth in Part II, Item 1A of our Quarterly Reports for the quarter ended March 31, 2017 and June 30, 2017, and in all of the other information included or incorporated in this report. The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A of our Quarterly Reports for the quarter ended March 31, 2017 and June 30, 2017. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

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

We are not permitted to market our product candidates in the U.S. or Europe until we receive approval of an NDA from the FDA, a MAA from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA or MAA for the bempedoic acid / ezetimibe combination to treat patients with hypercholesterolemia, we initiated and intend to complete the pivotal Phase 3 bridging study (1002FDC-053) in addition to the global pivotal Phase 3 LDL-C lowering program for bempedoic acid, to support an NDA submission for an LDL-C lowering indication. As a condition to submitting an NDA or MAA for bempedoic acid to treat patients with hypercholesterolemia, we have currently completed nine Phase 2 clinical studies and expect to complete the global pivotal Phase 3 LDL-C lowering efficacy and safety studies to support an NDA submission for an LDL-C lowering indication, and to complete the CLEAR Outcomes CVOT to support an NDA submission for a CVD risk reduction indication.

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

Failures or delays in the completion of our global pivotal Phase 3 efficacy and safety studies, our pivotal Phase 3 bridging study for the bempedoic acid / ezetimibe combination or our CLEAR Outcomes CVOT for bempedoic acid could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

In January 2016, we commenced our global pivotal Phase 3 long-term safety and tolerability study (Study 1). We initiated our three remaining global pivotal Phase 3 LDL-C lowering efficacy studies and the CLEAR Outcomes CVOT in December 2016. We do not know whether our ongoing clinical studies will be completed on schedule, if at all. We initiated our pivotal Phase 3 bridging study for the bempedoic acid / ezetimibe combination in November 2017. We do not know whether this study will be completed on schedule. Successful completion of such clinical studies and, if required by the FDA due to a change in regulatory policy, our CLEAR Outcomes CVOT, are likely prerequisites to submitting an initial NDA to the FDA, MAA to the EMA or a similar application to any other foreign regulatory authorities from whom we seek to obtain approval and, consequently, the ultimate approval and commercialization of the bempedoic acid / ezetimibe combination and bempedoic acid. The commencement and completion of clinical studies can be delayed or prevented for a number of reasons, including, among others:

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

•                  severe or unexpected drug-related side effects experienced by patients in a clinical study, including instances of muscle pain or weakness or other side effects;

•                  reports from preclinical or clinical testing of other cardiometabolic therapies that raise safety or efficacy concerns; and

•                  difficulties retaining patients who have enrolled in a clinical study but may be prone to withdraw due to rigors of the study, lack of efficacy, side effects, personal issues or loss of interest.

Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA, the EMA, the IRBs at the sites where the IRBs are overseeing a clinical study, a data safety monitoring committee, or DMC, overseeing the clinical study at issue or any other regulatory authorities due to a number of factors, including, among others:

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

Positive results from completed Phase 1 and Phase 2 clinical studies of bempedoic acid are not necessarily predictive of the results of our ongoing global pivotal Phase 3 LDL-C lowering studies and CLEAR Outcomes CVOT of bempedoic acid or our pivotal Phase 3 bridging study for the bempedoic acid / ezetimibe combination, nor do they guarantee approval of the bempedoic acid / ezetimibe combination or bempedoic acid by the FDA, EMA or any other regulatory agency. If we cannot replicate the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid in our ongoing and planned clinical studies and CVOT, we may be unable to successfully develop, obtain regulatory approval for and commercialize the bempedoic acid / ezetimibe combination or bempedoic acid.

There is a high failure rate for drugs proceeding through clinical studies. Even if we are able to complete our ongoing global pivotal Phase 3 LDL-C studies, CLEAR Outcomes CVOT, pivotal Phase 3 bridging study for the bempedoic acid /

ezetimibe combination, and any potential additional Phase 3 clinical studies of bempedoic acid according to our current development timeline, the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid, including those of our Phase 2 PK/PD (1002-035) study completed in October 2016, may not be replicated in our ongoing global pivotal Phase 3 LDL-C studies, CLEAR Outcomes CVOT, or pivotal Phase 3 bridging study results, nor do they guarantee approval of the bempedoic acid / ezetimibe combination or bempedoic acid by the FDA, EMA or any other regulatory authorities in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA and/or EMA approval. If we fail to obtain positive results in our ongoing global pivotal Phase 3 LDL-C studies, CLEAR Outcomes CVOT, pivotal Phase 3 bridging study for the bempedoic acid / ezetimibe combination, and any potential additional Phase 3 clinical studies of bempedoic acid, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We reported top-line results from our Phase 2 (1002-008) clinical study in October 2014, our Phase 2 (1002-009) clinical study in March 2015, our Phase 2 (1002-014) exploratory clinical safety study in July 2015, and our Phase 2 PK/PD (1002-035) clinical study and Phase 1 PK (1002-037) study in October 2016. We held our End-of-Phase 2 meeting with the FDA in August 2015. In January 2016, we commenced our global pivotal Phase 3 long-term safety study (Study 1). We engaged in active dialogue in 2016 with the FDA and EMA to discuss our global pivotal Phase 3 clinical program for bempedoic acid and, based on that dialogue, announced our clinical development and regulatory plans for bempedoic acid in June 2016. We initiated our global pivotal Phase 3 LDL-C lowering efficacy studies and our CLEAR Outcomes CVOT in December 2016. In March 2017, we announced that the FDA confirmed that our global pivotal Phase 3 LDL-C lowering program is adequate to support approval of an LDL-C lowering indication for bempedoic acid, and reached an agreement with the FDA on the definition of statin intolerance. In June 2017, we announced that the FDA confirmed the regulatory pathway to approval for the bempedoic acid / ezetimibe combination pill. However, there is no guarantee that the FDA will view results from our Phase 3 bridging study or global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approval for the bempedoic acid / ezetimibe combination or bempedoic acid. We currently intend to submit an NDA for an LDL-C lowering indication for the bempedoic acid / ezetimibe combination through the abbreviated 505(b)(2) pathway by the first quarter of 2019 if we successfully complete our Phase 3 bridging study and our global pivotal Phase 3 LDL-C lowering program. We currently intend to submit an NDA for bempedoic acid for an LDL-C lowering indication in patients with hypercholesterolemia by the first quarter of 2019 if we successfully complete our global pivotal Phase 3 LDL-C lowering program.

In the event that FDA determines LDL-C lowering is no longer a surrogate endpoint for initial approval of the bempedoic acid / ezetimibe combination or bempedoic acid in the future, we would plan to submit our NDA for bempedoic acid (monotherapy) for a CV risk reduction indication on the basis of a completed and successful CVOT, which would include the results of the global pivotal Phase 3 LDL-C lowering program, by 2022. We expect that these clinical studies, plus any additional clinical studies that we undertake for the clinical development of the bempedoic acid / ezetimibe combination or bempedoic acid, will consume substantial additional financial resources. We expect that our existing cash and cash equivalents only will be sufficient to fund through the expected approvals of the bempedoic acid / ezetimibe combination pill and bempedoic acid in the first quarter of 2020. We will need to raise additional capital to continue to fund the further development and commercialization of the bempedoic acid / ezetimibe combination and bempedoic acid and our operations. Our future capital requirements may be substantial and will depend on many factors including:

•                  the scope, size, rate of progress, results and costs of completing our CLEAR Outcomes CVOT of bempedoic acid;

•                  the scope, size, rate of progress, results and costs of completing our global pivotal Phase 3 LDL-C lowering program of bempedoic acid, which currently includes multiple global pivotal Phase 3 clinical efficacy and safety studies;

•                  the scope, size, rate of progress, results and costs of clinical development of the bempedoic acid / ezetimibe combination pill for the same indications as bempedoic acid, including that of our pivotal Phase 3 bridging study;

•                  the cost, timing and outcome of our efforts to obtain marketing approval for the bempedoic acid / ezetimibe combination and bempedoic acid, including to fund the preparation and submission of two NDAs with the FDA and two MAAs with the EMA for the bempedoic acid / ezetimibe combination and bempedoic acid and to satisfy related FDA and EMA requirements;

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

Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our global pivotal Phase 3 clinical studies, our pivotal Phase 3 bridging study for the bempedoic acid / ezetimibe combination, or our CVOT of bempedoic acid may occur, which may result in changes to clinical study protocols or additional clinical study requirements, which could result in increased costs to us and could delay our development timeline.

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

Even though we completed enrollment of our global pivotal Phase 3 LDL-C lowering studies, we may not be able to identify and enroll the requisite number of patients in our Phase 3 bridging study, our CLEAR Outcomes CVOT, or any study that we undertake to support the development of our product candidates. Even if we are successful in enrolling patients, we may not ultimately be able to demonstrate sufficient clinical benefits from the bempedoic acid / ezetimibe combination and bempedoic acid, and our failure to do so may delay or hinder our ability to obtain FDA or EMA approval for these product candidates. We currently intend to submit NDAs in tandem for the bempedoic acid / ezetimibe combination and for bempedoic acid for LDL-C lowering indications by the first quarter of 2019 if we successfully complete our Phase 3 bridging study and Phase 3 LDL-C lowering program, based on the FDA’s recent guidance that these programs are adequate to support approval of an LDL-C lowering.  However, the FDA has indicated its position regarding an LDL-C lowering indication could be impacted by potential future changes in their view of LDL-C lowering as a surrogate endpoint or the possibility of a shift in the future standard-of-care for statin intolerant patients with hypercholesterolemia, and there is no guarantee that the FDA will view results from our Phase 3 bridging study and global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approvals of an LDL-C lowering indication. Conducting our CLEAR Outcomes

CVOT will be costly and time-consuming, and any requirement to complete the CVOT prior to approval of bempedoic acid would adversely affect our development timeline and financial condition.

We have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval application to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval.

We are developing bempedoic acid / ezetimibe combination for which we may seek FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2) would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain additional funding, which could result in significant dilution to the ownership interests of our existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that the bempedoic acid / ezetimibe combination will receive the requisite approvals for commercialization.

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

Guidelines and recommendations published by various organizations may adversely affect the FDA’s review of the bempedoic acid / ezetimibe combination and bempedoic acid for LDL-C lowering in patients or the use or commercial viability of the bempedoic acid / ezetimibe combination and bempedoic acid, if approved for any indication or patient population.

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

The use of the bempedoic acid / ezetimibe combination and bempedoic acid in clinical studies and the sale of the bempedoic acid / ezetimibe combination and bempedoic acid, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with the bempedoic acid / ezetimibe combination or bempedoic acid. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•                  withdrawal of patients from our clinical studies;

•                  substantial monetary awards to patients or other claimants;

•                  decreased demand for the bempedoic acid / ezetimibe combination or bempedoic acid or any future product candidates following marketing approval, if obtained;

•                  damage to our reputation and exposure to adverse publicity;

•                  increased FDA warnings on product labels;

•                  litigation costs;

•                  distraction of management’s attention from our primary business;

•                  loss of revenue; and

•                  the inability to successfully commercialize the bempedoic acid / ezetimibe combination or bempedoic acid or any future product candidates, if approved.

We maintain product liability insurance coverage for our clinical studies with a $10.0 million annual aggregate coverage limit, in addition to insurance coverage in specific local jurisdictions. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for the bempedoic acid / ezetimibe combination or bempedoic acid, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

Risks Related to the Securities Markets and Investment in our Common Stock

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, a purported securities class action lawsuit was filed in January 2016 naming us and certain of our officers as defendants. In December 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. In May 2017, the court denied plaintiffs’ motion to alter or amend that judgment. On June 19, 2017, plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. Additionally, in December 2016, a purported derivative action was filed in Delaware against certain of our directors and officers. Any lawsuit to which we or our directors or officers are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management. This proceeding and any others in which we may become involved could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

ESPERION THERAPEUTICS, INC.

November 7, 2017	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)