Form 10-K
period 2017-12-31
Esperion Therapeutics, Inc.
filed 2018-02-20
CIK 1434868

Use these links to rapidly review the document

PART IV
Esperion Therapeutics, Inc. Index to the Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017, based upon the closing price of $46.28 of the registrant's common stock as reported on the NASDAQ Global Market, was $807.0 million. Shares of the registrant's common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

          As of February 1, 2018, there were 26,499,269 shares of the registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant's 2018 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2017.

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

        The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

  •
  our ability to obtain regulatory approval for the bempedoic acid / ezetimibe combination pill and bempedoic acid, including statements related to specific clinical studies or clinical observations that will be required for such approval;

  •
  our ability to achieve clinical or regulatory milestones with our existing cash resources;

  •
  the design, timing or outcome of our Phase 3 clinical program for the bempedoic acid / ezetimibe combination pill and bempedoic acid;

  •
  the design, timing or outcome of our cardiovascular outcomes trial, or CVOT, of bempedoic acid;

  •
  the design, timing or outcome of our other clinical studies of the bempedoic acid / ezetimibe combination pill and bempedoic acid;

  •
  our ability to recruit and enroll patients, particularly statin intolerant patients, in any ongoing or future clinical study;

  •
  our ability to replicate positive results from a completed clinical study in a future clinical study;

  •
  our ability to fund our development programs with existing capital or our ability to raise additional capital in the future;

  •
  the potential benefits, effectiveness or safety of the bempedoic acid / ezetimibe combination pill and bempedoic acid, as compared to statins and other low density lipoprotein cholesterol, or LDL-C, lowering therapies, either those currently available or those in development;

  •
  our ability to respond and adhere to changes in regulatory requirements, including any requirement to conduct additional, unplanned clinical studies in connection with our pursuit of the bempedoic acid / ezetimibe combination pill or bempedoic acid as an LDL-C lowering therapy;

  •
  guidelines relating to LDL-C levels and cardiovascular risk that are generally accepted within the medical community, including recent changes and any future changes to such guidelines;

  •
  reimbursement policies, including any future changes to such policies or related government legislation, and their impact on our ability to market, distribute and obtain payment for the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved;

  •
  the accuracy of our estimates of the size and growth potential of the LDL-C lowering market and the rate and degree of the bempedoic acid / ezetimibe combination pill or bempedoic acid's market acceptance, if approved;

  •
  our ability to obtain and maintain intellectual property protection for the bempedoic acid / ezetimibe combination pill or bempedoic acid without infringing on the intellectual property rights of others;

  •
  the loss of any of our key scientific or management personnel;

  •
  our intention to seek to establish strategic relationships or partnerships; and

  •
  our ability to compete with other companies that are, or may be, developing or selling products that may compete with the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved.

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

Item 1.    Business

Overview

        We are the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, convenient, cost-effective, once-daily, oral therapies for the treatment of patients with elevated LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. Bempedoic acid and our lead product candidate, the bempedoic acid / ezetimibe combination pill, are targeted therapies that have been shown to significantly reduce elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

        The clinical development program for the bempedoic acid / ezetimibe combination pill consists of a single pivotal Phase 3 clinical study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease, or ASCVD, and/or heterozygous familial hypercholesterolemia, or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017 and we expect to report top-line results in August 2018.

        The global pivotal Phase 3 clinical development program for bempedoic acid, consisting of four clinical studies, fully enrolled approximately 3,600 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose of a statin, and can be considered statin intolerant. In March 2018, we expect to report top-line results from the first of the Phase 3 studies, Study 4 (1002-048). In May 2018, we expect to report top-line results from the 52-week long-term safety study, Study 1 (1002-040), and top-line results from Study 3 (1002-046). In September 2018, top-line results are expected from Study 2 (1002-047).

        We intend to use positive results from our Phase 3 bempedoic acid / ezetimibe combination pill and bempedoic acid programs with a total of 4,000 patients to support our global regulatory submissions for tandem LDL-C lowering indications in the U.S. by the first quarter of 2019 and in Europe by the second quarter of 2019.

        We are also conducting a global cardiovascular outcomes trial, or CVOT,—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, for bempedoic acid in patients with hypercholesterolemia and high CVD risk and who can be considered statin intolerant. We initiated the CLEAR Outcomes CVOT in December 2016, and intend to use positive results from this CVOT to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

        In December 2017, we submitted an investigational new drug, or IND, application to the Food and Drug Administration, or FDA, for a reformulated tablet of bempedoic acid for a nonalcoholic steatohepatitis, or NASH, indication, which was accepted in January 2018.

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

Bempedoic Acid / Ezetimibe Combination Pill

        Through the complementary mechanisms of action of inhibition of cholesterol synthesis (bempedoic acid) and inhibition of cholesterol absorption (ezetimibe), the bempedoic acid / ezetimibe combination pill is our lead, non-statin, orally available, once-daily, LDL-C lowering therapy. Inhibition of ATP Citrate Lyase, or ACL, by bempedoic acid reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Inhibition of Niemann-Pick C1-Like 1 by ezetimibe results in reduced absorption of cholesterol from the gastrointestinal tract, thereby reducing delivery of cholesterol to the liver, which in turn upregulates the LDL receptors. Previously completed Phase 2 data demonstrated that this safe and well tolerated combination results in a 48 percent lowering of LDL-C, a 26 percent reduction in high sensitivity C-reactive protein, or hsCRP, and may potentially be associated with a lower occurrence of muscle-related side effects. The bempedoic acid / ezetimibe combination pill is being developed for patients at high CVD risk with hypercholesterolemia.

Bempedoic Acid

        With a targeted mechanism of action, bempedoic acid is a first-in-class, complementary, orally available, once-daily ACL inhibitor that reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor, and may potentially be associated with a lower occurrence of muscle-related side effects. Completed Phase 1 and 2 studies conducted in more than 1,300 patients and over 800 patients treated with bempedoic acid have produced clinically relevant LDL-C lowering results of up to 30 percent as monotherapy and an incremental 20+ percent when added to stable statin therapy. Bempedoic acid is being developed for patients at high CVD risk with hypercholesterolemia. We acquired the rights to bempedoic acid from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid and we are not obligated to make any royalty or milestone payments to Pfizer.

  Mechanism of Action

        In November 2016, we announced the publication of "Liver-specific ATP Citrate Lyase inhibition by bempedoic acid decreases LDL-C and attenuates atherosclerosis," by Pinkosky et al., in Nature Communications. The paper systematically outlines the experiments and analyses undertaken by us and our collaborators to fully understand the mechanism of action for how bempedoic acid reduces LDL-C, including its specificity for the liver. Bempedoic acid is a prodrug that once activated, inhibits ACL, an enzyme upstream of HMG-CoA reductase (the molecular target of statins) in the cholesterol synthesis pathway. Like statins, bempedoic acid decreases cholesterol synthesis in the liver, which results in decreased intracellular cholesterol, up-regulation of LDL receptor activity and increased LDL-C clearance from the blood. Although bempedoic acid and statins both inhibit cholesterol synthesis in the liver, an important differentiating feature is that, unlike statins, bempedoic acid is inactive in skeletal muscle. Specifically, bempedoic acid is a prodrug which requires activation by a specific enzyme, very long-chain acyl-CoA synthetase, or ACSVL1, to convert bempedoic acid to its CoA activated form. This enzyme is present in the liver but not in skeletal muscle. Therefore, bempedoic acid does not inhibit the cholesterol biosynthesis pathway in skeletal muscle, thus providing a mechanistic basis for reduced potential for muscle-related adverse effects. Bempedoic acid has been shown to provide incremental lowering of LDL-C when used in combination with both ezetimibe and statins at all doses.

  Cardiovascular Disease and Elevated LDL-C

        Cardiovascular disease, which results in heart attacks, strokes and other cardiovascular events, represents the number one cause of death and disability in western societies. The American Heart Association, or AHA, estimates that approximately 800,000 deaths in the United States were caused by cardiovascular disease in 2013.

        Elevated LDL-C is well-accepted as a significant risk factor for cardiovascular disease and the CDC estimates that 78 million U.S. adults have elevated levels of LDL-C. A consequence of elevated LDL-C is atherosclerosis, which is a disease characterized by the deposition of excess cholesterol and other lipids in the walls of arteries as plaque. The development of atherosclerotic plaques often leads to cardiovascular disease. The risk relationship between elevated LDL-C and cardiovascular disease was first defined by the Framingham Heart Study, which commenced in 1948 to define factors that contributed to the development of cardiovascular disease. The study enrolled participants who did not have any form of cardiovascular disease and followed them over a long period of time. Elevated LDL-C was identified early on as key risk factor for the eventual development of cardiovascular disease.

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

        In November 2013, the American College of Cardiology, or ACC, and the AHA issued new guidelines for the treatment of elevated cholesterol. For the first time in more than 20 years, the guidelines did not include specific, numerical LDL-C treatment goals for patients with elevated LDL-C. However, the guidelines strongly recommend the use of more potent statins and intensive statin therapy in patients with elevated LDL-C. The guidelines also significantly expanded the number of patients eligible for statin therapy, including patients with a history of cardiovascular disease including stroke, patients with both Type 1 and Type 2 diabetes, all patients with LDL-C ≥ 190 mg/dL and patients with a 10-year risk of > 7.5% of developing cardiovascular disease. Also for the first time, the guidelines acknowledge the existence of statin intolerance, and incorporate statin intolerance into the consideration of treatment choices and into the evaluation of statin safety.

        Other organizations continue to utilize goals of treatment in their guidelines. The National Lipid Association, or NLA, guidelines established < 100 mg/dL as the LDL-C goal of treatment for patients at low, moderate and high risk. Patients considered to be at very high risk have a goal of < 70 mg/dL of LDL-C. The International Atherosclerosis Society has recommended optimal LDL-C levels of < 100 mg/dL for patients who have not had a cardiovascular event, and < 70 mg/dl for patients who have had a cardiovascular event. It is anticipated that the ACC and AHA will be issuing new guidelines on "the treatment of blood cholesterol to reduce atherosclerotic cardiovascular risk in adults" by the first quarter of 2019.

Patients with HeFH and/or ASCVD who need additional lowering of LDL-C—Market Opportunity for the Bempedoic Acid / Ezetimibe Combination Pill and Bempedoic Acid

        We are pursuing development of the bempedoic acid / ezetimibe combination pill and bempedoic acid as an add-on to maximally tolerated statin therapy for patients with ASCVD and/or HeFH who require additional lowering of LDL-C. Included within the ASCVD and HeFH patient populations are patients who are only able to tolerate less than the lowest approved daily starting dose of a statin and can be considered statin intolerant. The severity of elevated LDL-C in these patients, their level of CVD risk and their therapeutic options all vary widely.

        Patients with ASCVD and persistently elevated LDL-C despite maximally tolerated statin therapy represent a large population with important unmet medical needs. In a retrospective analysis of United States data, approximately one-third of high-risk patients treated with statin monotherapy for more than three months failed to achieve LDL-C target levels of < 100mg/dL, and more than three-quarters did not achieve the more stringent goal of < 70 mg/dL. It is estimated that approximately 8.6 million patients in the United States and approximately 8.4 million patients in Europe currently taking statins require additional LDL-C lowering.

        Muscle pain or weakness is the most common side effect experienced by statin users and the most common cause for discontinuing therapy. Moreover, a significant proportion of patients remain on statin therapy despite experiencing muscle-related side effects, and would require additional LDL-C lowering therapies to help them achieve their LDL-C treatment goals. Accordingly, we believe that in the presence of a safe and effective complementary, non-statin, oral, once-daily, small molecule LDL-C lowering therapy, the statin intolerant market could grow substantially. Approximately 3.5 million patients in the United States and approximately 3.3 million patients in Europe are estimated to only able to tolerate less than the lowest approved daily starting dose of their statin and are therefore considered to be statin intolerant.

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
Proprotein convertase subtilisin kexin 9 (PCSK9) inhibitors

Alirocumab: Reduction in LDL-C as adjunct to maximally tolerated statin therapy in patients with HeFH and/or ASCVD

Evolocumab: Reduction in risk of myocardial infarction, stroke, and coronary revascularization in adults with established cardiovascular disease; Reduction in LDL-C alone or in combination with other lipid-lowering therapies for adults with primary hyperlipidemia

		Up to 54% (monotherapy)	• High cost as biologic, injectable route of administration • No effect on hsCRP • Ongoing CVOT

(1)
Welchol®, a bile acid sequestrant, is also approved for improving glycemic control in adults with Type 2 diabetes.

  Other Approved Therapies for Specific Populations

        A small subpopulation of patients with extremely elevated levels of LDL-C, estimated to be approximately 900 patients in the U.S., suffer from homozygous familial hypercholesterolemia, or HoFH. HoFH is a serious and rare genetic disease and patients with HoFH lack or have dysfunctional LDL-receptors and cannot remove LDL-particles and LDL-C from the blood. As a result, untreated HoFH patients typically have LDL-C levels in the range of 450 mg/dL to 1,000 mg/dL. Microsomal triglyceride transfer protein, or MTP inhibitors, a PCSK9 inhibitor and an apolipoprotein B, or ApoB, antisense oligonucleotide are approved therapies to lower elevated LDL-C levels in patients with a clinical or laboratory diagnosis of HoFH. Given the serious safety concerns with the MTP inhibitor and ApoB antisense oligonucleotide, specifically hepatotoxicity, the FDA has restricted their usage to this narrow subpopulation.

  Statin Therapy

        Statins are the standard of care for patients with hypercholesterolemia today and are highly effective at lowering LDL-C. This class of drugs includes atorvastatin calcium, marketed as Lipitor®, the most prescribed LDL-C lowering drug in the world.

        Statins are selective, competitive inhibitors of HMG-CoA reductase, a rate-limiting enzyme in the cholesterol biosynthesis pathway in liver cells. Statin inhibition of cholesterol synthesis increases the number of LDL receptors on the surface of liver cells. This increase in LDL receptors increases uptake of LDL particles into liver cells from the blood, thus lowering LDL-C levels. Statins are also thought to have a potential effect on cholesterol synthesis in skeletal muscle. This effect could be linked to the myalgia associated with statin use as seen in certain patients with statin intolerance.

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

Approved Therapies

  PCSK9 Inhibitors

        Proprotein convertase subtilisin kexin type 9, or PCSK9, inhibitors, an enzyme involved in the degradation of LDL receptors, are injectable, monoclonal antibodies to lower LDL-C. In 2015 the FDA approved two PCSK9 inhibitors: alirocumab, which was developed by Sanofi and Regeneron Pharmaceuticals, and evolocumab, which was developed by Amgen, Inc. These therapies were originally approved as an adjunct to diet and maximally tolerated statin therapy for patients with HeFH and/or ASCVD that require additional lowering of LDL-C. Additionally, evolocumab was approved as an adjunct to diet and other LDL-C lowering therapies for patients with HoFH. In 2016, Pfizer discontinued development of its PCSK9 inhibitor, bococizumab, due to unanticipated attenuation of LDL-C lowering over time in its Phase 3 studies. In February 2017, Amgen announced top-line results for the FOURIER (Further Cardiovascular OUtcomes Research with PCSK9 Inhibition in Subjects with Elevated Risk) CVOT where evolocumab significantly reduced the risk of cardiovascular events. Full results of FOURIER were presented at the Scientific Sessions of the American College of Cardiology in March 2017, and were published in the New England Journal of Medicine in March 2017. In

December 2017, based upon the results of the FOURIER study, the indications for the use of evolocumab were updated to include reduction in risk of myocardial infarction, stroke and coronary revascularization in adults with established cardiovascular disease, and for use alone or in combination with other lipid-lowering therapies to reduce LDL-C in adults with primary hyperlipidemia.

        It is expected that the top-line and full results of the ODYSSEY Outcomes CVOT, a cardiovascular outcomes study being conducted by Sanofi and Regeneron to evaluate whether alirocumab reduces the risk of cardiovascular disease, will be announced in the first quarter of 2018.

        As described in currently approved U.S. prescribing information, PCSK9 inhibitors have demonstrated reductions of LDL-C when added on to maximally tolerated statin therapy in patients with HeFH and/or ASCVD of up to 64%. When PCSK9 inhibitors were used in patients with hypercholesterolemia considered to be statin intolerant, LDL-C levels were reduced by 45-56%. On December 1, 2017, it was announced that, based on the results of FOURIER, the U.S. prescribing information for evolocumab now includes an indication for the reduction in risk of myocardial infarction, stroke and coronary revascularization in patients with established cardiovascular disease. In addition, evolocumab is indicated for use alone or in combination with other lipid-lowering agents for patient with primary hyperlipidemia, including familial and nonfamilial hypercholesterolemia. Notwithstanding the LDL-C lowering efficacy of PCSK9 inhibitors, we believe their adoption by patients, physicians, and payors could be adversely impacted by their higher cost and their injectable route of administration.

Additional Therapies in Development

  PCSK9 Inhibitors

        The Medicines Company/Alnylam are developing inclisiran, which is currently in Phase 3 clinical studies of eighteen months in length. Unlike the PCSK9 antibodies from Sanofi/Regeneron and Amgen, inclisiran is a long-acting RNA interference therapeutic agent that inhibits the synthesis of PCSK9. Findings from clinical studies suggest that inclisiran may be dosed every 6 months, with a 3 month timeframe only between first and second dose. Like the PCSK9 antibodies, inclisiran is an injectable therapy.

Clinical Experience

        To date, bempedoic acid has been studied in approximately 800 patients across multiple hypercholesterolemia patient populations: patients with elevated LDL-C levels; patients with Type 2 diabetes and elevated LDL-C levels; patients with elevated LDL-C levels and a history of statin intolerance; patients with elevated LDL-C levels taking low, moderate and high doses of the most commonly prescribed statins; and patients with both elevated LDL-C and hypertension. The individual design and results of each of the completed Phase 2 clinical studies of bempedoic acid are summarized below.

Completed Clinical Studies

        To date, we have completed the following Phase 2 clinical studies of bempedoic acid:

			Subjects
		Treatment Duration
Description	Title		Total	Treated
1002-038	Phase 2 clinical efficacy and safety study of the bempedoic acid / ezetimibe combination plus atorvastatin in patients with hypercholesterolemia	6 weeks	63	43
	A randomized, double-blind, placebo-controlled study that evaluated 180 mg of bempedoic acid, 10 mg of ezetimibe, and 20 mg of atorvastatin in patients with hypercholesterolemia
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
1002-008	Phase 2 clinical study of safety and efficacy in patients with elevated LDL-C, with or without a history of statin intolerance	12 Weeks	349	249

	A randomized, double-blind, parallel-group, multicenter study to evaluate the efficacy and safety of bempedoic acid monotherapy, ezetimibe monotherapy, and the combination of bempedoic acid and ezetimibe in patients with elevated LDL-C, with or without statin intolerance

			Subjects
		Treatment Duration
Description	Title		Total	Treated
1002-007	Phase 2 clinical study of safety and pharmacokinetic interaction in patients with elevated LDL-C on a background of atorvastatin 10 mg	8 Weeks	58	42

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

	Placebo-controlled, randomized, double-blind, parallel group, multicenter clinical study to evaluate the LDL-C lowering efficacy and safety of bempedoic acid in patients with elevated LDL-C and either normal or elevated triglycerides

        Overall, bempedoic acid has been well-tolerated and associated with no dose-limiting adverse events, or AEs, in approximately 800 patients who received bempedoic acid.

  Phase 2 Clinical Studies Completed in 2017

  1002-038—Phase 2 efficacy and safety study of the bempedoic acid / ezetimibe combination plus atorvastatin in patients with hypercholesterolemia

        On August 8, 2017, we announced top-line results from the Phase 2 clinical study (1002-038), also known as the triplet oral therapy study. The six-week, Phase 2, randomized, double-blind, placebo-controlled study evaluated the efficacy and safety of bempedoic acid 180 mg, ezetimibe 10 mg and atorvastatin 20 mg (the "bempedoic acid / ezetimibe combination plus atorvastatin", or "Combo + Statin"), versus placebo, in patients with hypercholesterolemia. The primary objective of the study was to assess the LDL-C lowering efficacy of the bempedoic acid / ezetimibe combination plus atorvastatin versus placebo. Secondary objectives included assessing the percent of treated patients achieving a reduction in LDL-C levels of ≥ 50%, the percent of treated patients reaching LDL-C levels of < 70 mg/d, assessment of the effect of the bempedoic acid / ezetimibe combination plus atorvastatin therapy on additional lipid and cardiometabolic risk markers, including total cholesterol, apoB, non-high-density lipoprotein-cholesterol, or non-HDL-C, and hsCRP, and assessment of the safety and tolerability of the bempedoic acid / ezetimibe combination plus atorvastatin therapy, including muscle-related adverse events, or AEs. Prior to randomization, patients were washed out of all lipid-lowering therapies for six weeks. 43 patients received the bempedoic acid / ezetimibe combination plus atorvastatin and 20 patients received placebo. While analyses of the complete efficacy and safety results from 100-038 are ongoing, the top-line results are summarized as follows:

LDL-Cholesterol Percent Change from Baseline to Week 6 Endpoint

				Percent Change from Baseline
	Number of Patients	LDL-C Baseline Mean (SD) mg/dL	LDL-C Week 6 Endpoint Mean (SD) mg/dL
Treatment Group				LS Mean (SE)	P Value
Combo + Statin	41	154 (18)	56 (17)	–64% (1.7)	<0.001
Placebo	20	156 (14)	152 (27)	–3% (3.34)	—

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

  •
  95% of patients treated with the bempedoic acid / ezetimibe combination plus atorvastatin achieved an LDL-C reduction of ≥ 50%. 90% of the treated patients with the bempedoic acid / ezetimibe combination plus atorvastatin achieved an LDL-C level of < 70 mg/dL.

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

Overall Safety Observations

        To date, in completed studies, approximately 800 patients have been treated with bempedoic acid for periods of up to 12 weeks at maximum repeated doses of 240 mg per day. Bempedoic acid has been safe and well-tolerated with no dose-limiting side effects identified to date in our ongoing or completed clinical studies. No clinical safety trends have emerged to date.

Study	Phase	Patient Population	Study Design	Duration	Patients (Treated)	Doses	LDL Lowering Efficacy (placebo corrected)
1002-038	Phase 2	Elevated LDL-C	Placebo controlled	6 weeks	63 (43)	180 mg bempedoic acid, 10 mg ezetimibe, 20 mg atorvastatin	Up to 64%
1002-035	Phase 2	Elevated LDL-C	Placebo controlled, 80 mg atorvastatin	4 weeks	68 (45)	180 mg	Up to 22%
1002-014	Phase 2	Elevated LDL-C; hypertension	Placebo controlled	6 weeks	143 (71)	180mg	Up to 24%
1002-009	Phase 2	Elevated LDL-C; statin add-on	Placebo controlled,	12 weeks	134 (89)	120mg, 180mg	Up to 20%
1002-008	Phase 2	Elevated LDL-C; statin intolerant and tolerant	Monotherapy and in combination with ezetimibe	12 weeks	349 (250)	120 mg, 180 mg	Up to 30% Up to 48%
1002-007	Phase 2	Elevated LDL-C; statin add-on	Placebo controlled, 10 mg atorvastatin	8 weeks	58 (42)	60, 120, 180, 240 mg	Up to 22%
1002-006	Phase 2	Elevated LDL-C; statin intolerant	Placebo controlled	8 weeks	56 (37)	60, 120, 180, 240 mg	Up to 29%
1002-005	Phase 2	Elevated LDL-C; T2DM	Placebo controlled	4 weeks	60 (30)	80, 120 mg	Up to 39%
1002-004	Phase 1	Healthy subjects	Multiple ascending dose, PK	2 weeks	24 (18)	40, 180, 220 mg	Up to 36%
1002-003	Phase 2	Elevated LDL-C	Placebo controlled	12 weeks	177 (133)	40, 80, 120 mg	Up to 25%
1002-002	Phase 1	Healthy subjects	Multiple ascending dose, PK/PD	2/4 weeks	53 (39)	20, 60, 100, 120 mg	Up to 17%
1002-001	Phase 1	Healthy subjects	Single dose, PK	Single dose	18 (18)	2.5, 10, 45, 125, 250 mg	Not applicable

Ongoing Clinical Studies

  1002FDC-053—Phase 3 efficacy and safety study of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia

        On November 6, 2017, we announced the initiation of the pivotal Phase 3 clinical study to assess the efficacy and safety of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia and ASCVD and/or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. The 12-week, pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel-dose study consists of four treatment arms evaluating the efficacy and safety of a once-daily, oral, fixed dose combination pill of 180 mg of bempedoic acid and 10 mg of ezetimibe versus placebo, 180 mg of bempedoic acid alone and 10 mg of ezetimibe alone. The study is expected to enroll approximately 350 patients at up to 125 U.S. sites. The co-primary objectives of the study are to assess LDL-C lowering efficacy in patients treated with the bempedoic acid / ezetimibe combination pill versus placebo, 180 mg of bempedoic acid and 10 mg of ezetimibe alone. Secondary objectives include assessing the safety and tolerability of the bempedoic acid / ezetimibe combination pill versus placebo, 180 mg of bempedoic acid and 10 mg of ezetimibe alone and effects on other risk markers, including hsCRP, non-HDL-C, apoB and total cholesterol. We expect to report top-line results in August 2018.

  Study 1—Global pivotal Phase 3 long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy

        Study 1 is a 52-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the long-term safety and tolerability of bempedoic acid 180 mg versus placebo in high CVD risk patients with hypercholesterolemia and with ASCVD and/or HeFH whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are taking maximally tolerated statin therapy. The study enrolled 2,230 patients at approximately 100 sites in the U.S., Canada and Europe. The primary objective is to assess safety and tolerability of patients treated with bempedoic acid for 52 weeks. Secondary objectives include assessing the LDL-C lowering efficacy of bempedoic acid on top of maximally tolerated statin and other lipid-modifying therapies at 12, 24 and 52 weeks versus placebo. Effects on other risk markers, including non-high-density lipoprotein, or non-HDL-C, total cholesterol, apolipoprotein B, or apoB, and hsCRP, will also be evaluated. We expect to report top-line results in May 2018.

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

  Study 2—Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy

        Study 2 is a 52-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of bempedoic acid 180 mg versus placebo in high CVD risk patients with hypercholesterolemia with ASCVD and/or HeFH, whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are taking maximally tolerated statin therapy. This study enrolled 779 patients at approximately 125 sites in the U.S., Canada and Europe. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo. Secondary objectives include evaluating the 24-week LDL-C lowering efficacy, and 52-week safety and tolerability of bempedoic acid versus placebo. Effects on other risk markers, including non-HDL-C, total cholesterol, apoB, and hsCRP, will also be evaluated. We expect to report top-line results in September 2018.

  Study 3—Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy, including patients considered statin intolerant

        Study 3 is a 24-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of bempedoic acid 180 mg versus placebo in high CVD risk patients with ASCVD and/or HeFH, or who are high risk primary prevention, whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are only able to tolerate less than the lowest approved daily starting dose of a statin and can be considered statin intolerant. This study enrolled 345 patients at approximately 70 sites in the U.S. and Canada. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo. Secondary objectives include evaluating the 24-week LDL-C lowering efficacy, safety and tolerability of bempedoic acid versus placebo and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. We expect to report top-line results in May 2018.

  Study 4—Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy, including ezetimibe, and patients considered statin intolerant

        Study 4 is a 12-week global pivotal Phase 3 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of bempedoic acid 180 mg versus placebo as an add-on to ezetimibe 10 mg in high CVD risk patients with ASCVD and/or HeFH, whose LDL-C is not adequately controlled with current lipid-modifying therapies, including ezetimibe, and who are only able to tolerate the lowest or less than the lowest approved daily starting dose of a statin and can be considered statin intolerant. This study enrolled 269 patients at approximately 75 sites in the U.S., Canada and Europe. The primary objective is to assess the 12-week LDL-C lowering efficacy of patients treated with bempedoic acid versus placebo when added to ezetimibe. Secondary objectives include evaluating safety and tolerability of bempedoic acid when added to ezetimibe, and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. We expect to report top-line results in March 2018.

  Global Cardiovascular Outcomes Trial—CLEAR Outcomes

        CLEAR Outcomes is an event driven, global, randomized, double-blind, placebo-controlled study to assess the effects of bempedoic acid in patients with ASCVD and/or HeFH, or who are at high risk for CVD, with hypercholesterolemia and who are only able to tolerate less than the lowest approved daily starting dose of a statin and can be considered statin intolerant. The CLEAR Outcomes CVOT is expected to enroll approximately 12,600 patients with ASCVD or at high risk for CVD in up to 1,000 sites in approximately 30 countries. The study is expected to enroll over a 30 month period with a total estimated study duration of approximately 4.75 years. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years. Patients enrolling in the study will be required to have a history of, or be at high risk for, CVD with LDL-C levels greater than 100 mg/dL despite background lipid-lowering therapy, resulting in an expected average baseline LDL-C level in all patients of approximately 135 mg/dL. The primary efficacy endpoint of the event-driven global study is the effect of bempedoic acid versus placebo on the risk of major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). We initiated CLEAR Outcomes in December 2016, and the study is intended to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

  1002-039—Phase 2 efficacy and safety study of bempedoic acid when added-on to an injectable proprotein convertase subtilisin/kexin type 9 inhibitor in patients with hypercholesterolemia

        On July 26, 2017, we announced the initiation of the Phase 2 clinical study to assess the efficacy and safety of bempedoic acid when added-on to an injectable PCSK9i therapy. The eight-week, Phase 2, randomized, double-blind, placebo-controlled study will evaluate the efficacy and safety of once-daily, oral bempedoic acid 180 mg and once-monthly injection of Repatha® (evolocumab) 420 mg versus placebo and once-monthly injection of Repatha® 420 mg. The study enrolled 59 patients with hypercholesterolemia at approximately 20 sites across the U.S. The primary objective of the study is to assess the incremental LDL-C lowering efficacy of bempedoic acid versus placebo in patients receiving PCSK9i therapy. Secondary objectives include assessing the safety and tolerability of bempedoic acid versus placebo in patients on PCSK9i therapy and effects on other risk markers, including non-HDL-C, total cholesterol, apoB and hsCRP. This non-registrational study will assess the incremental LDL-C lowering efficacy and continued safety and tolerability of a once-daily, oral bempedoic acid pill added-on to an injectable biologic therapy in patients with elevated LDL-C levels. We expect to report top-line results in March 2018.

Research and Development Expenses

        Research and development expenses for the year ended December 31, 2017, were $147.6 million.

Sales and Marketing

        Given our stage of development, we have not yet established a commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company. To develop the appropriate commercial infrastructure to launch the bempedoic acid / ezetimibe combination pill and bempedoic acid in the United States, if approved, as a treatment for patients with elevated LDL-C, we would need to invest significant financial and managerial resources. We engage in partnering discussions with third parties from time to time. If we elect to seek approval and launch commercial sales of the bempedoic acid / ezetimibe combination pill and bempedoic acid outside of the United States or for broader patient populations in the United States, including patients who are unable to reach their LDL-C goal with a statin therapy, we may either do so on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

Manufacturing and Supply

        Bempedoic acid is a small molecule drug that is synthesized from readily available raw materials using conventional chemical processes. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce both drug substances and drug products required for our clinical studies. All lots of drug substance and drug product used in clinical studies are manufactured under current good manufacturing practices. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved.

Licenses

        In April 2008, we entered into an asset transfer agreement with Pfizer pursuant to which we acquired all intellectual property owned by Pfizer relating exclusively to the bempedoic acid program. We also entered into a license agreement providing a worldwide, exclusive, fully paid-up license of certain residual background intellectual property not transferred pursuant to the asset transfer agreement, and we granted Pfizer a worldwide, exclusive, fully paid-up license to certain patent rights owned or controlled by us relating to development programs other than bempedoic acid. The license to us covers the development, manufacturing and commercialization of bempedoic acid. There are no restrictions or limitations and we may grant sublicenses under the license agreements. Pfizer is not entitled to any royalties, milestones or any similar development or commercialization payments under the terms of the agreements, and the licenses granted are irrevocable and may not be terminated for any cause, including intentional breaches or breaches caused by gross negligence.

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

        Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of the bempedoic acid / ezetimibe combination pill, bempedoic acid and our other development programs.

        As of December 31, 2017, our patent estate, including patents we own, on a worldwide basis, included approximately 23 issued United States patents and 6 pending United States patent applications and 18 issued patents and 40 pending patent applications in other foreign jurisdictions. Of our worldwide patents and pending applications, only a subset relates to our small molecule program. Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent Nos. 9,000,041, 8,497,301 and 9,624,152 claim methods of using bempedoic acid. We also have a pending U.S. patent application directed to bempedoic acid. There are currently six issued patents and one pending application in countries outside the United States that relate to bempedoic acid.

        A subset of this portfolio relates to our bempedoic acid / ezetimibe combination pill and bempedoic acid and one or more statins. We have 17 pending applications outside the U.S., and one inside the U.S., with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination. Additionally, we own one pending U.S. application directed to the manufacturing of our bempedoic acid / ezetimibe combination pill. We also have 17 pending application outside the United States, and one inside the U.S., with claims directed to methods of treatment using a fixed dose combination of bempedoic acid and one or more statins.

        In addition to the patents we own, we also hold an exclusive, worldwide, fully paid-up license on any residual background intellectual property not transferred from Pfizer in the asset transfer.

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

        Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. See "Risk Factors—Risks Related to our Business and the Clinical Development and Commercialization of Our Product Candidates—Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved, will be materially adversely affected."

Regulatory Matters

  Government Regulation and Product Approval

        Government authorities in the United States at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates, including the bempedoic acid / ezetimibe combination pill and bempedoic acid, must be approved by the FDA through the NDA process before they may legally be marketed in the United States.

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

Employees

        As of December 31, 2017, we had 57 full-time employees. Three of our employees have Ph.D. degrees and two have M.D. degrees. 38 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

        Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 7,900 square feet of office space. We lease and occupy an additional 5,500 square feet of office space in Ann Arbor, Michigan to support our clinical development operations. We believe our current facilities will be sufficient to meet our needs until expiration.

Legal Proceedings

        On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff's motion to alter or amend the judgement. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017.

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

        The bempedoic acid / ezetimibe combination pill and bempedoic acid are our only product candidates in clinical development, and our business depends almost entirely on their successful clinical development, regulatory approvals and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. The bempedoic acid / ezetimibe combination pill and bempedoic acid may require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence their commercialization. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources beyond the proceeds we have raised, and may include post-marketing studies and surveillance, including a Risk Evaluation and Mitigation Strategy, or REMS program. Of the large number of drugs in development in the U.S., only a small percentage successfully complete the approval process at the FDA, EMA or any other foreign regulatory agency, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that the bempedoic acid / ezetimibe combination pill and bempedoic acid or any other of our product candidates will be successfully developed or commercialized.

        We are not permitted to market our product candidates in the U.S. or Europe until we receive approval of an NDA from the FDA, a MAA from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA or MAA for the bempedoic acid / ezetimibe combination pill to treat patients with hypercholesterolemia, we initiated and intend to complete the pivotal Phase 3 clinical study (1002FDC-053) in addition to the global pivotal Phase 3 LDL-C lowering program for bempedoic acid, to support an NDA submission for an LDL-C lowering indication. As a condition to submitting an NDA or MAA for bempedoic acid to treat patients with hypercholesterolemia, we have currently completed nine Phase 2 clinical studies and expect to complete the global pivotal Phase 3 LDL-C lowering efficacy and safety studies to support an NDA submission for an LDL-C lowering indication, and to complete the CLEAR Outcomes CVOT to support an NDA submission for a CVD risk reduction indication.

        Additionally, we currently intend to submit NDAs in tandem for the bempedoic acid / ezetimibe combination pill and for bempedoic acid for LDL-C lowering indications by the first quarter of 2019 if we successfully complete our Phase 3 1002FDC-053 clinical study and Phase 3 LDL-C lowering program, based on the FDA's recent guidance that these programs are adequate to support approval of an LDL-C lowering indication. However, there is no guarantee that the FDA will view results from our Phase 3 1002FDC-053 clinical study or global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approval of an LDL-C lowering indication for the bempedoic acid / ezetimibe combination pill or bempedoic acid. In the event that FDA determines LDL-C lowering is no longer a surrogate endpoint for initial approval of the bempedoic acid / ezetimibe combination pill or bempedoic acid in the future, we would plan to submit our NDA for bempedoic acid with a proposed indication of CV risk reduction in statin intolerant patients on the basis of a completed and successful CLEAR Outcomes CVOT, which would include the results of the global pivotal Phase 3 LDL-C lowering program, by 2022. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of the bempedoic acid / ezetimibe combination pill and bempedoic acid for many reasons, including, among others:

  •
  the FDA, EMA or any other regulatory authorities may change their approval policies or adopt new regulations, including with respect to whether LDL-C lowering is a surrogate endpoint for initial approval of the bempedoic acid / ezetimibe combination pill or bempedoic acid;

  •
  the FDA, EMA or any other regulatory authorities may change their approval policies for an LDL-C lowering indication for the bempedoic acid / ezetimibe combination pill or bempedoic acid if there is a shift in the future standard-of-care for statin intolerant patients with hypercholesterolemia;

  •
  we may not be able to demonstrate that the bempedoic acid / ezetimibe combination pill and bempedoic acid are safe and effective in treating patients with hypercholesterolemia to the satisfaction of the FDA, EMA or any other regulatory agency;

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

  •
  the FDA, EMA or any other regulatory agency may not approve the formulation, specifications or labeling of the bempedoic acid / ezetimibe combination pill or bempedoic acid;

  •
  the clinical research organizations, or CROs, that we retain to conduct our clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

  •
  the FDA, EMA or any other regulatory agency may find the data from preclinical studies and clinical studies insufficient to demonstrate that the clinical and other benefits of the bempedoic acid / ezetimibe combination pill or bempedoic acid outweigh the safety risks;

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

        Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market the bempedoic acid / ezetimibe combination pill and bempedoic acid. Moreover, because our business is almost entirely dependent upon these product candidates, any setback in our pursuit of its regulatory approval would have a material adverse effect on our business and prospects.

        The development and approvals required for the approval of the bempedoic acid / ezetimibe combination pill are substantially identical to those for bempedoic acid, and the risks relating to the clinical development and approval of bempedoic acid apply equally to the bempedoic acid / ezetimibe combination pill. The FDA accepted our submission of an IND application for the bempedoic acid / ezetimibe combination pill in the second quarter of 2016 and we completed a bioavailability study. We announced the clinical development and regulatory plans for the bempedoic acid / ezetimibe combination pill in June 2017. Any failure in our development of bempedoic acid would materially and adversely affect our ability to develop, seek approval for and commercialize the bempedoic acid / ezetimibe combination pill for the planned indications. In addition, even if bempedoic acid succeeds in its clinical development and is approved for one or more indications, there can be no assurance that the bempedoic acid / ezetimibe combination pill would be developed successfully and approved for the same indications or at all, and vice versa.

Failures or delays in the completion of our global pivotal Phase 3 efficacy and safety studies, our pivotal Phase 3 clinical study for the bempedoic acid / ezetimibe combination pill or our CLEAR Outcomes CVOT for bempedoic acid could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

        In January 2016, we commenced our global pivotal Phase 3 long-term safety and tolerability study (Study 1). We initiated our three remaining global pivotal Phase 3 LDL-C lowering efficacy studies and the CLEAR Outcomes CVOT in December 2016. We do not know whether our ongoing clinical studies will be completed on schedule, if at all. We initiated our pivotal Phase 3 1002FDC-053 clinical study for the bempedoic acid / ezetimibe combination pill in November 2017. We do not know whether this study will be completed on schedule. Successful completion of such clinical studies and, if required by the FDA due to a change in regulatory policy, our CLEAR Outcomes CVOT, are likely prerequisites to submitting an initial NDA to the FDA, MAA to the EMA or a similar application to any other foreign regulatory authorities from whom we seek to obtain approval and, consequently, the ultimate approval and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid. The commencement and completion of clinical studies can be delayed or prevented for a number of reasons, including, among others:

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

Positive results from completed Phase 1 and Phase 2 clinical studies of bempedoic acid are not necessarily predictive of the results of our ongoing global pivotal Phase 3 LDL-C lowering studies and CLEAR Outcomes CVOT of bempedoic acid or our pivotal Phase 3 clinical study for the bempedoic acid / ezetimibe combination pill, nor do they guarantee approval of the bempedoic acid / ezetimibe combination pill or bempedoic acid by the FDA, EMA or any other regulatory agency. If we cannot replicate the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid in our ongoing and planned clinical studies and CVOT, we may be unable to successfully develop, obtain regulatory approval for and commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid.

        There is a high failure rate for drugs proceeding through clinical studies. Even if we are able to complete our ongoing global pivotal Phase 3 LDL-C studies, CLEAR Outcomes CVOT, pivotal Phase 3 clinical study for the bempedoic acid / ezetimibe combination pill, and any potential additional Phase 3 clinical studies of bempedoic acid according to our current development timeline, the positive results from our completed Phase 1 and Phase 2 clinical studies of bempedoic acid, including those of our Phase 2 PK/PD (1002-035) study completed in October 2016, may not be replicated in our ongoing global pivotal Phase 3 LDL-C studies, CLEAR Outcomes CVOT, or pivotal Phase 3 1002FDC-053 clinical study results, nor do they guarantee approval of the bempedoic acid / ezetimibe combination pill or bempedoic acid by the FDA, EMA or any other regulatory authorities in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results in early stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

        Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical studies nonetheless failed to obtain FDA and/or EMA approval. If we fail to obtain positive results in our ongoing global pivotal Phase 3 LDL-C studies, CLEAR Outcomes CVOT, pivotal Phase 3 clinical study for the bempedoic acid / ezetimibe combination pill, and any potential additional Phase 3 clinical studies of bempedoic acid, the development timeline and regulatory approval and commercialization prospects for our leading product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

        We reported top-line results from our Phase 2 (1002-008) clinical study in October 2014, our Phase 2 (1002-009) clinical study in March 2015, our Phase 2 (1002-014) exploratory clinical safety study in July 2015, and our Phase 2 PK/PD (1002-035) clinical study and Phase 1 PK (1002-037) study in October 2016. We held our End-of-Phase 2 meeting with the FDA in August 2015. In January 2016, we commenced our global pivotal Phase 3 long-term safety study (Study 1). We engaged in active dialogue in 2016 with the FDA and EMA to discuss our global pivotal Phase 3 clinical program for bempedoic acid and, based on that dialogue, announced our clinical development and regulatory plans for bempedoic acid in June 2016. We initiated our global pivotal Phase 3 LDL-C lowering efficacy studies and our CLEAR Outcomes CVOT in December 2016. In March 2017, we announced that the FDA confirmed that our global pivotal Phase 3 LDL-C lowering program is adequate to support approval of an LDL-C lowering indication for bempedoic acid, and reached an agreement with the FDA on the definition of statin intolerance. In June 2017, we announced that the FDA confirmed the regulatory pathway to approval for the bempedoic acid / ezetimibe combination pill. However, there is no guarantee that the FDA will view results from our Phase 3 1002FDC-053 clinical study or global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid. We currently intend to submit an NDA for an LDL-C lowering indication for the bempedoic acid / ezetimibe combination pill through the abbreviated 505(b)(2) pathway by the first quarter of 2019 if we successfully complete our Phase 3 1002FDC-053 clinical study and our global pivotal Phase 3 LDL-C lowering program. We currently intend to submit an NDA for bempedoic acid for an LDL-C lowering indication in patients with hypercholesterolemia by the first quarter of 2019 if we successfully complete our global pivotal Phase 3 LDL-C lowering program.

        In the event that FDA determines LDL-C lowering is no longer a surrogate endpoint for initial approval of the bempedoic acid / ezetimibe combination pill or bempedoic acid in the future, we would plan to submit our NDA for bempedoic acid (monotherapy) for a CV risk reduction indication on the basis of a completed and successful CVOT, which would include the results of the global pivotal Phase 3 LDL-C lowering program, by 2022. We expect that these clinical studies, plus any additional clinical studies that we undertake for the clinical development of the bempedoic acid / ezetimibe combination pill or bempedoic acid, will consume substantial additional financial resources. We expect that our existing cash and cash equivalents only will be sufficient to fund through the expected approvals of the bempedoic acid / ezetimibe combination pill and bempedoic acid in the first quarter of 2020. We will need to raise additional capital to continue to fund the further development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid and our operations. Our future capital requirements may be substantial and will depend on many factors including:

  •
  the scope, size, rate of progress, results and costs of completing our CLEAR Outcomes CVOT of bempedoic acid;

  •
  the scope, size, rate of progress, results and costs of completing our global pivotal Phase 3 LDL-C lowering program of bempedoic acid, which currently includes multiple global pivotal Phase 3 clinical efficacy and safety studies;

  •
  the scope, size, rate of progress, results and costs of clinical development of the bempedoic acid / ezetimibe combination pill for the same indications as bempedoic acid, including that of our pivotal Phase 3 clinical study;

  •
  the cost, timing and outcome of our efforts to obtain marketing approval for the bempedoic acid / ezetimibe combination pill and bempedoic acid, including to fund the preparation and submission of two NDAs with the FDA and two MAAs with the EMA for the bempedoic acid / ezetimibe combination pill and bempedoic acid and to satisfy related FDA and EMA requirements;

  •
  the number and characteristics of any additional product candidates we develop or acquire;

  •
  the costs associated with commercializing the bempedoic acid / ezetimibe combination pill and bempedoic acid or any future product candidates if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell the bempedoic acid / ezetimibe combination pill and bempedoic acid or any future product candidates;

  •
  the cost of manufacturing the bempedoic acid / ezetimibe combination pill and bempedoic acid or any future product candidates and any products we successfully commercialize; and

  •
  the costs associated with general corporate activities, such as the cost of filing, prosecuting and enforcing patent claims.

        Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Because the outcome of any clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid and any future product candidates. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are unavailable to us on a timely basis, or at all, we may not be able to continue the development of the bempedoic acid / ezetimibe combination pill and bempedoic acid or any future product candidate, or to commercialize the bempedoic acid / ezetimibe combination pill and bempedoic acid or any future product candidate, if approved, unless we find a partner.

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

        Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid, which commenced Phase 3 clinical development in January 2016. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock, convertible promissory notes and warrants and the incurrence of indebtedness, and we have incurred losses in each year since our inception. Our net losses were $167.0 million, $75.0 million and $49.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $396.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect to continue incurring research and development expenses in connection with our ongoing and additional clinical studies of bempedoic acid, particularly our Phase 3 program and CLEAR Outcomes CVOT, as well as any clinical studies that we undertake to develop the bempedoic acid / ezetimibe combination pill, including our ongoing global pivotal Phase 3 1002FDC-053 clinical study, and development of any other product candidates we may choose to pursue. In addition, if we obtain marketing approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid, we will also incur significant sales, marketing and outsourced manufacturing expenses and expect a significant increase in our research and development expenses in connection with the commercialization of the bempedoic acid / ezetimibe combination pill or bempedoic acid, respectively. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company, particularly now that we are no longer an "emerging growth company." As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our global pivotal Phase 3 clinical studies, our pivotal Phase 3 clinical study for the bempedoic acid / ezetimibe combination pill, or our CVOT of bempedoic acid may occur, which may result in changes to clinical study protocols or additional clinical study requirements, which could result in increased costs to us and could delay our development timeline.

        Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA or EMA may impose additional clinical study requirements. Significant amendments to our clinical study protocols may require resubmission to the FDA and/or IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of these studies. If we experience substantial delays completing—or if we terminate—any of our global pivotal Phase 3 clinical studies, our Phase 3 1002FDC-053 clinical study, or our CVOT, or if we are required to conduct additional clinical studies, the commercial prospects for the bempedoic acid / ezetimibe combination pill and bempedoic acid may be harmed and our ability to generate product revenue will be delayed.

        Even though we completed enrollment of our global pivotal Phase 3 LDL-C lowering studies, we may not be able to identify and enroll the requisite number of patients in our Phase 3 1002FDC-053 clinical study, our CLEAR Outcomes CVOT, or any study that we undertake to support the development of our product candidates. Even if we are successful in enrolling patients, we may not ultimately be able to demonstrate sufficient clinical benefits from the bempedoic acid / ezetimibe combination pill and bempedoic acid, and our failure to do so may delay or hinder our ability to obtain FDA or EMA approval for these product candidates. We currently intend to submit NDAs in tandem for the bempedoic acid / ezetimibe combination pill and for bempedoic acid for LDL-C lowering indications by the first quarter of 2019 if we successfully complete our Phase 3 1002FDC-053 clinical study and Phase 3 LDL-C lowering program, based on the FDA's recent guidance that these programs are adequate to support approval of an LDL-C lowering. However, the FDA has indicated its position regarding an LDL-C lowering indication could be impacted by potential future changes in their view of LDL-C lowering as a surrogate endpoint or the possibility of a shift in the future standard-of-care for statin intolerant patients with hypercholesterolemia, and there is no guarantee that the FDA will view results from our Phase 3 1002FDC-053 clinical study and global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approvals of an LDL-C lowering indication. Conducting our CLEAR Outcomes CVOT will be costly and time-consuming, and any requirement to complete the CVOT prior to approval of bempedoic acid would adversely affect our development timeline and financial condition.

We have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval application to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval.

        We are developing bempedoic acid / ezetimibe combination pill for which we may seek FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2) would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA's prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain additional funding, which could result in significant dilution to the ownership interests of our existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that the bempedoic acid / ezetimibe combination pill will receive the requisite approvals for commercialization.

        In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA's interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to accelerated product development or earlier approval.

        Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

Even if we receive marketing approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid, we may still face future development and regulatory difficulties.

        Even if we receive marketing approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid, regulatory authorities may still impose significant restrictions on the bempedoic acid / ezetimibe combination pill or bempedoic acid's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies, such as a CVOT. The bempedoic acid / ezetimibe combination pill and bempedoic acid will also be subject to ongoing FDA requirements governing the packaging, storage, labeling, advertising and promotion of the product, recordkeeping and submission of safety updates and other post-marketing information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug product. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. The EMA and other foreign regulatory authorities may impose similar requirements on the bempedoic acid / ezetimibe combination pill or bempedoic acid as those described above with respect to the FDA.

        Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices and other regulations. If we or a regulatory agency discover problems with the bempedoic acid / ezetimibe combination pill or bempedoic acid, such as adverse events of unanticipated severity or frequency, or problems with the facility where the bempedoic acid / ezetimibe combination pill or bempedoic acid is manufactured, a regulatory agency may impose restrictions on the bempedoic acid / ezetimibe combination pill or bempedoic acid, the manufacturer or us, including requiring withdrawal of the bempedoic acid / ezetimibe combination pill or bempedoic acid from the market or suspension of manufacturing. If we, the bempedoic acid / ezetimibe combination pill or bempedoic acid or the manufacturing facilities for the bempedoic acid / ezetimibe combination pill or bempedoic acid fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Even if we receive marketing approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid in the U.S., we may never receive regulatory approval to market the bempedoic acid / ezetimibe combination pill or bempedoic acid outside of the U.S., and vice versa.

        In order to market any product outside of the U.S., we must establish and comply with the numerous and varying efficacy, safety and other regulatory requirements of the countries in which we intend to market our product. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks, or vice versa. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Even if we receive marketing approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid, it may not achieve broad market acceptance, which would limit the revenue that we generate from its sales.

        The commercial success of the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved by the FDA or other regulatory authorities, will depend upon the awareness and acceptance of the bempedoic acid / ezetimibe combination pill and bempedoic acid among the medical community, including physicians, patients and healthcare payors. Market acceptance of the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved, will depend on a number of factors, including, among others:

  •
  the bempedoic acid / ezetimibe combination pill and bempedoic acid's demonstrated ability to treat statin intolerant patients for LDL-C lowering or CV risk reduction as an add-on for patients already on statin therapy, as compared with other available therapies;

  •
  the relative convenience and ease of administration of the bempedoic acid / ezetimibe combination pill and bempedoic acid, including as compared with other treatments for patients for LDL-C lowering or CV risk reduction;

  •
  the prevalence and severity of any adverse side effects such as muscle pain or weakness;

  •
  limitations or warnings contained in the labeling approved for the bempedoic acid / ezetimibe combination pill or bempedoic acid by the FDA;

  •
  availability of alternative treatments, including a number of competitive therapies already approved for LDL-C lowering or CV risk reduction, including PCSK9 inhibitors, or expected to be commercially launched in the near future;

  •
  pricing and cost effectiveness;

  •
  the effectiveness of our sales and marketing strategies;

  •
  our ability to increase awareness of the bempedoic acid / ezetimibe combination pill or bempedoic acid through marketing efforts;

  •
  our ability to obtain sufficient third-party coverage or reimbursement; and

  •
  the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

        If the bempedoic acid / ezetimibe combination pill or bempedoic acid is approved but does not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from the bempedoic acid / ezetimibe combination pill and bempedoic acid to become or remain profitable. Our efforts to educate the medical community and third-party payors about the benefits of the bempedoic acid / ezetimibe combination pill and bempedoic acid may require significant resources and may never be successful.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell the bempedoic acid / ezetimibe combination pill and bempedoic acid, we may not be able to generate any revenue.

        We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even if we obtain marketing approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid, physicians and patients using other LDL-C lowering therapies may choose not to switch to our product.

        Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective, safe or convenient treatments enter the market. In addition, patients often acclimate to the brand or type of therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If physicians or patients are reluctant to switch from existing therapies to the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved, our operating results and financial condition would be materially adversely affected.

The development and, if approved, commercialization of the bempedoic acid / ezetimibe combination pill depends on the availability to and use of ezetimibe by the target patient of this combination therapy.

        The bempedoic acid / ezetimibe combination pill is dependent on the continued availability and use of ezetimibe in the marketplace, and there can be no assurance that the current availability and use of ezetimibe will continue. For example, changes in standard of care or use patterns of ezetimibe could make our bempedoic acid / ezetimibe combination pill therapy obsolete. In addition, ezetimibe could encounter unexpected results in the future and be associated with adverse outcomes during long-term use. Finally, the producers of ezetimibe are under no obligation to continue producing, commercializing or making ezetimibe available to patients, or to continue producing ezetimibe in any particular quantity, which could prevent our ability to obtain ezetimibe for use in our planned clinical trials or impact the number of patients taking ezetimibe who are available to enroll in our clinical trials. For example, such producers may encounter manufacturing or other production issues and fail to produce enough ezetimibe for us to successfully complete our studies and clinical trials, and this could cause our bempedoic acid / ezetimibe combination pill development program or commercialization efforts, if the bempedoic acid / ezetimibe combination pill is approved, to fail or be significantly delayed.

Guidelines and recommendations published by various organizations may adversely affect the FDA's review of the bempedoic acid / ezetimibe combination pill and bempedoic acid for LDL-C lowering in patients or the use or commercial viability of the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved for any indication or patient population.

        Government agencies issue regulations and guidelines directly applicable to us and to the bempedoic acid / ezetimibe combination pill and bempedoic acid, including guidelines generally relating to therapeutically significant LDL-C levels. In addition, professional societies, practice management groups, private health or science foundations and other organizations involved in the research, treatment and prevention of various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations such as the AHA have made recommendations about therapies in the cardiovascular therapeutics market. In addition, while we recently reached an agreement with the FDA on the definition of statin intolerance, there is no guarantee that the FDA's view of this definition would not change in the future. We expect that the FDA's view of the standard of care for patients with hypercholesterolemia at the time we submit our NDAs for LDL-C lowering indications in patients with hypercholesterolemia will impact the evaluation of such NDAs, including how this standard of care evolves in light of guidelines and recommendations in respect of the use of PCSK9 inhibitors. In addition, following any approval, we expect that changes to these existing recommendations or other guidelines advocating alternative therapies could result in decreased use of the bempedoic acid / ezetimibe combination pill and bempedoic acid, which would adversely affect our results of operations.

Even if approved, reimbursement policies could limit our ability to sell the bempedoic acid / ezetimibe combination pill or bempedoic acid.

        Market acceptance and sales of the bempedoic acid / ezetimibe combination pill and bempedoic acid will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for the bempedoic acid / ezetimibe combination pill or bempedoic acid and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, the bempedoic acid / ezetimibe combination pill or bempedoic acid. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid.

        In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of the bempedoic acid / ezetimibe combination pill and bempedoic acid with other available therapies. If reimbursement for the bempedoic acid / ezetimibe combination pill or bempedoic acid is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical studies, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Our future product development programs for candidates other than the bempedoic acid / ezetimibe combination pill or bempedoic acid may require substantial financial resources and may ultimately be unsuccessful.

        In addition to the development of the bempedoic acid / ezetimibe combination pill and bempedoic acid, we may in the future pursue the development of other early-stage development programs. Our potential product candidates have not commenced any clinical studies, and there are a number of FDA requirements that we must satisfy before we can commence such clinical studies. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on any early-stage development programs that we may pursue may adversely affect our ability to continue development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid, and we may never commence clinical studies of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical studies of our other potential product candidates, such product candidates may never be approved by the FDA.

Recent federal legislation will increase pressure to reduce prices of pharmaceutical products paid for by Medicare, which could materially adversely affect our revenue, if any, and our results of operations.

        In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the scope of coverage and the price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. This legislation may pose an even greater risk to the bempedoic acid / ezetimibe combination pill and bempedoic acid than some other pharmaceutical products because a significant portion of the target patient population for the bempedoic acid / ezetimibe combination pill and bempedoic acid would likely be over 65 years of age and, therefore, many such patients will be covered by Medicare.

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, became law in the United States. The goal of the PPACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the PPACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved, or any of our future products. In 2012, members of the U.S. Congress and some state legislatures sought to overturn certain provisions of the PPACA including those concerning the mandatory purchase of insurance. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of these provisions. Members of the U.S. Congress have since proposed a number of legislative initiatives, including possible repeal of the PPACA. We cannot predict the outcome or impact of current proposals or whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted. These challenges add to the uncertainty of the legislative changes as part of ACA.

        Finally, the availability of generic LDL-C lowering treatments may also substantially reduce the likelihood of reimbursement for branded counterparts or other competitive LDL-C lowering therapies, such as the bempedoic acid / ezetimibe combination pill or bempedoic acid if it is approved for commercial distribution. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

        We may face competition for the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved, from cheaper LDL-C lowering therapies sourced from foreign countries that have placed price controls on pharmaceutical products. The MMA contains provisions that may change U.S. importation laws and expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has so far declined to approve a reimportation plan. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop, including the bempedoic acid / ezetimibe combination pill and bempedoic acid, and adversely affect our future revenues and prospects for profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

        The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as the bempedoic acid / ezetimibe combination pill or bempedoic acid if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product's approved labeling. If we receive marketing approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid as a therapy for lowering LDL-C levels in statin intolerant patients with elevated LDL-C, the first indication we intend to pursue, physicians may nevertheless prescribe the bempedoic acid / ezetimibe combination pill and bempedoic acid to their patients in a manner that is inconsistent with the approved label, potentially including as a therapy in addition to statins. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved, will be materially adversely affected.

        The LDL-C lowering therapies market is highly competitive and dynamic and dominated by the sale of inexpensive generic versions of statins. In 2017, generic statins, ezetimibe, and fixed combination drugs accounted for about 93% of U.S. prescriptions within the cholesterol / LDL-C lowering market. Our success will depend, in part, on our ability to obtain a share of the market, initially, for patients with hypercholesterolemia and ASCVD and/or HeFH, including high cardiovascular risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy, or only able to tolerate less than the lowest approved daily starting dose of their statin and are therefore considered to be statin intolerant. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop LDL-C lowering therapies for patients that compete with the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved, that do not infringe the claims of our patents, pending patent applications or other proprietary rights, which could materially adversely affect our business and results of operations. The FDA has also indicated to us that approval of other therapies could have an impact on their review of NDAs we submit for the bempedoic acid / ezetimibe combination pill and bempedoic acid for our LDL-C lowering programs in these patients.

        LDL-C lowering therapies currently on the market that would compete with the bempedoic acid / ezetimibe combination pill and bempedoic acid include the following:

  •
  Inexpensive generic versions of statins;

  •
  Inexpensive generic versions of ezetimibe, a cholesterol absorption inhibitor;

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

  •
  MTP inhibitors, such as JUXTAPID® (lomitapide), marketed by Novelion Therapeutics, Inc.;

  •
  Apo B Anti-Sense therapy, such as KYNAMRO® (mipomersen), marketed by Kastle Therapeutics LLC;

  •
  Inexpensive generic versions of combination pill therapies, such as ezetimibe and simvastatin; and

  •
  Other lipid-lowering monotherapies (including cheaper generic versions), such as Tricor® (fenofibrate) and Niaspan® (niacin extended release), both of which are marketed by AbbVie, Inc.

        Several other pharmaceutical companies have other LDL-C lowering therapies in development that may be approved for marketing in the U.S. or outside of the U.S. Based on publicly available information, we believe the current therapies in development that would compete with the bempedoic acid / ezetimibe combination pill and bempedoic acid include PCSK9 inhibitors in development from Lilly and The Medicines Company/Alnylam.

        Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience discovering and developing drug candidates, obtaining FDA and other marketing approvals of products and commercializing those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved, and may render the bempedoic acid / ezetimibe combination pill or bempedoic acid obsolete or non-competitive before we can recover the expenses of developing and commercializing it. If approved, the bempedoic acid / ezetimibe combination pill and bempedoic acid may also compete with unapproved and off-label LDL-C lowering treatments, and following the expiration of additional patents covering the LDL-C lowering market, we may also face additional competition from the entry of new generic drugs. We anticipate that we will encounter intense and increasing competition as new drugs enter the market and advanced technologies become available.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

        The use of the bempedoic acid / ezetimibe combination pill and bempedoic acid in clinical studies and the sale of the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with the bempedoic acid / ezetimibe combination pill or bempedoic acid. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

  •
  withdrawal of patients from our clinical studies;

  •
  substantial monetary awards to patients or other claimants;

  •
  decreased demand for the bempedoic acid / ezetimibe combination pill or bempedoic acid or any future product candidates following marketing approval, if obtained;

  •
  damage to our reputation and exposure to adverse publicity;

  •
  increased FDA warnings on product labels;

  •
  litigation costs;

  •
  distraction of management's attention from our primary business;

  •
  loss of revenue; and

  •
  the inability to successfully commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid or any future product candidates, if approved.

        We maintain product liability insurance coverage for our clinical studies with a $10.0 million annual aggregate coverage limit, in addition to insurance coverage in specific local jurisdictions. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

We are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute the bempedoic acid / ezetimibe combination pill and bempedoic acid, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Our internal computer systems, or those of our third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our the bempedoic acid / ezetimibe combination pill or bempedoic acid development programs.

        Despite the implementation of security measures, our internal computer systems and those of our third-party clinical research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for the bempedoic acid / ezetimibe combination pill or bempedoic acid could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of the bempedoic acid / ezetimibe combination pill or bempedoic acid could be delayed.

Comprehensive Tax Reform Legislation Could Adversely Affect Our Business And Financial Condition.

        On December 22, 2017, President Trump signed into law the "Tax Cuts and Jobs Act" (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended (the "Code"). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a "worldwide" system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

Risks Related to our Intellectual Property

If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect the bempedoic acid / ezetimibe combination pill and bempedoic acid, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

        As of December 31, 2017, our patent estate, including patents we own, on a worldwide basis, included approximately 23 issued United States patents and 6 pending United States patent applications and 18 issued patents and 40 pending patent applications in other foreign jurisdictions. Of our worldwide patents and pending applications, only a subset relates to our small molecule program. Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent Nos. 9,000,041, 8,497,301 and 9,624,152 claim methods of using bempedoic acid. We also have a pending U.S. patent application directed to bempedoic acid. There are currently six issued patents and one pending application in countries outside the United States that relate to bempedoic acid.

        A subset of this portfolio relates to our bempedoic acid / ezetimibe combination pill and bempedoic acid and one or more statins. We have 17 pending applications outside the United States, and one inside the U.S., with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination. Additionally, we own one pending U.S. application directed to the manufacturing of our bempedoic acid / ezetimibe combination pill. We also have 17 pending applications outside the U.S., and one inside the U.S., with claims directed to methods of treatment using a fixed dose combination of bempedoic acid and one or more statins.

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

        We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect the bempedoic acid / ezetimibe combination pill or bempedoic acid or any other product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings, supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to opposition or comparable proceedings lodged in various national and regional patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re- examination, opposition, post-grant review, inter partes review, supplemental examination or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize the bempedoic acid / ezetimibe combination pill and bempedoic acid.

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

        In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If, in any proceeding, a court invalidated or found unenforceable our patents covering the bempedoic acid / ezetimibe combination pill or bempedoic acid, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered the bempedoic acid / ezetimibe combination pill or bempedoic acid, our financial position and results of operations would also be materially and adversely impacted.

        The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

  •
  any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect the bempedoic acid / ezetimibe combination pill or bempedoic acid;

  •
  any of our pending patent applications will result in issued patents;

  •
  we will be able to successfully commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved, before our relevant patents expire;

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

        Moreover, because we acquired certain rights from Pfizer, we must rely on Pfizer's practices, and those of its predecessors, with regard to parties that may have had access to our trade secrets related thereto before our incorporation. Any party with whom we or they have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved.

        Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

        The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that the bempedoic acid / ezetimibe combination pill or bempedoic acid or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney's fees if we are found to be willfully infringing another party's patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing the bempedoic acid / ezetimibe combination pill or bempedoic acid.

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

  •
  cease developing, selling or otherwise commercializing the bempedoic acid / ezetimibe combination pill or bempedoic acid;

  •
  pay substantial damages for past use of the asserted intellectual property;

  •
  obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

  •
  redesign, or rename in the case of trademark claims, the bempedoic acid / ezetimibe combination pill or bempedoic acid to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

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

We could become dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing the bempedoic acid / ezetimibe combination pill or bempedoic acid or other product candidates, if approved.

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

        Our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid, which would materially adversely affect our commercial development efforts.

Risks Related to our Dependence on Third Parties

We will be unable to directly control all aspects of our clinical studies due to our reliance on CROs and other third parties that assist us in conducting clinical studies.

        We relied on CROs in our prior clinical studies, and will continue to rely on CROs to conduct our ongoing global pivotal Phase 3 clinical studies, our CLEAR Outcomes CVOT and our pivotal Phase 3 1002FDC-053 clinical study, as well as any future clinical studies we may undertake. As a result, we will have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through the clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

        Problems with the timeliness or quality of the work of any CRO may lead us to seek to terminate our relationship with any such CRO and use an alternative service provider. Making this change may be costly and may delay our clinical studies, and contractual restrictions may make such a change difficult or impossible to effect. If we must replace any CRO that is conducting our clinical studies, our clinical studies may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of the bempedoic acid / ezetimibe combination pill or bempedoic acid or may cause us to incur significant expenses to replicate data that may be lost. Although we do not believe that any CRO on which we may rely will offer services that are not available elsewhere, it may be difficult to find a replacement organization that can conduct our clinical studies in an acceptable manner and at an acceptable cost. Any delay in or inability to complete our clinical studies could significantly compromise our ability to secure regulatory approval of the bempedoic acid / ezetimibe combination pill or bempedoic acid and preclude our ability to commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid, thereby limiting or preventing our ability to generate revenue from its sales.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for the bempedoic acid / ezetimibe combination pill and bempedoic acid, and we intend to rely on third parties to produce commercial supplies of the bempedoic acid / ezetimibe combination pill and bempedoic acid and preclinical, clinical and commercial supplies of any future product candidate.

        We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of the bempedoic acid / ezetimibe combination pill and bempedoic acid, or any future product candidates, for use in the conduct of our preclinical studies and clinical studies, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. In addition, we have no control over the production of ezetimibe for the bempedoic acid / ezetimibe combination pill. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug for bempedoic acid, or any future product candidates, must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

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

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for the bempedoic acid / ezetimibe combination pill and bempedoic acid.

        Our drug development programs and commercialization plans for the bempedoic acid / ezetimibe combination pill and bempedoic acid will require substantial additional cash to fund expenses. We may develop and initially commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid in the United States without a partner. However, in order to pursue the broader statin resistant market in the United States, we may also enter into a partnership or co-promotion arrangement with an established pharmaceutical company that has a larger sales force and we may enter into collaborative arrangements to develop and commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid outside of the United States. We will face significant competition in seeking appropriate collaborators and these collaboration agreements are complex and time-consuming to negotiate. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development or delay commercialization of the bempedoic acid / ezetimibe combination pill or bempedoic acid in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities outside of the United States on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid could be delayed or terminated.

        We are not currently party to any collaborative arrangements for the commercialization of the bempedoic acid / ezetimibe combination pill or bempedoic acid or similar arrangements, although we may pursue such arrangements before any commercialization of the bempedoic acid / ezetimibe combination pill or bempedoic acid outside of the United States or to further commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid in the broader statin resistant market in the United States, if approved. If we are successful in entering into collaborative arrangements for the commercialization of the bempedoic acid / ezetimibe combination pill or bempedoic acid or similar arrangements and any of our collaborative partners does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of the bempedoic acid / ezetimibe combination pill or bempedoic acid could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of the bempedoic acid / ezetimibe combination pill or bempedoic acid on our own in such locations.

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

        Competition may negatively impact a partner's focus on and commitment to the bempedoic acid / ezetimibe combination pill or bempedoic acid and, as a result, could delay or otherwise negatively affect the commercialization of the bempedoic acid / ezetimibe combination pill or bempedoic acid outside of the United States or in the broader statin resistant market in the United States. If future collaboration partners fail to develop or effectively commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid for any of these reasons, our sales of the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved, may be limited, which would have a material adverse effect on our operating results and financial condition.

Risks Related to General Business, Employee Matters and Managing Growth

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

        We expect that we will continue to increase our workforce and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure; or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of the bempedoic acid / ezetimibe combination pill or bempedoic acid. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than anticipated, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize the bempedoic acid / ezetimibe combination pill or bempedoic acid, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

        As a relatively new public company, we need to establish and maintain effective disclosure and financial controls and our corporate governance practices that we have adopted. We may need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts.

Risks Related to our Financial Position and Capital Requirements

We have not generated any revenue from the bempedoic acid / ezetimibe combination pill or bempedoic acid and may never be profitable.

        Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from the bempedoic acid / ezetimibe combination pill or bempedoic acid, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, the bempedoic acid / ezetimibe combination pill and bempedoic acid. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

  •
  successfully complete our CLEAR Outcomes CVOT;

  •
  successfully complete our global pivotal Phase 3 LDL-C lowering program for bempedoic acid;

  •
  successfully complete our pivotal Phase 3 clinical study for the bempedoic acid / ezetimibe combination pill;

  •
  commercialize the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved, by developing a sales force or entering into collaborations with third parties; and

  •
  achieve market acceptance of the bempedoic acid / ezetimibe combination pill and bempedoic acid in the medical community and with third-party payors.

        Absent our entering into a collaboration or partnership agreement, we expect to incur significant sales and marketing costs as we prepare to commercialize the bempedoic acid / ezetimibe combination pill and bempedoic acid. Even if we initiate and successfully complete our clinical program of the bempedoic acid / ezetimibe combination pill and bempedoic acid and achieve all clinical endpoints and the bempedoic acid / ezetimibe combination pill and bempedoic acid is approved for commercial sale, and despite expending these costs, the bempedoic acid / ezetimibe combination pill or bempedoic acid may not be a commercially successful drug. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

        We may seek additional capital through a combination of private and public equity offerings, debt financings, royalty-based financings, collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations. Debt or royalty-based financings may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to the bempedoic acid / ezetimibe combination pill or bempedoic acid, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Our ability to use our net operating loss carryforwards may be subject to limitation.

        At December 31, 2017, we had United States federal net operating loss carryforwards of approximately $347.4 million and state net operating loss carryforwards of approximately $327.8 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations. The effect of the enactment of the TCJA was to reduce our corporate statutory income tax rate from 34% to 21%. This may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to the Company.

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

        As a public company, we are required to comply with applicable provisions of the Sarbanes-Oxley Act of 2002, as well as other rules and regulations promulgated by the SEC and the NASDAQ Stock Market LLC, or NASDAQ, which results in significant continuing legal, accounting, administrative and other costs and expenses. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements.

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

        At December 31, 2017, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 17.7% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We may be at an increased risk of securities class action litigation.

        Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, a purported securities class action lawsuit was filed in January 2016 naming us and certain of our officers as defendants. In December 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. In May 2017, the court denied plaintiffs' motion to alter or amend that judgment. On June 19, 2017, plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017. Additionally, in December 2016, a purported derivative action was filed in Delaware against certain of our directors and officers. Any lawsuit to which we or our directors or officers are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management. This proceeding and any others in which we may become involved could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

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

Item 3.    Legal Proceedings

        On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff's motion to alter or amend the judgment. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017.

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

        On December 31, 2017, the closing price for our common stock as reported on the NASDAQ Global Market was $65.84. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the period indicated:

Year Ended December 31, 2017	High	Low
First Quarter	$48.21	$10.71
Second Quarter	$49.69	$30.95
Third Quarter	$57.38	$43.06
Fourth Quarter	$68.60	$42.55

Year Ended December 31, 2016	High	Low
First Quarter	$22.43	$12.61
Second Quarter	$20.19	$9.58
Third Quarter	$14.85	$9.75
Fourth Quarter	$14.33	$9.40

Stockholders

        As of February 1, 2018, there were 11 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

        The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2017, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on January 1, 2017, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

 Comparison of 1 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index

*
$100 invested on January 1, 2017, in stock or index. Fiscal Year ending December 31.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data

        The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Three Months Ended December 31,					Years Ended December 31,
	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$33,439	$24,881	$7,956	$6,200	$7,338	$147,603	$57,868	$29,802	$25,302	$16,014
General and administrative	5,257	4,404	5,278	3,180	2,398	21,379	18,282	20,238	10,922	6,745

Total operating expenses	38,696	29,285	13,234	9,380	9,736	168,982	76,150	50,040	36,224	22,759

Loss from operations	(38,696)	(29,285)	(13,234)	(9,380)	(9,736)	(168,982)	(76,150)	(50,040)	(36,224)	(22,759)
Total other income (expense)	805	329	112	(77)	46	1,994	1,172	256	(151)	(3,329)

Net loss	$(37,891)	$(28,956)	$(13,122)	$(9,457)	$(9,690)	$(166,988)	$(74,978)	$(49,784)	$(36,375)	$(26,088)

Net loss per common share (basic and diluted)	$(1.44)	$(1.29)	$(0.58)	$(0.49)	$(0.63)	$(6.98)	$(3.33)	$(2.26)	$(2.22)	$(3.31)

Weighted average shares outstanding (basic and diluted)	26,222,397	22,554,418	22,515,136	19,276,639	15,340,713	23,933,273	22,544,475	22,019,818	16,374,102	7,885,921

        The table below presents a summary of our balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013:

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$34,468	$38,165	$77,336	$85,038	$56,537
Working capital	170,780	197,988	208,769	101,208	56,417
Investments	239,151	204,324	215,240	56,544	21,062
Total assets	277,835	245,213	295,572	143,276	78,294
Total long-term debt	—	1,022	2,688	4,231	—
Common stock	26	23	23	20	15
Accumulated deficit	(396,291)	(229,200)	(154,222)	(104,438)	(68,063)
Total stockholders' equity	244,691	228,602	287,259	133,554	74,091

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. "Risk Factors" and under "Forward-Looking Statements" in this Annual Report on Form 10-K.

Overview

Corporate Overview

        We are the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, convenient, cost-effective, once-daily, oral therapies for the treatment of patients with elevated LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. Bempedoic acid and our lead product candidate, the bempedoic acid / ezetimibe combination pill, are targeted therapies that have been shown to significantly reduce elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

        The clinical development program for the bempedoic acid / ezetimibe combination pill consists of a single pivotal Phase 3 clinical study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease, or ASCVD, and/or heterozygous familial hypercholesterolemia, or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017 and we expect to report top-line results in August 2018.

        The global pivotal Phase 3 clinical development program for bempedoic acid, consisting of four clinical studies, fully enrolled approximately 3,600 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose of a statin, and can be considered statin intolerant. In March 2018, we expect to report top-line results from the first of the Phase 3 studies, Study 4 (1002-048). In May 2018, we expect to report top-line results from the 52-week long-term safety study, Study 1 (1002-040) and top-line results from Study 3 (1002-046). In September 2018, top-line results are expected from Study 2 (1002-047).

        We intend to use positive results from our Phase 3 bempedoic acid / ezetimibe combination pill and bempedoic acid programs with a total of 4,000 patients to support our global regulatory submissions for tandem LDL-C lowering indications in the U.S. by the first quarter of 2019 and in Europe by the second quarter of 2019.

        We are also conducting a global cardiovascular outcomes trial, or CVOT,—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, for bempedoic acid in patients with hypercholesterolemia and high CVD risk and who can be considered statin intolerant. We initiated the CLEAR Outcomes CVOT in December 2016, and intend to use positive results from this CVOT to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

        In December 2017, we submitted an investigational new drug, or IND, application to the Food and Drug Administration, or FDA, for a reformulated tablet of bempedoic acid for a nonalcoholic steatohepatitis, or NASH, indication, which was accepted in January 2018.

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

        On August 15, 2017, we completed an underwritten public offering of 3,100,000 shares of common stock. We also granted the underwriters a 30-day option to purchase up to 465,000 additional shares of our common stock, which was exercised in full in September 2017. All the shares were offered by us at a price to the public of $49.00 per share. The aggregate net proceeds received by us from the offering were $164.0 million, net of underwriting discounts and commissions and expenses payable by us.

        We have not commenced principal operations and do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $167.0 million, $75.0 million, and $49.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant additional research and development expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

  •
  completing the clinical development activities for bempedoic acid, including the completion of the global pivotal Phase 3 LDL-C lowering program and the CLEAR Outcomes CVOT;

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

Product Overview

        Through the complementary mechanisms of action of inhibition of cholesterol synthesis (bempedoic acid) and inhibition of cholesterol absorption (ezetimibe), the bempedoic acid / ezetimibe combination pill is our lead, non-statin, orally available, once-daily, LDL-C lowering therapy. Inhibition of ATP Citrate Lyase, or ACL, by bempedoic acid reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Inhibition of Niemann-Pick C1-Like 1 by ezetimibe results in reduced absorption of cholesterol from the gastrointestinal tract, thereby reducing delivery of cholesterol to the liver, which in turn upregulates the LDL receptors. Previously completed Phase 2 data demonstrated that this safe and well tolerated combination results in a 48 percent lowering of LDL-C, a 26 percent reduction in high sensitivity C-reactive protein, or hsCRP, and may potentially be associated with a lower occurrence of muscle-related side effects. The bempedoic acid / ezetimibe combination pill is being developed for patients at high CVD risk with hypercholesterolemia.

        With a targeted mechanism of action, bempedoic acid is a first-in-class, complementary, orally available, once-daily ACL inhibitor that reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor, and may potentially be associated with a lower occurrence of muscle-related side effects. Completed Phase 1 and 2 studies conducted in more than 1,300 patients and over 800 patients treated with bempedoic acid have produced clinically relevant LDL-C lowering results of up to 30 percent as monotherapy and an incremental 20+ percent when added to stable statin therapy. Bempedoic acid is being developed for patients at high CVD risk with hypercholesterolemia. We acquired the rights to bempedoic acid from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid and we are not obligated to make any royalty or milestone payments to Pfizer.

        During the year ended December 31, 2017, we incurred $111.8 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our Phase 3 (1002FDC-053) efficacy and safety study of the bempedoic acid / ezetimibe combination pill, our CLEAR Outcomes CVOT, our Phase 2 (1002-038) clinical study of the bempedoic acid / ezetimibe combination plus statin oral therapy, our Phase 2 (1002-39) clinical study of bempedoic acid when added-on to an injectable proprotein convertase subtilisin/kexin type 9 inhibitor, or PCSK9i, and other clinical pharmacology studies.

        During the year ended December 31, 2016, we incurred $36.2 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT, our Phase 2 (1002-035) PK/PD clinical study of bempedoic acid in patients treated with atorvastatin 80 mg and our Phase 1 (1002-037) clinical pharmacology study to assess the safety and tolerability of bempedoic acid, as well as the effects of bempedoic acid on the PK of single doses of four high-dose statins, and other clinical pharmacology studies

        During the year ended December 31, 2015, we incurred $12.0 million in expenses related to our Phase 2 (1002-009) clinical study in patients with elevated LDL-C already receiving statin therapy, our Phase 2 (1002-014) exploratory clinical safety study in patients with both elevated LDL-C and hypertension, our 52-week global pivotal Phase 3 long-term safety and tolerability study (Study 1), and other clinical pharmacology studies.

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

        We expense research and development costs as incurred. To date, substantially all of our research and development work has been related to the bempedoic acid / ezetimibe combination pill and bempedoic acid. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies. We do not allocate acquiring and manufacturing clinical study materials, salaries, stock-based compensation, employee benefits or other indirect costs related to our research and development function to specific programs.

        We expect to continue to incur significant research and development expenses in the foreseeable future. Costs associated with bempedoic acid will continue to accumulate as we further its clinical development, including in connection with the continuation of our global pivotal Phase 3 LDL-C lowering program and our CLEAR Outcomes CVOT. We also expect to continue to incur significant research and development expenses as we pursue the clinical development of the bempedoic acid / ezetimibe combination pill. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of the bempedoic acid / ezetimibe combination pill and bempedoic acid. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of the bempedoic acid / ezetimibe combination pill or bempedoic acid, if ever. We may never succeed in obtaining regulatory approval for the bempedoic acid / ezetimibe combination pill or bempedoic acid. The duration, costs and timing associated with the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of the bempedoic acid / ezetimibe combination pill or bempedoic acid, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of the bempedoic acid / ezetimibe combination pill and bempedoic acid.

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

Stock-Based Compensation

        We typically grant stock-based compensation to new employees in connection with their commencement of employment and to existing employees in connection with annual performance reviews. We account for all stock-based compensation payments issued to employees, consultants and directors using an option-pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is remeasured as the awards vest, and the resulting value, if any, is recognized as expense during the period the related services are rendered.

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

        In accordance with the adoption of Accounting Standards Update, or ASU, 2016-09 on January 1, 2017, we elected to account for forfeitures as they occur. Prior to January 1, 2017, we were required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differed from our estimates. We used historical data to estimate pre-vesting option forfeitures and recorded stock-based compensation expense only for those awards that were expected to vest. To the extent that actual forfeitures differed from our estimates, the difference was recorded as a cumulative adjustment in the period the estimates were revised.

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

Recent Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02 which is intended to improve financial reporting about leasing transactions. The updated guidance will require a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital or operating lease. Unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the updated guidance will require both types of leases to be recognized on the balance sheet. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

        In March 2016, the FASB issued ASU 2016-09 which includes provisions intended to simplify the various aspects related to how share-based payments are accounted for and presented in the financial statements. The updated guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, under the updated guidance companies have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as was previously required. We adopted ASU 2016-09 effective January 1, 2017, and recognized approximately $4.5 million of deferred tax assets that were not previously recognized on our balance sheet under the prior accounting guidance. The increase in the deferred tax assets was fully offset by an increase in the Company's valuation allowance. In addition, we made a policy election to account for forfeitures as they occur. The cumulative effect of adoption was an increase of $0.1 million to both additional paid-in capital and accumulated deficit as of January 1, 2017. The remaining provisions adopted in ASU 2016-09 did not have a material impact to our balance sheets, statements of operations or statements of cash flows.

Results of Operations

  Comparison of the Years Ended December 31, 2017 and 2016

        The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Operating Expenses:
Research and development	$147,603	$57,868	$89,735
General and administrative	21,379	18,282	3,097

Loss from operations	(168,982)	(76,150)	(92,832)
Interest expense	(198)	(376)	178
Other income, net	2,192	1,548	644

Net loss	$(166,988)	$(74,978)	$(92,010)

  Research and development expenses

        Research and development expenses for the year ended December 31, 2017, were $147.6 million compared to $57.9 million for the year ended December 31, 2016, an increase of $89.7 million. The increase in research and development expenses was primarily related to the further clinical development of the bempedoic acid / ezetimibe combination pill and bempedoic acid, including costs to support the global pivotal Phase 3 studies, the CVOT, and increases in our headcount and stock-based compensation expense.

  General and administrative expenses

        General and administrative expenses for the year ended December 31, 2017, were $21.4 million compared to $18.3 million for the year ended December 31, 2016, an increase of approximately $3.1 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

  Interest expense

        Interest expense for the year ended December 31, 2017, was $0.2 million compared to $0.4 million for the year ended December 31, 2016. Interest expense was related to our credit facility with Oxford Finance LLC.

  Other income, net

        Other income, net for the year ended December 31, 2017, was $2.2 million compared to $1.5 million for the year ended December 31, 2016. This increase was primarily related to a reduction in expense for the amortization of premiums and discounts on our investments.

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

        As of December 31, 2017, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $34.5 million and $239.2 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

        The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(131,302)	$(47,730)
Cash (used in) provided by investing activities	(35,853)	10,118
Cash provided by (used in) financing activities	163,458	(1,559)

Net decrease in cash and cash equivalents	$(3,697)	$(39,171)

  Operating Activities

        We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of the bempedoic acid / ezetimibe combination pill and bempedoic acid and our operations.

        Net cash used in operating activities totaled $131.3 million and $47.7 million for the years ended December 31, 2017 and 2016, respectively. The primary use of our cash was to fund the development of the bempedoic acid / ezetimibe combination pill and bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and changes in working capital.

  Investing Activities

        Net cash used in investing activities of $35.9 million for the year ended December 31, 2017, consisted primarily of purchases of highly liquid, interest bearing investment grade and government securities. Net cash provided by investing activities of $10.1 million for the year ended December 31, 2016, consisted primarily of proceeds from maturities of highly liquid, interest bearing investment-grade and government securities.

  Financing Activities

        Net cash provided by financing activities of $163.5 million for the year ended December 31, 2017, related primarily to the proceeds of our underwritten public offering of common stock. Net cash used in financing activities of $1.6 million for the year ended December 31, 2016, related primarily to payments on our credit facility.

  Plan of Operations and Funding Requirements

        We expect to continue to incur significant expenses and operating losses for the foreseeable future as we progress through the clinical development programs for the bempedoic acid / ezetimibe combination pill and bempedoic acid. We estimate that current cash resources are sufficient to fund operations through the expected approvals of the bempedoic acid / ezetimibe combination pill and bempedoic acid in the first quarter of 2020. We will likely need to raise additional capital to continue to fund the further development and commercialization efforts for the bempedoic acid / ezetimibe combination pill and bempedoic acid and our operations and to complete the CLEAR Outcomes CVOT. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid. Our future funding requirements will depend on many factors, including, but not limited to:

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

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements or royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market the bempedoic acid / ezetimibe combination pill or bempedoic acid that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

        In February 2014, we signed a lease to move our principal executive offices to Ann Arbor, Michigan. The Ann Arbor lease has a term of 63 months and provides for fixed monthly rent of approximately $7,900, with monthly rent increasing every 12 months, and also provides for certain rent adjustments to be paid as determined by the landlord. In August 2015, we signed a new lease to increase our office space in Ann Arbor, Michigan to support our growing company and clinical development operations. The second Ann Arbor lease has a term of 49 months and provides for fixed monthly rent of approximately $7,100, with monthly rent increasing every 12 months.

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

        The following table summarizes our future minimum contractual obligations as of December 31, 2017:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating leases	$329	$197	$132	$—	$—
Debt commitments(1)	1,471	1,471	—	—	—

Total	$1,800	$1,668	$132	$—	$—

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We had cash and cash equivalents and available-for-sale investments of approximately $34.5 million and $239.2 million, respectively, at December 31, 2017. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

        Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2017.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure.

        As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive officer and principal financial officer and effected by the company's board of preparation of financial statements for external purposes in accordance with GAAP and directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.

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

        Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Esperion Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Esperion Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Esperion Therapeutics, Inc. as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 20, 2018

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

(2)
Financial Statement Schedules:

          All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)
Exhibits.    The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index included herein. The Exhibit Index is incorporated herein by reference.

Item 16.    Form 10-K Summary.

        None.

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
10.10
Loan and Security Agreement, dated June 30, 2014, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001- 35986, filed on July 2, 2014).
10.11	#
Employment Agreement, dated May 14, 2015, between the Registrant and Tim M. Mayleben (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001- 35986, filed on May 20, 2015).
10.12	#
Employment Agreement, dated May 14, 2015, between the Registrant and Narendra D. Lalwani (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001- 35986, filed on August 6, 2015).
10.13	#
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
10.15	#
2017 Inducement Equity Plan and form of award agreement thereunder (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333-218084, filed on May 18, 2017)
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
31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document

Exhibit No.		Exhibit Index
101.CAL	**	XBRL Taxonomy Extension Calculation Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Link Document.

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

ESPERION THERAPEUTICS, INC.
Date: February 20, 2018
By:	/s/ TIM M. MAYLEBEN Tim M. Mayleben President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ TIM M. MAYLEBEN Tim M. Mayleben	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2018
/s/ RICHARD B. BARTRAM Richard B. Bartram	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2018
/s/ JEFFREY BERKOWITZ, J.D. Jeffrey Berkowitz, J.D.	Director	February 20, 2018
/s/ SCOTT BRAUNSTEIN, M.D. Scott Braunstein, M.D.	Director	February 20, 2018
/s/ DOV A. GOLDSTEIN, M.D. Dov A. Goldstein, M.D.	Director	February 20, 2018
/s/ ANTONIO M. GOTTO, M.D., D. PHIL Antonio M. Gotto, M.D., D. Phil	Director	February 20, 2018

Signature	Title	Date

/s/ DANIEL JANNEY Daniel Janney	Director	February 20, 2018
/s/ MARK E. MCGOVERN, M.D. Mark E. McGovern, M.D.	Director	February 20, 2018
/s/ ROGER S. NEWTON, PH.D., FAHA, FACN Roger S. Newton, Ph.D., FAHA, FACN	Director	February 20, 2018
/s/ GILBERT S. OMENN, M.D., PH.D. Gilbert S. Omenn, M.D., Ph.D.	Director	February 20, 2018
/s/ NICOLE VITULLO Nicole Vitullo	Director	February 20, 2018

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2008.
Detroit, Michigan
February 20, 2018

Esperion Therapeutics, Inc.

Balance Sheets

(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$34,468	$38,165
Short-term investments	165,731	173,418
Prepaid clinical development costs	2,072	560
Other prepaid and current assets	1,653	1,434

Total current assets	203,924	213,577
Property and equipment, net	435	674
Intangible assets	56	56
Long-term investments	73,420	30,906

Total assets	$277,835	$245,213

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,375	$4,595
Current portion of long-term debt	1,045	1,709
Accrued clinical development costs	10,506	8,138
Other accrued liabilities	1,218	1,147

Total current liabilities	33,144	15,589
Long-term debt, net of discount	—	1,022

Total liabilities	33,144	16,611

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 26,304,669 shares issued and outstanding at December 31, 2017; 22,555,413 shares issued and outstanding at December 31, 2016	26	23
Additional paid-in capital	641,801	457,951
Accumulated other comprehensive loss	(845)	(172)
Accumulated deficit	(396,291)	(229,200)

Total stockholders' equity	244,691	228,602

Total liabilities and stockholders' equity	$277,835	$245,213

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$147,603	$57,868	$29,802
General and administrative	21,379	18,282	20,238

Total operating expenses	168,982	76,150	50,040

Loss from operations	(168,982)	(76,150)	(50,040)
Interest expense	(198)	(376)	(520)
Other income, net	2,192	1,548	776

Net loss	$(166,988)	$(74,978)	$(49,784)

Net loss per common share (basic and diluted)	$(6.98)	$(3.33)	$(2.26)

Weighted-average shares outstanding (basic and diluted)	23,933,273	22,544,475	22,019,818

Other comprehensive loss:
Unrealized (loss) gain on investments	$(673)	$310	$(423)

Total comprehensive loss	$(167,661)	$(74,668)	$(50,207)

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2014	20,352,876	$20	$238,031	$(104,438)	$(59)	$133,554
Issuance of common stock from public offering, net of issuance costs ($199)	2,012,500	3	189,980	—	—	189,983
Early exercise of stock options and vesting of restricted stock	—	—	26	—	—	26
Exercise of stock options	128,086	—	1,177	—	—	1,177
Exercise of warrants	25,445	—	—	—	—	—
Stock-based compensation	—	—	12,726	—	—	12,726
Other comprehensive loss	—	—	—	—	(423)	(423)
Net loss	—	—	—	(49,784)	—	(49,784)

Balance December 31, 2015	22,518,907	23	441,940	(154,222)	(482)	287,259
Early exercise of stock options and vesting of restricted stock	—	—	9	—	—	9
Exercise of stock options	27,757	—	45	—	—	45
Vesting of restricted stock units	8,749	—	—	—	—	—
Stock-based compensation	—	—	15,957	—	—	15,957
Other comprehensive gain	—	—	—	—	310	310
Net loss	—	—	—	(74,978)	—	(74,978)

Balance December 31, 2016	22,555,413	23	457,951	(229,200)	(172)	228,602
Adoption of accounting standard 2016-09 (Note 2)	—	—	103	(103)	—	—
Issuance of common stock from public offering, net of issuance costs ($226)	3,565,000	3	163,975	—	—	163,978
Exercise of stock options	115,483	—	1,167	—	—	1,167
Exercise of warrants	62,525	—	—			—
Vesting of restricted stock units	6,248	—	—	—	—	—
Stock-based compensation	—	—	18,605	—	—	18,605
Other comprehensive loss	—	—	—	—	(673)	(673)
Net loss	—	—	—	(166,988)	—	(166,988)

Balance December 31, 2017	26,304,669	$26	$641,801	$(396,291)	$(845)	$244,691

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(166,988)	$(74,978)	$(49,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	258	252	236
Amortization of debt discount	11	21	29
Amortization of debt issuance costs	12	23	32
Amortization of premiums and discounts on investments	334	1,014	647
Stock-based compensation expense	18,605	15,957	12,726
Loss on sale of assets	—	—	47
Changes in assets and liabilities:
Prepaids and other assets	(1,731)	139	(1,275)
Accounts payable	15,758	3,888	(1,333)
Other accrued liabilities	2,439	5,954	519

Net cash used in operating activities	(131,302)	(47,730)	(38,156)
Investing activities
Purchases of investments	(219,577)	(197,230)	(280,559)
Proceeds from sales/maturities of investments	183,743	207,442	120,792
Proceeds from sale of assets	—	—	24
Purchase of property and equipment	(19)	(94)	(325)

Net cash (used in) provided by investing activities	(35,853)	10,118	(160,068)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	164,000	—	189,983
Proceeds from exercise of common stock options	1,167	45	1,177
Payments on long-term debt	(1,709)	(1,604)	(638)

Net cash provided by (used in) financing activities	163,458	(1,559)	190,522

Net decrease in cash and cash equivalents	(3,697)	(39,171)	(7,702)
Cash and cash equivalents at beginning of period	38,165	77,336	85,038

Cash and cash equivalents at end of period	$34,468	$38,165	$77,336

Supplemental disclosure of cash flow information:
Offering costs not yet paid	$22	$—	$—

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Notes to the Financial Statements

1. The Company and Basis of Presentation

        The Company is the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, convenient, cost-effective, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol ("LDL-C"). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease ("CVD"); the leading cause of death around the world. Bempedoic acid and the Company's lead product candidate, the bempedoic acid / ezetimibe combination pill, are targeted therapies that have been shown to significantly reduce elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

        The clinical development program for the bempedoic acid / ezetimibe combination pill consists of a single pivotal Phase 3 clinical study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease ("ASCVD") and/or heterozygous familial hypercholesterolemia ("HeFH"), including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017 and the Company expects to report top-line results in August 2018.

        The global pivotal Phase 3 clinical development program for bempedoic acid, consisting of four clinical studies, fully enrolled approximately 3,600 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose, and can be considered stain intolerant. In March 2018, the Company expects to report top-line results from the first of the Phase 3 studies, Study 4 (1002-048). In May 2018, the Company expects to report top-line results from the 52-week long-term safety study, Study 1 (1002-040) and top-line results from Study 3 (1002-046). In September 2018, top-line results are expected from Study 2 (1002-047).

        The Company intends to use positive results from the Phase 3 bempedoic acid / ezetimibe combination pill and bempedoic acid programs with a total of 4,000 patients to support global regulatory submissions for tandem LDL-C lowering indications in the U.S. by the first quarter of 2019 and in Europe by the second quarter of 2019.

        The Company is also conducting a global cardiovascular outcomes trial ("CVOT")—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, for bempedoic acid in patients with hypercholesterolemia and high CVD risk and who can be considered statin intolerant. The Company initiated the CLEAR Outcomes CVOT in December 2016, and intends to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

        In December 2017, the Company submitted an investigational new drug ("IND") application to the Food and Drug Administration ("FDA"), for a reformulated tablet of bempedoic acid for nonalcoholic steatohepatitis ("NASH") indication, which was accepted in January 2018.

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

Follow On Offerings

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2017.

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

Income Taxes

        The Company utilizes the liability method of accounting for income taxes as required by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has incurred operating losses since inception. Accordingly, it is not more likely than not that the Company will realize a tax benefit from its deferred tax assets and as such, it has recorded a full valuation allowance.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated using a Black-Scholes option-pricing model. In accordance with the adoption of Accounting Standards Update ("ASU") 2016-09 on January 1, 2017, the Company accounts for forfeitures as they occur. Prior to January 1, 2017, under the provisions of ASC 718, the Company was required to include an estimate of the number of awards that will be forfeited in calculating compensation costs. Any changes to the estimated forfeiture rates were accounted for prospectively. Stock-based compensation arrangements with non-employees are recognized at the grant-date fair value and then re-measured at each reporting period. Expense is recognized during the period the related services are rendered.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 which is intended to improve financial reporting about leasing transactions. The updated guidance will require a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a capital or operating lease. Unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the updated guidance will require both types of leases to be recognized on the balance sheet. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

        In March 2016, the FASB issued ASU 2016-09 which includes provisions intended to simplify the various aspects related to how share-based payments are accounted for and presented in the financial statements. The updated guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. Additionally, under the updated guidance companies have to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as was previously required. The Company adopted ASU 2016-09 effective January 1, 2017, and recognized approximately $4.5 million of deferred tax assets that were not previously recognized on the Company's balance sheet under the prior accounting guidance. The increase in the deferred tax assets was fully offset by an increase in the Company's valuation allowance. In addition, the Company made a policy election to account for forfeitures as they occur. The cumulative effect of adoption was an increase of $0.1 million to both additional paid-in capital and accumulated deficit as of January 1, 2017. The remaining provisions adopted in ASU 2016-09 did not have a material impact to the Company's balance sheets, statements of operations or statements of cash flows.

3. Debt

Credit Facility

        In June 2014, the Company entered into a loan and security agreement (the "Credit Facility") with Oxford Finance LLC which provided for borrowings of $5.0 million under the term loan (the "Term A Loan"). On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan. The secured promissory notes issued under the Credit Facility are due on July 1, 2018, and are collateralized by substantially all of the Company's personal property, other than its intellectual property.

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

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

3. Debt (Continued)

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

        In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which is amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the condensed balance sheet at the inception of the Term A Loan, and are amortized to interest expense using the effective interest method over the same term. As of December 31, 2017, the remaining unamortized discount and debt issuance costs associated with the debt were less than $0.1 million and less than $0.1 million, respectively.

        Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2018	$1,049

Total	$1,049

        During the years ended December 31, 2017 and 2016, the Company recognized $0.2 million and $0.4 million of interest expense and made cash interest payments of $0.1 million and $0.2 million related to the Credit Facility, respectively.

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

        Upon the closing of the Company's IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. As a result, the Company concluded the warrants outstanding no longer met the criteria to be classified as liabilities and were reclassified to additional paid-in capital at fair value on the date of reclassification. During the year ended December 31, 2017, 71,237 warrants were net exercised for 62,525 shares of the Company's common stock. During the year ended December 31, 2015, 29,330 warrants were net exercised for 25,445 shares of the Company's common stock. The remaining 177,123 warrants outstanding as of December 31, 2017, expire in February 2018.

        As of December 31, 2017, the Company had warrants outstanding that were exercisable for a total of 185,353 shares of common stock at a weighted-average exercise price of $7.35 per share.

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

        The total rent expense for the years ended December 31, 2017, 2016 and 2015, was approximately $0.2 million, $0.2 million, and $0.2 million, respectively. The following table summarizes the Company's future minimum lease payments as of December 31, 2017:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease	$329	$197	$132	$—	$—

Total	$329	$197	$132	$—	$—

Legal Proceedings

        On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

statement that the FDA would require a cardiovascular outcomes trial before approving the Company's lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, the Company filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted the Company's motion to dismiss with prejudice and entered judgment in the Company's favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff's motion to alter or amend the judgment. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017.

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

6. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2017	2016
	(in thousands)
Lab equipment	$232	$232
Computer equipment	114	135
Software	206	73
Furniture and fixtures	568	568
Leasehold improvements	159	159
Assets in Progress	—	114

Subtotal	1,279	1,281
Less accumulated depreciation and amortization	844	607

Property and equipment, net	$435	$674

        Depreciation expense was $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

7. Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31,
	2017	2016
	(in thousands)
Accrued compensation	$582	$456
Accrued professional fees	153	158
Accrued franchise and property taxes	38	40
Accrued interest	397	350
Accrued other	48	143

Total other accrued liabilities	$1,218	$1,147

8. Investments

        The following table summarizes the Company's cash equivalents and investments:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$27,302	$—	$—	$27,302
U.S treasury notes	2,999	—	—	2,999

Short-term investments:
Certificates of deposit	12,429	1	(13)	12,417
U.S treasury notes	97,537	—	(225)	97,312
U.S. government agency securities	56,143	—	(141)	56,002
Long-term investments:
Certificates of deposit	3,863	—	(10)	3,853
U.S. treasury notes	27,983	—	(209)	27,774
U.S. government agency securities	42,041	—	(248)	41,793

Total	$270,297	$1	$(846)	$269,452

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

        At December 31, 2017, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

        During the years ended December 31, 2017, 2016 and 2015, other income, net in the statements of operations includes interest income on available-for-sale investments of $2.5 million, $2.6 million and $1.5 million, and expense for the amortization of premiums and discounts on investments of $0.3 million, $1.0 million and $0.6 million, respectively.

        There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the year ended December 31, 2017.

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

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

9. Fair Value Measurements (Continued)

        The following table presents the Company's financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2017
Assets:
Money market funds	$27,302	$27,302	$—	$—
Available-for-sale securities:
Certificates of deposit	16,270	16,270	—	—
U.S. treasury notes	128,085	128,085	—	—
U.S. government agency securities	97,795	—	97,795	—

Total assets at fair value	$269,452	$171,657	$97,795	$—

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2016
Assets:
Money market funds	$33,661	$33,661	$—	$—
Available-for-sale securities:
Certificates of deposit	28,984	28,984	—	—
U.S. treasury notes	70,022	70,022	—	—
U.S. government agency securities	105,318	—	105,318	—

Total assets at fair value	$237,985	$132,667	$105,318	$—

        There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2017 or December 31, 2016.

10. Stock Compensation

2017 Inducement Equity Plan

        In May 2017, the Company's board of directors approved the 2017 Inducement Equity Plan (the "2017 Plan"). The number of shares of common stock available for awards under the 2017 Plan was set to 750,000, with any shares of common stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock, or otherwise terminated (other than by exercise) under the 2017 Plan added back to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), unrestricted stock awards and dividend equivalent rights.

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

        The Company incurs stock-based compensation expense related to stock options and RSUs. The fair value of RSUs is determined by the closing market price of the Company's common stock on the date of grant. The fair value of stock options is calculated using a Black-Scholes option-pricing model. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value. In accordance with the adoption of ASU 2016-09, effective January 1, 2017, the Company accounts for forfeitures as they occur. Prior to January 1, 2017, under the provisions of ASC 718, the Company was required to include an estimate of the number of awards that will be forfeited in calculating compensation costs. Any changes to the estimated forfeiture rates were accounted for prospectively.

        Under the 2017 Plan, 2013 Plan and the 2008 Plan the vesting of options granted or restricted awards given will be determined individually with each option grant. Generally, 25 percent of the granted amount will vest upon the first anniversary of the option grant with the remainder vesting ratably on the first day of each calendar quarter for the following three years. Stock options have a

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

10. Stock Compensation (Continued)

10-year life and expire if not exercised within that period, or if not exercised within 90 days of cessation of providing service to the Company.

        The following table summarizes the activity relating to the Company's options to purchase common stock for the year ended December 31, 2017:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2016	3,255,987	$28.53	7.73	$5,214
Granted	1,327,400	$24.30
Forfeited or cancelled (vested and unvested)	(308,753)	$22.07
Exercised	(115,483)	$11.58

Outstanding at December 31, 2017	4,159,151	$28.13	7.39	$165,385

        The following table summarizes information about the Company's stock option plan as of December 31, 2017:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at December 31, 2017	4,159,151	$28.13	7.39	$165,385

Exercisable at December 31, 2017	2,421,364	$27.05	6.53	$100,329

        The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015, was $4.0 million, $0.4 million and $7.4 million, respectively.

        The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees and non-employees during each of the three years ending December 31, 2017, using the Black-Scholes option-pricing model:

	Year ended December 31,
	2017	2016	2015
Risk-free interest rate	2.04%	1.47%	1.65%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.19	6.22	6.11
Volatility	73%	71%	70%

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

        The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2017, 2016 and 2015, were $15.99, $9.78 and $38.44, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company recognized stock-based compensation expense related to stock options of $18.2 million, $15.6 million and $12.6 million, respectively.

        As of December 31, 2017, there was approximately $29.0 million of unrecognized compensation cost related to unvested options, which will be recognized over a weighted-average period of approximately 2.2 years.

        The following table summarizes the activity relating to the Company's RSUs for the year ended December 31, 2017:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested at December 31, 2016	16,251	$57.54
Vested	(6,248)	$57.54

Outstanding and unvested at December 31, 2017	10,003	$57.54

        During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $0.4 million, $0.4 million and $0.1 million, respectively, of stock-based compensation expense recognized related to RSUs. As of December 31, 2017, there was approximately $0.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of approximately 1.5 years.

11. Employee Benefit Plan

        During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the "401(k) Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2017, 2016 and 2015, were $0.3 million, $0.2 million and $0.1 million, respectively.

12. Income Taxes

        There was no provision for income taxes for the years ended December 31, 2017, 2016 and 2015, because the Company has incurred operating losses since inception. At December 31, 2017, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

12. Income Taxes (Continued)

        On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax decrease from 34% to 21% effective for tax years after December 31, 2017, the transition of U.S. Tax from a worldwide to a territorial system, and potential additional limitations on deductions related to interest expense and executive compensation. The Company has calculated the impact of TCJA in its year end income tax provision in accordance with its current understanding of the TCJA and guidance currently available as of this filing and recorded a provisional reduction to its gross deferred tax assets of $50.4 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional reduction in the Company's gross deferred tax assets was fully offset by an equal reduction in the Company's valuation allowance, resulting in no additional net income tax expense from the tax law change.

        In addition, on January 1, 2017, upon the Company's adoption of ASU 2016-09, the Company recognized approximately $4.5 million of deferred tax assets that were not previously recognized on the Company's balance sheet under the prior accounting guidance. The increase in the deferred tax assets was fully offset by an increase in the Company's valuation allowance.

        As of December 31, 2017, 2016 and 2015, the Company had deferred tax assets, before valuation allowance, of approximately $99.8 million, $75.3 million and $50.6 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2017, 2016 and 2015, the Company had federal net operating loss ("NOL") carryforwards of approximately $347.4 million, $196.4 million and $137.4 million, respectively. The federal NOL carryforwards will expire at various dates beginning in 2028, if not utilized. The Company filed certain amended state tax returns for tax years 2012-2015 during 2017 that resulted in increasing the Company's state NOL carryforward. As of December 31, 2017, 2016 and 2015, the Company had state NOL carryforwards of approximately $327.8 million, $18.1 million and $15.4 million, respectively. The state NOL carryforwards will expire at various dates beginning in 2022, if not utilized.

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2017	2016	2015
Federal income tax (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in tax rate	29.6%	0.1%	0.3%
Permanent items	0.1%	0.9%	1.3%
Other	(0.9)%	0.2%	0.0%
Amended Tax Returns	(4.5)%	0.0%	0.0%
Change in valuation allowance	9.7%	32.8%	32.4%

Effective income tax rate	0.0%	0.0%	0.0%

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

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2017, the Company had no unrecognized tax benefits or related interest and penalties accrued.

        Significant components of the Company's deferred tax assets are summarized in the table below:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$88,637	$65,972
Equity compensation	10,809	9,067
Temporary differences	402	226

Total deferred tax assets	99,848	75,265
Valuation allowance	(99,848)	(75,265)

Net deferred tax assets	$—	$—

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

        The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31,
	2017	2016	2015
Warrants for common stock	185,353	256,590	256,590
Common shares under option	4,159,151	3,255,987	2,662,862
Unvested restricted stock and RSUs	10,003	16,251	27,399

Total potential dilutive shares	4,354,507	3,528,828	2,946,851

Esperion Therapeutics, Inc.

Notes to the Financial Statements (Continued)

14. Selected Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the last two years:

	2017
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$35,860	$38,248	$40,056	$33,439
General and administrative	5,029	5,412	5,681	5,257

Total operating expenses	40,889	43,660	45,737	38,696
Loss from operations:	(40,889)	(43,660)	(45,737)	(38,696)

Interest expense	(67)	(55)	(44)	(32)
Other income, net	415	378	562	837

Net loss	$(40,541)	$(43,337)	$(45,219)	$(37,891)

Net loss per common share (basic and diluted)(1)	$(1.80)	$(1.92)	$(1.86)	$(1.44)
Weighted-average shares outstanding (basic and diluted)	22,563,152	22,591,326	24,311,844	26,222,397

	2016
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$9,791	$9,698	$13,498	$24,881
General and administrative	5,031	4,633	4,214	4,404

Total operating expenses	14,822	14,331	17,712	29,285
Loss from operations:	(14,822)	(14,331)	(17,712)	(29,285)

Interest expense	(110)	(99)	(89)	(78)
Other income, net	347	395	399	407

Net loss	$(14,585)	$(14,035)	$(17,402)	$(28,956)

Net loss per common share (basic and diluted)	$(0.65)	$(0.62)	$(0.77)	$(1.29)
Weighted-average shares outstanding (basic and diluted)	22,532,031	22,541,455	22,550,438	22,554,418

(1)
Due to the use of weighted average shares outstanding for each quarter for calculating net loss per common share, the sum of the quarterly net loss per common share amounts may not equal the net loss per common share amount for the full year.