Form 10-Q
period 2018-03-31
Esperion Therapeutics, Inc.
filed 2018-05-02
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were 26,785,597 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,823	$34,468
Short-term investments	166,400	165,731
Prepaid clinical development costs	2,864	2,072
Other prepaid and current assets	1,321	1,653
Total current assets	201,408	203,924

Property and equipment, net	374	435
Intangible assets	56	56
Long-term investments	42,350	73,420
Total assets	$244,188	$277,835

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,962	$20,375
Current portion of long-term debt	603	1,045
Accrued clinical development costs	15,440	10,506
Other accrued liabilities	2,043	1,218
Total current liabilities	30,048	33,144

Total liabilities	30,048	33,144
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 26,751,588 shares issued and outstanding at March 31, 2018 and 26,304,669 shares issued and outstanding at December 31, 2017	27	26
Additional paid-in capital	657,497	641,801
Accumulated other comprehensive loss	(963)	(845)
Accumulated deficit	(442,421)	(396,291)
Total stockholders’ equity	214,140	244,691
Total liabilities and stockholders’ equity	$244,188	$277,835

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$40,940	$35,860
General and administrative	5,954	5,029
Total operating expenses	46,894	40,889
Loss from operations	(46,894)	(40,889)

Other income, net	764	348
Net loss	$(46,130)	$(40,541)
Net loss per common share (basic and diluted)	$(1.73)	$(1.80)
Weighted-average shares outstanding (basic and diluted)	26,605,189	22,563,152

Other comprehensive loss:
Unrealized loss on investments	$(118)	$(56)
Total comprehensive loss	$(46,248)	$(40,597)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(46,130)	$(40,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	61	69
Amortization of premiums and discounts on investments	—	148
Stock-based compensation expense	5,921	4,150
Changes in assets and liabilities:
Prepaids and other assets	(421)	(4,135)
Accounts payable	(8,413)	7,038
Other accrued liabilities	5,761	(1,045)
Net cash used in operating activities	(43,221)	(34,316)

Investing activities
Purchases of investments	(14,620)	(28,191)
Proceeds from sales/maturities of investments	44,903	44,373
Purchase of property and equipment	—	(14)
Net cash provided by investing activities	30,283	16,168

Financing activities
Proceeds from exercise of common stock options	9,738	267
Payments on long-term debt	(445)	(417)
Net cash provided by (used in) financing activities	9,293	(150)
Net decrease in cash and cash equivalents	(3,645)	(18,298)
Cash and cash equivalents at beginning of period	34,468	38,165
Cash and cash equivalents at end of period	$30,823	$19,867

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. The Company and Basis of Presentation

The Company is the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, convenient, cost-effective, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol (“LDL-C”). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease (“CVD”); the leading cause of death around the world. Bempedoic acid and the Company’s lead product candidate, the bempedoic acid / ezetimibe combination pill, are targeted therapies that have been shown to significantly lower elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

The clinical development program for the bempedoic acid / ezetimibe combination pill consists of a single pivotal Phase 3 clinical study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease (“ASCVD”) and/or heterozygous familial hypercholesterolemia (“HeFH”), including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017 and fully enrolled 382 patients in March 2018, and the Company expects to report top-line results in August 2018.

The global pivotal Phase 3 clinical development program for bempedoic acid, consisting of four clinical studies, are fully enrolled with approximately 3,600 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose of a statin, and can be considered stain intolerant. In March 2018, the Company reported top-line results from the first of the Phase 3 studies, Study 4 (1002-048). The Company reported top-line results from the 52-week long-term safety study, Study 1 (1002-040) in early May 2018. The Company expects to report top-line results from Study 3 (1002-046) in late May 2018 and from Study 2 (1002-047) in September 2018.

The Company intends to use positive results from the Phase 3 bempedoic acid / ezetimibe combination pill and bempedoic acid programs with a total of 4,000 patients to support global regulatory submissions for tandem LDL-C lowering indications in the U.S. no later than the first quarter of 2019 and in Europe no later than the second quarter of 2019.

The Company is also conducting a global cardiovascular outcomes trial (“CVOT”)—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, for bempedoic acid in patients with hypercholesterolemia and high CVD risk and who can be considered statin intolerant. The Company initiated the CLEAR Outcomes CVOT in December 2016 and expects the study to be fully enrolled in 2019, and intends to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the

Company has made all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

2. Summary of Significant Accounting Policies

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01 which includes provisions to accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The updated guidance requires equity investments with determinable fair values to be measured at fair value with changes in fair value recognized in income. Equity investments without determinable fair values are to be measured at cost, less any impairment determined to be other than temporary. The Company adopted ASU 2016-01 effective January 1, 2018. Prospectively, unrealized gains or losses from equity investments with readily determinable fair values will be reflected in earnings through “Other income, net” on the statement of operations and any equity investments owned by the Company without readily determinable fair values will be measured at cost, less any impairment determined to be other than temporary. The adoption of the ASU did not have a material impact to the Company’s balance sheets, statements of operations or statements of cash flows.

In May 2017, the FASB issued ASU 2017-09 which includes provisions to clarify when to account for a change to terms or conditions of a share-based payment award as a modification. Under the updated guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 effective January 1, 2018. The Company does not believe the adoption of the ASU will have a material impact to the Company’s balance sheets, statements of operations or statements of cash flows.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

3. Debt

In June 2014, the Company entered into a loan and security agreement (the “Credit Facility”) with Oxford Finance LLC which provided for initial borrowings of $5.0 million under the term loan (the “Term A Loan”). On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan. The secured promissory notes issued under the Credit Facility bear interest at an annual rate of 6.40% and are due on July 1, 2018. A final payment equal to 8.0% of the Term A Loan is due upon the earlier of the maturity date or prepayment of the term loan. The Company is recognizing the final payment as interest expense using the effective interest method over the life of the Credit Facility.

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

Estimated future principal payments due under the Credit Facility are as follows:

Years Ending December 31,	(in thousands)
2018	$604
Total	$604

During the three months ended March 31, 2018 and 2017, the Company recognized less than $0.1 million and less than $0.1 million of interest expense and made cash interest payments of less than $0.1 million and less than $0.1 million related to the Credit Facility, respectively.

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

Upon the closing of the Company’s Initial Public Offering, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. During the three months ended March 31, 2018, the remaining 177,123 warrants were net exercised for 159,944 shares of the Company’s common stock. During the year ended December 31, 2017, 71,237 warrants were net exercised for 62,525 shares of the Company’s common stock.

As of March 31, 2018, the Company had warrants outstanding that were exercisable for a total of 8,230 shares of common stock at a weighted-average exercise price of $15.19 per share.

5. Commitments and Contingencies

On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company’s lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015 and September 28, 2015, as well as attorneys’ fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, the Company filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted the Company’s motion to dismiss with prejudice and entered judgment in the Company’s favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment.  In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment.  On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

There have been no other material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$22,033	$—	$—	$22,033
Short-term investments:
Certificates of deposit	11,400	—	(24)	11,376
U.S. treasury notes	87,997	—	(276)	87,721
U.S. government agency securities	67,605	—	(302)	67,303
Long-term investments:
Certificates of deposit	735	—	(6)	729
U.S. treasury notes	19,924	—	(180)	19,744
U.S. government agency securities	22,052	—	(175)	21,877
Total	$231,746	$—	$(963)	$230,783

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$27,302	$—	$—	$27,302
U.S. treasury notes	2,999	—	—	2,999
Short-term investments:
Certificates of deposit	12,429	1	(13)	12,417
U.S treasury notes	97,537	—	(225)	97,312
U.S. government agency securities	56,143	—	(141)	56,002
Long-term investments:
Certificates of deposit	3,863	—	(10)	3,853
U.S. treasury notes	27,983	—	(209)	27,774
U.S. government agency securities	42,041	—	(248)	41,793
Total	$270,297	$1	$(846)	$269,452

At March 31, 2018, remaining contractual maturities of investments classified as current on the balance sheets were less than 12 months and remaining contractual maturities of investments classified as long-term were less than two years.

During the three months ended March 31, 2018 and 2017, other income, net in the statements of operations includes interest income on investments of $0.8 million and $0.6 million, and expense for the amortization of premiums and discounts on investments of less than $0.1 million and $0.1 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income in the statements of operations during the three months ended March 31, 2018 and 2017.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2018
Assets:
Money market funds	$22,033	$22,033	$—	$—
Investments:
Certificates of deposit	12,105	12,105	—	—
U.S. treasury notes	107,465	107,465	—	—
U.S. government agency securities	89,180	—	89,180	—
Total assets at fair value	$230,783	$141,603	$89,180	$—
December 31, 2017
Assets:
Money market funds	$27,302	$27,302	$—	$—
Available-for-sale securities:
Certificates of deposit	16,270	16,270	—	—
U.S. treasury notes	128,085	128,085	—	—
U.S. government agency securities	97,795	—	97,795	—
Total assets at fair value	$269,452	$171,657	$97,795	$—

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2018.

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

The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2017	4,159,151	$28.13	7.39	$165,385
Granted	575,500	$69.98
Forfeited or expired	(238,213)	$33.09
Exercised	(285,413)	$34.26
Outstanding at March 31, 2018	4,211,025	$33.15	7.45	$173,114

The following table summarizes information about the Company’s stock option plan as of March 31, 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at March 31, 2018	4,211,025	$33.15	7.45	$173,114
Exercisable at March 31, 2018	2,332,443	$26.59	6.33	$112,424

During the three months ended March 31, 2018 and 2017, the Company recognized $5.8 million and $4.1 million, respectively, of stock-based compensation expense related to stock options. As of March 31, 2018, there was $44.6 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 3.0 years.

The following table summarizes the activity relating to the Company’s RSUs for the three months ended March 31, 2018:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested at December 31, 2017	10,003	$57.54
Granted	10,000	$77.94
Forfeited or expired	(4,691)	$57.54
Vested	(1,562)	$57.54
Outstanding and unvested at March 31, 2018	13,750	$72.38

During the three months ended March 31, 2018 and 2017, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to RSUs. As of March 31, 2018, there was $1.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.3 years.

9. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2018 and 2017, because the Company has incurred operating losses since inception. At March 31, 2018, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31, 2018	December 31, 2017

Warrants for common stock	8,230	185,353
Common shares under option	4,211,025	4,159,151
Unvested RSUs	13,750	10,003
Total potential dilutive shares	4,233,005	4,354,507

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our clinical development plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development of the bempedoic acid / ezetimibe combination pill and bempedoic acid to be materially different from any future results, performance or achievements, including in relation to the clinical development of the bempedoic acid / ezetimibe combination pill and bempedoic acid, expressed or implied by these forward-looking statements.

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

Overview

Corporate Overview

We are the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, convenient, cost-effective, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced lipid management team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. Bempedoic acid and our lead product candidate, the bempedoic acid / ezetimibe combination pill, are targeted therapies that have been shown to significantly lower elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

The clinical development program for the bempedoic acid / ezetimibe combination pill consists of a single pivotal Phase 3 study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease, or ASCVD, and/or heterozygous familial hypercholesterolemia, or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017 and fully enrolled 382 patients in March 2018, and we expect to report top-line results in August 2018.

The global pivotal Phase 3 clinical development program for bempedoic acid, consisting of four clinical studies, are fully enrolled with approximately 3,600 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose of a statin, and can be considered statin intolerant. In March 2018, we reported top-line results from the first of the Phase 3 studies, Study 4 (1002-048). We reported top-line results from the 52-week long-term safety study, Study 1 (1002-040) in early May 2018. We expect to report top-line results from Study 3 (1002-046) in late May 2018 and from Study 2 (1002-047) in September 2018.

We intend to use positive results from our Phase 3 bempedoic acid / ezetimibe combination pill and bempedoic acid programs with a total of 4,000 patients to support global regulatory submissions for tandem LDL-C lowering indications in the U.S. no later than the first quarter of 2019 and in Europe no later than the second quarter of 2019.

We are also conducting a global cardiovascular outcomes trial, or CVOT, — known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, for bempedoic acid in patients with hypercholesterolemia and high CVD risk and who can be considered statin intolerant.  We initiated the CLEAR Outcomes CVOT in December 2016 and expect the study to be fully enrolled in 2019, and intend to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing the bempedoic acid / ezetimibe combination pill and bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness, and we have incurred losses in each year since our inception. We own the exclusive worldwide rights to bempedoic acid.

We do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $46.1 million and $40.5 million for the three months ended March 31, 2018 and 2017, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

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

•                  commercializing the bempedoic acid / ezetimibe combination pill and bempedoic acid, if approved; and

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

Product Overview

Through the complementary mechanisms of action of inhibition of cholesterol synthesis (bempedoic acid) and inhibition of cholesterol absorption (ezetimibe), the bempedoic acid / ezetimibe combination pill is our lead, non-statin, orally available, once-daily, LDL-C lowering therapy. Inhibition of ATP citrate lyase, or ACL, by bempedoic acid reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Inhibition of Niemann-Pick C1-Like 1 by ezetimibe results in reduced absorption of cholesterol from the gastrointestinal tract, thereby reducing delivery of cholesterol to the liver, which in turn upregulates LDL receptors. Previously completed Phase 2 data demonstrated that this safe and well tolerated combination results in a 48 percent lowering of LDL-C, and a 26 percent reduction in high sensitivity C-reactive protein, or hsCRP. The bempedoic acid / ezetimibe combination pill is being developed for patients at high CVD risk with hypercholesterolemia.

With a targeted mechanism of action, bempedoic acid is a first-in-class, complementary, orally available, once-daily ACL inhibitor that reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Similar to statins, bempedoic acid also reduces hsCRP, a key marker of the underlying inflammation associated with cardiovascular disease. Completed Phase 1, Phase 2 and Phase 3 studies conducted in more than 1,600 patients and over 1,000 patients treated with bempedoic acid have produced LDL-C lowering results of up to 30 percent as monotherapy and an incremental 20+ percent when added to stable statin therapy. Bempedoic acid is being developed for patients at high CVD risk with hypercholesterolemia. We acquired the rights to bempedoic acid from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid and we are not obligated to make any royalty or milestone payments to Pfizer.

During the three months ended March 31, 2018, we incurred $30.0 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT, our 1002FDC-053 study and our Phase 2 (1002-39) clinical study of bempedoic acid when added-on to an injectable proprotein convertase subtilisin/kexin type 9 inhibitor, or PCSK9i, therapy in patients with hypercholesterolemia.

During the three months ended March 31, 2017, we incurred $27.7 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT and our Phase 2 (1002-038) clinical study of triplet oral therapy with bempedoic acid 180 mg, ezetimibe 10 mg and atorvastatin 20 mg in patients with hypercholesterolemia.

Program Developments

Phase 3 Clinical Studies Completed in 2018

Study 1—Global pivotal Phase 3 long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy

On May 2, 2018, we announced the top-line results from the pivotal Phase 3 study, Study 1 (1002-040). The 52-week, global, pivotal, Phase 3 randomized, double-blind, placebo-controlled, multicenter study evaluated the long-term safety and tolerability of bempedoic acid 180 mg/day versus placebo in high-risk patients with ASCVD and/or HeFH whose LDL-C is not adequately controlled with current lipid-modifying therapies, including maximally tolerated statin therapy. The study was conducted at 117 sites in the U.S., Canada and Europe. A total of 2,230 patients were randomized 2:1 to receive bempedoic acid or placebo. The primary objective was to assess the long-term safety and tolerability of bempedoic acid versus placebo over 52 weeks. The secondary objective was to assess the 12-week LDL-C lowering efficacy of bempedoic acid versus placebo. Tertiary objectives were to assess the effect of bempedoic acid on other lipid parameters and risk markers, including hsCRP. While analyses of the complete safety and efficacy results from Study 1 are ongoing, the top-line results are summarized as follows:

Adverse Events and Discontinuations at 52 Weeks

% (Number) of Patients
Treatment Emergent Adverse Events (AEs)	Bempedoic Acid N=1,487	Placebo N=742
Overview of AEs in All Patients (patient incidence)
Any AE(s)	78.5% (1,167)	78.7% (584)
Serious AE(s)	14.5% (216)	14.0% (104)
Discontinuations due to AE(s)	10.9% (162)	7.1% (53)
Fatal Adverse Events — Unrelated to Study Treatment	0.9% (13)	0.3% (2)

On-Treatment LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint

			LDL-C
		LDL-C	Week 12
		Baseline	Endpoint	Percent Change
	Number of	Mean (SD)	Mean (SD)	from Baseline
Treatment Group	Patients	mg/dL	mg/dL	LS Mean (SE)	P Value
Bempedoic Acid	1,335	104 (29)	83 (27)	–18% (0.5)	<0.001
Placebo	695	102 (30)	103 (35)	+2% (0.9)	—

LS = least squares; SD = standard deviation; SE = standard error; mITT population

hsCRP Nonparametric Analysis

	Number of	Baseline	Percent Change from Baseline
Treatment Group	Patients	Level (mg/L)	Median Change	P Value
Bempedoic Acid	1,421	1.49	–22%	<0.001
Placebo	724	1.51	+3%	—

•            Bempedoic acid was observed to be safe and well tolerated over a 52-week period, the primary endpoint of the study. There were no clinically relevant differences between bempedoic acid and the placebo groups in the occurrence of AEs, SAEs or discontinuations due to muscle-related AEs.

•            After twelve weeks of treatment with bempedoic acid, LDL-C levels were lowered by 20% (p<0.001), with a decrease of 18% from baseline for the patients treated with bempedoic acid and an increase of 2% for patients who received placebo.  This was the key efficacy endpoint of the study.

•            hsCRP, a marker of the underlying inflammation associated with CVD, was reduced by 22% (p<0.001) for patients dosed with bempedoic acid after twelve weeks of therapy, versus a 3% increase with placebo.

•            Clinically significant reductions in total cholesterol, apoB and non-HDL-C were seen in the patients treated with bempedoic acid.

Study 4—Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy, including ezetimibe, and patients considered statin intolerant

On March 7, 2018, we announced the top-line results from the pivotal Phase 3 study, Study 4 (1002-048). The 12-week, global, pivotal, Phase 3 randomized, double-blind, placebo-controlled, multicenter study evaluated the efficacy and safety of bempedoic acid 180 mg/day versus placebo as add-on therapy in patients with ASCVD, or at a high risk for ASCVD, who are inadequately treated with current lipid-modifying therapies, including ezetimibe and up to the lowest approved daily starting dose of a statin. The study was conducted at 90 sites in the U.S., Canada and Europe. A total of 269 patients were randomized 2:1 to receive bempedoic acid or placebo. The primary objective was to assess the 12-week LDL-C-lowering efficacy of bempedoic acid versus placebo when added to ezetimibe and up to the lowest starting dose of a statin. Secondary objectives included evaluating the safety and tolerability of bempedoic acid versus placebo, and its effects on other risk markers, including hsCRP. While analyses of the complete efficacy and safety results from Study 4 are ongoing, the top-line results are summarized as follows:

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint

			LDL-C
		LDL-C	Week 12
		Baseline	Endpoint	Percent Change
	Number of	Mean (SD)	Mean (SD)	from Baseline
Treatment Group	Patients	mg/dL	mg/dL	LS Mean (SE)	P Value
Bempedoic Acid	181	130 (31)	96 (17)	–23% (2.0)	<0.001
Placebo	88	123 (27)	129 (27)	+5% (2.3)	—

LS = least squares; SD = standard deviation; SE = standard error; mITT population

hsCRP Nonparametric Analysis

	Number of	Baseline	Percent Change from Baseline
Treatment Group	Patients	Level (mg/L)	Median Change	P Value
Bempedoic Acid	180	2.21	–33%	<0.001
Placebo	88	2.26	+2%	—

mITT population

•            After twelve weeks of treatment with bempedoic acid, the primary endpoint of the study, LDL-C levels were lowered by 28% (p<0.001), with a decrease of 23% from baseline for the patients treated with bempedoic acid and an increase of 5% for patients who received placebo.

•            hsCRP, a marker of the underlying inflammation associated with CVD, was reduced by 33% (p<0.001) for patients dosed with bempedoic acid after twelve weeks of therapy, versus a 2% increase with placebo.

•            Clinically significant reductions in total cholesterol, apoB and non-HDL-C were seen in the patients treated with the bempedoic acid / ezetimibe combination plus atorvastatin.

•            Discontinuation rates for bempedoic acid were low and comparable to placebo. There were two patients out of 181 (1.1%) treated with bempedoic acid with increases (> 3x the upper limit of normal, repeated and confirmed) in liver function tests. The cumulative number of patients treated with bempedoic acid in Phase 2 studies and Study 4 total 919.  Of these, six patients (0.65%) had elevations in liver function tests. The rate of elevations in liver function teats is consistent with the rate observed in Phase 2 clinical trials and with all other previously approved oral LDL-C lowering therapies, including statins and ezetimibe.

•            Bempedoic acid was observed to be safe and well-tolerated. There were no differences in the occurrence of AEs, SAEs or muscle-related AEs; and no differences in discontinuations due to AEs or muscle-related AEs between the bempedoic acid group compared to the placebo group.

Phase 2 Clinical Studies Completed in 2018

1002-039 — Phase 2 efficacy and safety study of bempedoic acid when added-on to an injectable proprotein convertase subtilisin/kexin type 9 inhibitor, or PCSK9i, therapy in patients with hypercholesterolemia

On March 27, 2018, we announced top-line results from the Phase 2 clinical study (1002-039) of bempedoic acid when added-on to an injectable PCSK9i therapy. The eight-week Phase 2, randomized, double-blind, placebo-controlled, multicenter study evaluated the efficacy and safety of once-daily, oral bempedoic acid 180 mg in patients with hypercholesterolemia at screening (LDL-C > 160 mg/dL). These patients received 12 weeks of background injectable evolocumab 420 mg administered every four weeks prior to randomization. A total of 59 patients from 21 sites in the U.S. and Canada were then randomized 1:1 to receive bempedoic acid or placebo added-on to evolocumab for eight weeks. The primary efficacy objective was to assess the eight-week LDL-C lowering efficacy of bempedoic acid versus placebo in patients on a PCSK9 inhibitor. Secondary objectives included evaluating the safety and tolerability of bempedoic acid versus placebo and its effects on other risk markers, including hsCRP. While analyses of the complete efficacy and safety results from 1002-039 are ongoing, the top-line results are summarized as follows:

LDL-Cholesterol Percent Change from Baseline to Week 8 Endpoint

			LDL-C
		LDL-C	Week 8
		Baseline	Endpoint	Percent Change
	Number of	Mean (SD)	Mean (SD)	from Baseline
Treatment Group	Patients	mg/dL	mg/dL	LS Mean (SE)	P Value
Bempedoic Acid + PCSK9i	27	103 (29)	74 (26)	–27% (4.3)	<0.001
Placebo + PCSK9i	26	107 (34)	106 (25)	+3% (3.4)	—

LS = least squares; SD = standard deviation; SE = standard error; mITT population

hsCRP Nonparametric Analysis

	Number of	Baseline	Percent Change from Baseline
Treatment Group	Patients	Level (mg/L)	Median Change	P Value
Bempedoic Acid + PCSK9i	27	3.0	–34%	<0.029
Placebo + PCSK9i	25	1.9	–2%	—

mITT population

•            After eight weeks of treatment with the bempedoic acid added-on to PCSK9i, the primary endpoint of the study, LDL-C levels were lowered by an additional 30% (p<0.001), with a decrease of 27% from baseline for the patients treated with bempedoic acid and an increase of 3% for patients who received placebo.

•            hsCRP, a marker of the underlying inflammation associated with CVD, was reduced by 34% (p<0.029) for patients dosed with bempedoic acid added-on to PCSK9i after eight weeks of therapy, versus a 2% reduction with placebo.

•            Clinically significant reductions in total cholesterol, apoB and non-HDL-C were seen in the patients treated with the bempedoic acid.

•            No discontinuation occurred during the study. There were no increases (repeated and confirmed) in liver function tests.

•            Bempedoic acid was observed to be safe and well-tolerated. There were essentially no differences in the occurrence of AEs, SAEs or muscle-related AEs between the bempedoic acid and placebo groups.

Ongoing Clinical Studies

1002FDC-053 — Phase 3 efficacy and safety study of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia

1002FDC-053 is a pivotal Phase 3 clinical study to assess the efficacy and safety of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia and ASCVD and/or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. The 12-week, pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel-dose study consists of four treatment arms evaluating the efficacy and safety of a once-daily, oral, fixed dose combination pill of 180 mg of bempedoic acid and 10 mg of ezetimibe versus placebo, 180 mg of bempedoic acid alone and 10 mg of ezetimibe alone. In March 2018, the study completed enrollment of 382 patients at approximately 125 U.S. sites. The co-primary objectives of the study are to assess LDL-C lowering efficacy in patients treated with the bempedoic acid / ezetimibe combination pill versus placebo, 180 mg of bempedoic acid and 10 mg of ezetimibe alone. Secondary objectives include assessing the safety and tolerability of the bempedoic acid / ezetimibe combination pill versus placebo, 180 mg of bempedoic acid and 10 mg of ezetimibe alone and effects on other risk markers, including hsCRP, non-HDL-C, apoB and total cholesterol. We expect to report top-line results in August 2018.

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

Open-Label Extension of Study 1—Global pivotal Phase 3 long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy

Safety data will be obtained from an open-label extension study which completed enrollment of 1,462 of the 2,230 patients enrolled in Study 1 in March 2018. Initiated in February 2017, this open-label extension study will evaluate the long-term safety of bempedoic acid 180 mg versus placebo in high CVD risk patients with hypercholesterolemia and with ASCVD and/or HeFH whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are taking maximally tolerated statin therapy. This open-label extension study will be conducted at approximately 100 sites included in the parent study in the U.S., Canada and Europe. The primary objective is to assess the long-term safety in patients treated with bempedoic acid for up to 1.5 years. Secondary objectives include evaluating the 52- and 78-week effects of bempedoic acid on lipid and cardiometabolic risk markers, including LDL-C, non-HDL-C, total cholesterol, apoB and hsCRP.

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

Other Income, Net

Other income, net, primarily relates to interest income and the amortization of premiums and discounts earned on our cash, cash equivalents and investment securities, and also includes interest expense associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount, deferred issuance costs and final payment fee.

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

In January 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-01 which includes provisions to accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The updated guidance requires equity investments with determinable fair values to be measured at fair value with changes in fair value recognized in income. Equity investments without determinable fair values are to be measured at cost, less any impairment determined to be other than temporary. We adopted ASU 2016-01 effective January 1, 2018. Prospectively, unrealized gains or losses from equity investments with readily determinable fair values will be reflected in earnings through “Other income, net” on the statement of operations and any equity investments owned by us without readily determinable fair values will be measured at cost, less any impairment determined to be other than temporary. The adoption of the ASU did not have a material impact our balance sheets, statements of operations or statements of cash flows.

In May 2017, the FASB issued ASU 2017-09 which includes provisions to clarify when to account for a change to terms or conditions of a share-based payment award as a modification. Under the updated guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. We adopted ASU 2017-09 effective January 1, 2018. We do not believe the adoption of the ASU will have a material impact our balance sheets, statements of operations or statements of cash flows.

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(unaudited, in thousands)
Operating Expenses:
Research and development	$40,940	$35,860	$5,080
General and administrative	5,954	5,029	925
Loss from operations	(46,894)	(40,889)	(6,005)
Other income, net	764	348	416
Net loss	$(46,130)	$(40,541)	$(5,589)

Research and development expenses

Research and development expenses for the three months ended March 31, 2018, were $40.9 million, compared to $35.9 million for the three months ended March 31, 2017, an increase of approximately $5.0 million. The increase in research and development expenses was primarily related to the further clinical development of the bempedoic acid / ezetimibe combination pill and bempedoic acid, including costs to support the global pivotal Phase 3 studies, the CVOT, and increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2018, were $6.0 million, compared to $5.0 million for the three months ended March 31, 2017, an increase of approximately $1.0 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

Other income, net

Other income, net for the three months ended March 31, 2018, was $0.8 million, compared to $0.3 million for the three months ended March 31, 2017. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

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

As of March 31, 2018, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $30.8 million and $208.8 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(43,221)	$(34,316)
Cash provided by investing activities	30,283	16,168
Cash provided by (used in) financing activities	9,293	(150)
Net decrease in cash and cash equivalents	$(3,645)	$(18,298)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of the bempedoic acid / ezetimibe combination pill and bempedoic acid and our operations.

Net cash used in operating activities totaled $43.2 million and $34.3 million for the three months ended March 31, 2018 and 2017, respectively. The primary use of our cash was to fund the development of the bempedoic acid / ezetimibe combination pill and bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $30.3 million and $16.2 million for the three months ended March 31, 2018 and 2017, respectively, consisted primarily of proceeds from the sale and maturities of highly liquid, interest bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $9.3 million for the three months ended March 31, 2018, related primarily to proceeds from exercise of our common stock options.  Net cash used in financing activities of $0.2 million for the three months ended March 31, 2017, related primarily to payments on our credit facility.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we progress through the clinical development program for the bempedoic acid / ezetimibe combination pill and bempedoic acid. We estimate that current cash resources are sufficient to fund operations through the expected approvals of the bempedoic acid / ezetimibe combination pill and bempedoic acid in the first quarter of 2020. We will likely need to raise additional capital to continue to fund the further development and commercialization efforts for the bempedoic acid / ezetimibe combination pill and bempedoic acid and our operations and to complete the CLEAR Outcomes CVOT. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid and the extent to which we may enter into collaborations with pharmaceutical partners regarding the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of the bempedoic acid / ezetimibe combination pill and bempedoic acid. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commitments

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $30.8 million and $208.8 million at March 31, 2018, and $34.5 million and $239.2 million at December 31, 2017, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

We contract with CROs and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. We do not believe that fluctuations in foreign currency rates have had a material effect on our results of operations during the three months ended March 31, 2018.

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2018.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 12, 2016, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment.  In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment.  On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

There have been no other material changes to our legal proceedings outside the ordinary course of business from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes from the factors disclosed in our 2017 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we issued 159,944 shares of the Company’s common stock, pursuant to the warrant cashless exercise provision, upon the exercise of warrants previously issued to investors in connection with various financing transactions prior to the Company’s Initial Public Offering.  The shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.   Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.4	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

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

ESPERION THERAPEUTICS, INC.

May 2, 2018	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2018	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)