Form 10-Q
period 2018-06-30
Esperion Therapeutics, Inc.
filed 2018-08-02
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, there were 26,803,675 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,380	$34,468
Short-term investments	155,793	165,731
Prepaid clinical development costs	7,650	2,072
Other prepaid and current assets	1,060	1,653
Total current assets	188,883	203,924

Property and equipment, net	311	435
Intangible assets	56	56
Long-term investments	21,631	73,420
Total assets	$210,881	$277,835

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,482	$20,375
Current portion of long-term debt	152	1,045
Accrued clinical development costs	9,524	10,506
Other accrued liabilities	2,806	1,218
Total current liabilities	34,964	33,144

Total liabilities	34,964	33,144
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 26,801,717 shares issued and outstanding at June 30, 2018 and 26,304,669 shares issued and outstanding at December 31, 2017	27	26
Additional paid-in capital	664,817	641,801
Accumulated other comprehensive loss	(776)	(845)
Accumulated deficit	(488,151)	(396,291)
Total stockholders’ equity	175,917	244,691
Total liabilities and stockholders’ equity	$210,881	$277,835

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$39,524	$38,248	$80,464	$74,108
General and administrative	6,956	5,412	12,910	10,441
Total operating expenses	46,480	43,660	93,374	84,549
Loss from operations	(46,480)	(43,660)	(93,374)	(84,549)

Other income, net	750	323	1,514	671
Net loss	$(45,730)	$(43,337)	$(91,860)	$(83,878)
Net loss per common share (basic and diluted)	$(1.71)	$(1.92)	$(3.44)	$(3.72)
Weighted-average shares outstanding (basic and diluted)	26,786,796	22,591,326	26,696,495	22,577,317

Other comprehensive loss:
Unrealized gain (loss) on investments	$187	$(11)	$69	$(67)
Total comprehensive loss	$(45,543)	$(43,348)	$(91,791)	$(83,945)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(91,860)	$(83,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	124	134
Amortization of premiums and discounts on investments	(57)	251
Stock-based compensation expense	11,644	9,130
Changes in assets and liabilities:
Prepaids and other assets	(4,985)	(1,546)
Accounts payable	2,107	14,119
Other accrued liabilities	608	1,246
Net cash used in operating activities	(82,419)	(60,544)

Investing activities
Purchases of investments	(20,540)	(36,769)
Proceeds from sales/maturities of investments	82,393	80,059
Purchase of property and equipment	—	(19)
Net cash provided by investing activities	61,853	43,271

Financing activities
Proceeds from exercise of common stock options	11,374	322
Payments on long-term debt	(896)	(841)
Net cash provided by (used in) financing activities	10,478	(519)
Net decrease in cash and cash equivalents	(10,088)	(17,792)
Cash and cash equivalents at beginning of period	34,468	38,165
Cash and cash equivalents at end of period	$24,380	$20,373

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

The global pivotal Phase 3 clinical development program for bempedoic acid, consisting of four clinical studies, is substantially complete with approximately 3,600 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose of a statin, and can be considered stain intolerant. In March 2018, the Company reported top-line results from the first of the Phase 3 studies, Study 4 (1002-048). In May 2018, the Company reported top-line results from the 52-week long-term safety study, Study 1 (1002-040), and from Study 3 (1002-046). The Company expects to report top-line results from Study 2 (1002-047) in September 2018.

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

3. Debt

In June 2014, the Company entered into a loan and security agreement (the “Credit Facility”) with Oxford Finance LLC which provided for initial borrowings of $5.0 million under the term loan (the “Term A Loan”). On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan. The secured promissory notes issued under the Credit Facility bear interest at an annual rate of 6.40% and are due on July 1, 2018. A final payment equal to 8.0% of the Term A Loan is due upon the earlier of the maturity date or prepayment of the term loan. The Company is recognizing the final payment as interest expense using the effective interest method over the life of the Credit Facility. The Term A Loan was fully repaid in July 2018.

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

Estimated future principal payments due under the Credit Facility as of June 30, 2018, are as follows:

Years Ending December 31,	(in thousands)
2018	$152
Total	$152

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

Upon the closing of the Company’s Initial Public Offering, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. During the six months ended June 30, 2018, the remaining 177,123 warrants were net exercised for 159,944 shares of the Company’s common stock. During the year ended December 31, 2017, 71,237 warrants were net exercised for 62,525 shares of the Company’s common stock.

As of June 30, 2018, the Company had warrants outstanding that were exercisable for a total of 8,230 shares of common stock at a weighted-average exercise price of $15.19 per share.

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

On May 7, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company, Tim Mayleben, and Richard Bartram, captioned Kevin Bailey v. Esperion Therapeutics, Inc., et al. (No. 18-cv-11438). The lawsuit alleges that the Company, Mr. Mayleben and Mr. Bartram violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly making false and misleading statements about the facts and circumstances surrounding the Phase 3 trial results for bempedoic acid that the Company announced on May 2, 2018. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between February 22, 2017, and May 1, 2018, as well as attorneys’ fees and costs.

The Company is unable to predict the outcome of these matters and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On July 6, 2018, the Company entered into the first amendment of the lease for the Company’s principal executive office in Ann Arbor, Michigan. The amended lease is to increase the current 7,941 rentable square feet of office space by 11,471 rentable square feet, together with the right to use common areas and facilities in common with the landlord and other tenants. The term of the lease commences with respect to all of the space in the leased premises on the later to occur of (i) the date upon which landlord delivers the premises to the Company under the terms of the lease with the delivery conditions set forth in the lease satisfied and (ii) November 1, 2018 (the “Lease Commencement Date”). The term of the lease shall end 60 months after the Lease Commencement Date. Under the terms of the lease, following the first month (during which the base rent is $0) and the second month (during which the base rent is $15,990), the base rent, subject to certain adjustments, for the leased premises will start at approximately $19,412 per month, plus certain operating expenses and taxes, and shall increase on an annual basis and/or as otherwise provided in the lease agreement. In addition, on May 14, 2018, the Company provided notice of early lease termination for its second Ann Arbor lease of 5,500 square feet to end its tenancy effective November 15, 2018.

There have been no other material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash equivalents:
Money market funds	$17,399	$—	$—	$17,399
Short-term investments:
Certificates of deposit	10,422	—	(21)	10,401
U.S. treasury notes	74,381	—	(248)	74,133
U.S. government agency securities	71,515	—	(256)	71,259
Long-term investments:
Certificates of deposit	735	—	(6)	729
U.S. treasury notes	7,980	—	(96)	7,884
U.S. government agency securities	13,167	—	(149)	13,018
Total	$195,599	$—	$(776)	$194,823

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$27,302	$—	$—	$27,302
U.S. treasury notes	2,999	—	—	2,999
Short-term investments:
Certificates of deposit	12,429	1	(13)	12,417
U.S treasury notes	97,537	—	(225)	97,312
U.S. government agency securities	56,143	—	(141)	56,002
Long-term investments:
Certificates of deposit	3,863	—	(10)	3,853
U.S. treasury notes	27,983	—	(209)	27,774
U.S. government agency securities	42,041	—	(248)	41,793
Total	$270,297	$1	$(846)	$269,452

At June 30, 2018, remaining contractual maturities of investments classified as current on the balance sheets were less than 12 months and remaining contractual maturities of investments classified as long-term were less than two years.

During the three and six months ended June 30, 2018, other income, net in the statements of operations includes interest income on investments of $0.7 million and $1.5 million, and income for the accretion of premiums and discounts on investments of $0.1 million and $0.1 million, respectively. During the three and six months ended June 30, 2017, other income, net in the statements of operations includes interest income on available-for-sale investments of $0.4 million and $1.0 million, and expense for the amortization of premiums and discounts on investments of approximately $0.2 million and $0.3 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income in the statements of operations during the three and six months ended June 30, 2018 and 2017.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
		(in thousands)
June 30, 2018
Assets:
Money market funds	$17,399	$17,399	$—	$—
Investments:
Certificates of deposit	11,130	11,130	—	—
U.S. treasury notes	82,017	82,017	—	—
U.S. government agency securities	84,277	—	84,277	—
Total assets at fair value	$194,823	$110,546	$84,277	$—
December 31, 2017
Assets:
Money market funds	$27,302	$27,302	$—	$—
Available-for-sale securities:
Certificates of deposit	16,270	16,270	—	—
U.S. treasury notes	128,085	128,085	—	—
U.S. government agency securities	97,795	—	97,795	—
Total assets at fair value	$269,452	$171,657	$97,795	$—

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2018 and 2017.

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

The following table summarizes the activity relating to the Company’s options to purchase common stock for the six months ended June 30, 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2017	4,159,151	$28.13	7.39	$165,385
Granted	929,327	$62.83
Forfeited or expired	(260,352)	$36.22
Exercised	(334,917)	$33.96
Outstanding at June 30, 2018	4,493,209	$34.40	7.45	$63,261

The following table summarizes information about the Company’s stock option plan as of June 30, 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at June 30, 2018	4,493,209	$34.40	7.45	$63,261
Exercisable at June 30, 2018	2,566,334	$27.61	6.39	$46,098

During the three and six months ended June 30, 2018, the Company recognized $5.5 million and $11.3 million, respectively, of stock-based compensation expense related to stock options. During the three and six months ended June 30, 2017, the Company recognized $4.8 million and $8.9 million, respectively, of stock-based compensation expense related to stock options. As of June 30, 2018, there was $50.0 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 3.0 years.

The following table summarizes the activity relating to the Company’s RSUs for the six months ended June 30, 2018:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested at December 31, 2017	10,003	$57.54
Granted	30,000	$70.84
Forfeited or expired	(4,691)	$57.54
Vested	(2,187)	$57.54
Outstanding and unvested at June 30, 2018	33,125	$69.59

During the three and six months ended June 30, 2018, the Company recognized $0.2 million and $0.3 million, respectively, of stock-based compensation expense related to RSUs. During the three and six months ended June 30, 2017, the Company recognized $0.1 million and $0.2 million, respectively, of stock-based compensation expense recognized related to RSUs. As of June 30, 2018, there was $2.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.5 years.

9. Income Taxes

There was no provision for income taxes for the three and six months ended June 30, 2018 and 2017, because the Company has incurred operating losses since inception. At June 30, 2018, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	June 30, 2018	December 31, 2017

Warrants for common stock	8,230	185,353
Common shares under option	4,493,209	4,159,151
Unvested RSUs	33,125	10,003
Total potential dilutive shares	4,534,564	4,354,507

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

The global pivotal Phase 3 clinical development program for bempedoic acid, consisting of four clinical studies, is substantially complete with approximately 3,600 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose of a statin, and can be considered statin intolerant. In March 2018, we reported top-line results from the first of the Phase 3 studies, Study 4 (1002-048). In May 2018, we reported top-line results from the 52-week long-term safety study, Study 1 (1002-040), and from Study 3 (1002-046). We expect to report top-line results from Study 2 (1002-047) in September 2018.

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

We do not have any products approved for sale. To date, we have not generated any revenue. We have never been profitable and our net losses were $45.7 million and $43.3 million for the three months ended June 30, 2018 and 2017, respectively, and were $91.9 million and $83.9 million for the six months ended June 30, 2018 and 2017, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

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

With a targeted mechanism of action, bempedoic acid is a first-in-class, complementary, orally available, once-daily ACL inhibitor that reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Similar to statins, bempedoic acid also reduces hsCRP, a key marker of inflammation associated with cardiovascular disease. Completed Phase 1, Phase 2 and Phase 3 studies conducted in more than 4,100 patients and over 2,700 patients treated with bempedoic acid have produced LDL-C lowering results of up to 30 percent as monotherapy and an incremental 20+ percent when added to stable statin therapy. Bempedoic acid is being developed for patients at high CVD risk with hypercholesterolemia. We acquired the rights to bempedoic acid from Pfizer in 2008. We own the exclusive worldwide rights to bempedoic acid and we are not obligated to make any royalty or milestone payments to Pfizer.

During the six months ended June 30, 2018, we incurred $61.0 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT, our 1002FDC-053 study, our open-label extension study, our 1002FDC-058 study and our Phase 2 (1002-39) clinical study of bempedoic acid when added-on to an injectable proprotein convertase subtilisin/kexin type 9 inhibitor, or PCSK9i, therapy in patients with hypercholesterolemia.

During the six months ended June 30, 2017, we incurred $56.3 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT and our Phase 2 (1002-038) clinical study of the bempedoic acid / ezetimibe combination plus atorvastatin with bempedoic acid 180 mg, ezetimibe 10 mg and atorvastatin 20 mg in patients with hypercholesterolemia.

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

Adverse Events and Discontinuations at 52 Weeks

% (Number) of Patients
Treatment Emergent Adverse Events (AEs)	Bempedoic Acid N=1,487	Placebo N=742
Overview of AEs in All Patients (patient incidence)
Any AE(s)	78.5% (1,167)	78.7% (584)
Serious AE(s)	14.5% (216)	14.0% (104)
Discontinuations due to AE(s)	10.9% (162)	7.1% (53)
Fatal Adverse Events — Unrelated to Study Treatment	0.9% (13)	0.3% (2)

On-Treatment LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint

	Number of	LDL-C Baseline Mean (SD)	LDL-C Week 12 Endpoint Mean (SD)	Percent Change from Baseline
Treatment Group	Patients	mg/dL	mg/dL	LS Mean (SE)	P Value
Bempedoic Acid	1,335	104 (29)	83 (27)	–18% (0.5)	<0.001
Placebo	695	102 (30)	103 (35)	+2% (0.9)	—

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

Study 3— Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy and considered statin intolerant

On May 23, 2018, we announced the top-line results from the pivotal Phase 3 study, Study 3 (1002-046). The 24-week, global, pivotal, Phase 3 randomized, double-blind, placebo-controlled, multicenter study evaluated the LDL-C lowering efficacy and safety of bempedoic acid 180 mg/day versus placebo added to background lipid-modifying therapy in patients with hypercholesterolemia who are considered statin intolerant. The study was conducted at 67 sites in the U.S. and Canada. A total of 345 patients were randomized 2:1 to receive bempedoic acid or placebo. The primary efficacy objective was to assess the 12-week LDL-C lowering efficacy of bempedoic acid versus placebo. Secondary objectives included evaluating the 24-week LDL-C lowering efficacy of bempedoic acid versus placebo, the safety and tolerability of bempedoic acid versus placebo, and its effects on other risk markers after 12 weeks of treatment, including hsCRP. While analyses of the complete efficacy and safety results from Study 3 are ongoing, the top-line results are summarized as follows:

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (LDL-C On-Treatment Analysis)

	Number of	LDL-C Baseline Mean (SD)	LDL-C Week 12 Endpoint Mean (SD)	Percent Change from Baseline
Treatment Group	Patients	mg/dL	mg/dL	LS Mean (SE)	P Value
Bempedoic Acid	204	158 (41)	116 (36)	–26% (1.3)	<0.001
Placebo	101	157 (40)	153 (43)	–2% (1.4)	—

LS = least squares; SD = standard deviation; SE = standard error; mITT population

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (Intent to Treat Analysis)

	Number of	LDL-C Baseline Mean (SD)	LDL-C Week 12 Endpoint Mean (SD)	Percent Change from Baseline
Treatment Group	Patients	mg/dL	mg/dL	LS Mean (SE)	P Value
Bempedoic Acid	234	159 (40)	120 (38)	–23% (1.3)	<0.001
Placebo	111	156 (39)	153 (42)	–1% (1.4)	—

LS = least squares; SD = standard deviation; SE = standard error; ITT population

hsCRP Nonparametric Analysis

	Number of	Baseline	Percent Change from Baseline
Treatment Group	Patients	Level (mg/L)	Median Change	P Value
Bempedoic Acid	231	2.9	–25%	<0.001
Placebo	106	2.8	+3%	—

•            After 12 weeks of treatment with bempedoic acid, the primary endpoint of the study, LDL-C levels were lowered by 26% (p<0.001) in patients on bempedoic acid who remained on treatment at both week 12 and week 24 (an absolute reduction of 43 mg/dL) and a decrease of 2% for patients who received placebo. The study met its primary endpoint with LDL-C lowering of 23% at 12 weeks in the intent to treat (ITT) analysis (an absolute reduction of 39 mg/dL), and a decrease of 1% for patients who received placebo.

•            hsCRP, a marker of inflammation associated with CVD, was reduced by 25% (p<0.001) for patients dosed with bempedoic acid after twelve weeks of therapy, versus a 3% increase with placebo.

•            Clinically significant reductions in total cholesterol, apoB and non-HDL-C were seen in the patients treated with the bempedoic acid.

•            Bempedoic acid was observed to be safe and well-tolerated. There were no clinically relevant differences in the occurrence of AEs and no differences in discontinuations due to muscle-related AEs between the bempedoic acid group compared to the placebo group. Muscle-related adverse events were lower in the bempedoic acid group than in the placebo group.

Study 4—Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy, including ezetimibe, and patients considered statin intolerant

On March 7, 2018, we announced the top-line results from the pivotal Phase 3 study, Study 4 (1002-048). The 12-week, global, pivotal, Phase 3 randomized, double-blind, placebo-controlled, multicenter study evaluated the efficacy and safety of bempedoic acid 180 mg/day versus placebo as add-on therapy in patients with ASCVD, or at a high risk for ASCVD, who are inadequately treated with current lipid-modifying therapies, including ezetimibe and up to the lowest approved daily starting dose of a statin. The study was conducted at 90 sites in the U.S., Canada and Europe. A total of 269 patients were randomized 2:1 to receive bempedoic acid or placebo. The primary objective was to assess the 12-week LDL-C-lowering efficacy of bempedoic acid versus placebo when added to ezetimibe and up to the lowest starting dose of a statin. Secondary objectives included evaluating the safety and tolerability of bempedoic acid versus placebo, and its effects on other risk markers, including hsCRP. Final results of the study were presented by Christie M. Ballantyne M.D. of Baylor College of Medicine on June 12, 2018 at the XVIIIth International Symposium on Atherosclerosis, and were published simultaneously in the journal Atherosclerosis. The final results are summarized as follows:

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint

	Number of	LDL-C Baseline Mean (SD)	LDL-C Week 12 Endpoint Mean (SD)	Percent Change from Baseline
Treatment Group	Patients	mg/dL	mg/dL	LS Mean (SE)	P Value
Bempedoic Acid	181	130 (31)	96 (17)	–23% (2.0)	<0.001
Placebo	88	123 (27)	129 (27)	+5% (2.3)	—

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

•            Discontinuation rates for bempedoic acid were low and comparable to placebo. There were two patients out of 181 (1.1%) treated with bempedoic acid with increases (> 3x the upper limit of normal, repeated and confirmed) in liver function tests. The cumulative number of patients treated with bempedoic acid in Phase 2 studies and Study 4 total 947.  Of these, six patients (0.65%) had elevations in liver function tests. The rate of elevations in liver function teats is consistent with the rate observed in Phase 2 clinical trials and with all other previously approved oral LDL-C lowering therapies, including statins and ezetimibe.

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

LDL-Cholesterol Percent Change from Baseline to Week 8 Endpoint

	Number of	LDL-C Baseline Mean (SD)	LDL-C Week 8 Endpoint Mean (SD)	Percent Change from Baseline
Treatment Group	Patients	mg/dL	mg/dL	LS Mean (SE)	P Value
Bempedoic Acid + PCSK9i	27	103 (29)	74 (26)	–27% (4.3)	<0.001
Placebo + PCSK9i	26	107 (34)	106 (25)	+3% (3.4)	—

LS = least squares; SD = standard deviation; SE = standard error; mITT population

hsCRP Nonparametric Analysis

	Number of	Baseline	Percent Change from Baseline
Treatment Group	Patients	Level (mg/L)	Median Change	P Value
Bempedoic Acid + PCSK9i	27	3.0	–34%	<0.029
Placebo + PCSK9i	25	1.9	–2%	—

•            After eight weeks of treatment with bempedoic acid added-on to PCSK9i, the primary endpoint of the study, LDL-C levels were lowered by an additional 30% (p<0.001), with a decrease of 27% from baseline for the patients treated with bempedoic acid and an increase of 3% for patients who received placebo.

•            hsCRP, a marker of inflammation associated with CVD, was reduced by 34% (p<0.029) for patients dosed with bempedoic acid added-on to PCSK9i after eight weeks of therapy, versus a 2% reduction with placebo.

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

Ongoing Clinical Studies

1002FDC-053 — Phase 3 efficacy and safety study of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia

1002FDC-053 is a pivotal Phase 3 clinical study to assess the efficacy and safety of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia and ASCVD and/or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. The 12-week, pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel-dose study consists of four treatment arms evaluating the efficacy and safety of a once-daily, oral, fixed dose combination pill of bempedoic acid 180 mg and ezetimibe 10 mg versus placebo, bempedoic acid 180 mg alone and ezetimibe 10 mg alone. In March 2018, the study completed enrollment of 382 patients at approximately 125 U.S. sites. The co-primary objectives of the study are to assess LDL-C lowering efficacy in patients treated with the bempedoic acid / ezetimibe combination pill versus placebo, bempedoic acid 180 mg and ezetimibe 10 mg alone. Secondary objectives include assessing the safety and tolerability of the bempedoic acid / ezetimibe combination pill versus placebo, bempedoic acid 180 mg and ezetimibe 10 mg alone and effects on other risk markers, including hsCRP, non-HDL-C, apoB and total cholesterol. We expect to report top-line results in August 2018.

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

1002FDC-058 — Phase 2 efficacy and safety study of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia and Type 2 Diabetes

1002FDC-058 is a Phase 2 clinical study assessing the efficacy and safety of the bempedoic acid / ezetimibe combination pill in patients with hypercholesterolemia and type 2 diabetes.  Initiated in June 2018, the 12-week, randomized, double-blind, placebo-controlled, parallel-dose study consists of three treatment arms evaluating the efficacy and safety of a once-daily, oral fixed dose combination pill of bempedoic acid 180 mg and ezetimibe 10 mg versus placebo and versus ezetimibe 10 mg alone. The study is expected to enroll approximately 168 patients at approximately 45 sites across the U.S. The co-primary objectives of the study are to assess the 12-week LDL-C lowering efficacy in patients treated with the bempedoic acid / ezetimibe combination pill versus placebo and versus ezetimibe 10 mg alone. Secondary objectives include evaluating 12-week hsCRP, non-HDL-C, apoB, total cholesterol and triglycerides. Exploratory objectives include 12-week HbA1c, fasting glucose, fasting insulin and additional glycemic measurements. We expect to report top-line results in the second quarter of 2019 and the data from this study will not be included in the NDA submissions for bempedoic acid and the bempedoic acid / ezetimibe combination pill.

Open-Label Extension of Study 1—Global pivotal Phase 3 long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy

Safety data will be obtained from an open-label extension study which completed enrollment of 1,462 of the 2,230 patients enrolled in Study 1 in March 2018. Initiated in February 2017, this open-label extension study will evaluate the long-term safety of bempedoic acid 180 mg in high CVD risk patients with hypercholesterolemia and with ASCVD and/or HeFH whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are taking maximally tolerated statin therapy. This open-label extension study will be conducted at approximately 100 sites included in the parent study in the U.S., Canada and Europe. The primary objective is to assess the long-term safety in patients treated with bempedoic acid for up to 1.5 years. Secondary objectives include evaluating the 52- and 78-week effects of bempedoic acid on lipid and cardiometabolic risk markers, including LDL-C, non-HDL-C, total cholesterol, apoB and hsCRP.

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

In January 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-01 which includes provisions to accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The updated guidance requires equity investments with determinable fair values to be measured at fair value with changes in fair value recognized in income. Equity investments without determinable fair values are to be measured at cost, less any impairment determined to be other than temporary. We adopted ASU 2016-01 effective January 1, 2018. Prospectively, unrealized gains or losses from equity investments with readily determinable fair values will be reflected in earnings through “Other income, net” on the statement of operations and any equity investments owned by us without readily determinable fair values will be measured at cost, less any impairment determined to be other than temporary. The adoption of the ASU did not have a material impact on our balance sheets, statements of operations or statements of cash flows.

In May 2017, the FASB issued ASU 2017-09 which includes provisions to clarify when to account for a change to terms or conditions of a share-based payment award as a modification. Under the updated guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. We adopted ASU 2017-09 effective January 1, 2018. The adoption of the ASU did not have a material impact on our balance sheets, statements of operations or statements of cash flows.

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(unaudited, in thousands)
Operating Expenses:
Research and development	$39,524	$38,248	$1,276
General and administrative	6,956	5,412	1,544
Loss from operations	(46,480)	(43,660)	(2,820)
Other income, net	750	323	427
Net loss	$(45,730)	$(43,337)	$(2,393)

Research and development expenses

Research and development expenses for the three months ended June 30, 2018, were $39.5 million, compared to $38.2 million for the three months ended June 30, 2017, an increase of $1.3 million. The increase in research and development expenses was primarily related to clinical development costs for the bempedoic acid / ezetimibe combination pill and bempedoic acid, including costs to support the completion of three global pivotal Phase 3 studies during the period, the ongoing CLEAR CVOT, and increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2018, were $7.0 million, compared to $5.4 million for the three months ended June 30, 2017, an increase of approximately $1.6 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

Other income, net

Other income, net for the three months ended June 30, 2018, was $0.8 million, compared to $0.3 million for the three months ended June 30, 2017. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Results of Operations

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(unaudited, in thousands)
Operating Expenses:
Research and development	$80,464	$74,108	$6,356
General and administrative	12,910	10,441	2,469
Loss from operations	(93,374)	(84,549)	(8,825)
Other income, net	1,514	671	843
Net loss	$(91,860)	$(83,878)	$(7,982)

Research and development expenses

Research and development expenses for the six months ended June 30, 2018, were $80.5 million, compared to $74.1 million for the six months ended June 30, 2017, an increase of $6.4 million. The increase in research and development expenses was primarily related to clinical development costs for the bempedoic acid / ezetimibe combination pill and bempedoic acid, including costs to support the completion of three global pivotal Phase 3 studies during the period, the ongoing CLEAR CVOT, and increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2018, were $12.9 million, compared to $10.4 million for the six months ended June 30, 2017, an increase of $2.5 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

Other income, net

Other income, net for the six months ended June 30, 2018, was $1.5 million, compared to $0.7 million for the six months ended June 30, 2017. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

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

As of June 30, 2018, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $24.4 million and $177.4 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(82,419)	$(60,544)
Cash provided by investing activities	61,853	43,271
Cash provided by (used in) financing activities	10,478	(519)
Net decrease in cash and cash equivalents	$(10,088)	$(17,792)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of the bempedoic acid / ezetimibe combination pill and bempedoic acid and our operations.

Net cash used in operating activities totaled $82.4 million and $60.5 million for the six months ended June 30, 2018 and 2017, respectively. The primary use of our cash was to fund the development of the bempedoic acid / ezetimibe combination pill and bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $61.9 million and $43.3 million for the six months ended June 30, 2018 and 2017, respectively, consisted primarily of proceeds from the sale and maturities of highly liquid, interest bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $10.5 million for the six months ended June 30, 2018, related primarily to proceeds from exercise of our common stock options.  Net cash used in financing activities of $0.5 million for the six months ended June 30, 2017, related primarily to payments on our credit facility.

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

Contractual Obligations and Commitments

On July 6, 2018, we signed the first amendment of the lease for our principal executive office in Ann Arbor, Michigan. The amended lease is to increase the current 7,941 rentable square feet of office space by 11,471 rentable square feet. The lease has a term of 60 months and provides for fixed monthly rent of $19,412 until the end of the 12th month, with scheduled increases every 12 months, and also provides for certain rent adjustments to be paid as determined by the landlord. In addition, on May 14, 2018, we provided notice of early lease termination for our second Ann Arbor lease of 5,500 square feet to end our tenancy effective November 15, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $24.4 million and $177.4 million at June 30, 2018, and $34.5 million and $239.2 million at December 31, 2017, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

We contract with CROs and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. We do not believe that fluctuations in foreign currency rates have had a material effect on our results of operations during the six months ended June 30, 2018.

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2018.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 7, 2018, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us, Tim Mayleben and Richard Bartram, captioned Kevin Bailey v. Esperion Therapeutics, Inc., et al. (No. 18-cv-11438). The lawsuit alleges that we, Mr. Mayleben and Mr. Bartram violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly making false and misleading statements about the facts and circumstances surrounding the Phase 3 trial results for bempedoic acid that we announced on May 2, 2018. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between February 22, 2017, and May 1, 2018, as well as attorneys’ fees and costs.

We are unable to predict the outcome of these matters and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

You should consider carefully the following risk factors, together with those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in all of the other information included or incorporated in this report. The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to the Securities Markets and Investment in our Common Stock

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, a purported securities class action lawsuit was filed in January 2016 naming us and certain of our officers as defendants. In December 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. In May 2017, the court denied plaintiffs’ motion to alter or amend that judgment. On June 19, 2017, plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. Additionally, in December 2016, a purported derivative action was filed in Delaware against certain of our directors and officers. In May 2018, a purported securities class action lawsuit was filed naming us and certain of our officers as defendants. Any lawsuit to which we or our directors or officers are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management. This proceeding and any others in which we may become involved could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.         Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.4	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

10.1*	First Amendment to Valley Ranch Business Park Lease, dated July 6, 2018, between the Registrant and Blackbird Ann Arbor, LLC.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Link Document.

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

ESPERION THERAPEUTICS, INC.

August 2, 2018	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer (Principal Executive Officer)

August 2, 2018	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)