Form 10-K
period 2018-12-31
Esperion Therapeutics, Inc.
filed 2019-02-28
CIK 1434868

Use these links to rapidly review the document

PART IV
Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and submit such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2018, based upon the closing price of $39.19 of the registrant's common stock as reported on the NASDAQ Global Market, was $978.0 million. Shares of the registrant's common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

          As of February 1, 2019, there were 26,824,859 shares of the registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant's 2019 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2018.

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

        The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

  •
  our ability to obtain regulatory approval for the bempedoic acid / ezetimibe combination tablet and bempedoic acid, including statements related to specific clinical studies or clinical observations that will be required for such approval;

  •
  our ability to achieve clinical, regulatory or commercial milestones with our existing cash resources;

  •
  the design, timing or outcome of our cardiovascular outcomes trial, or CVOT, of bempedoic acid;

  •
  the design, timing or outcome of our ongoing or future clinical studies of the bempedoic acid / ezetimibe combination tablet and bempedoic acid;

  •
  our plan to commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved;

  •
  our ability to realize the intended benefits of the commercial collaboration and license arrangement with Daiichi Sankyo Europe GmbH, or DSE;

  •
  our ability to recruit and enroll patients, particularly statin intolerant patients, in any ongoing or future clinical study;

  •
  our ability to replicate positive results from a completed clinical study in a future clinical study;

  •
  our ability to fund our development programs with existing capital or our ability to raise additional capital in the future;

  •
  the potential benefits, effectiveness or safety of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, as compared to statins and other low density lipoprotein cholesterol, or LDL-C, lowering therapies, either those currently available or those in development;

  •
  our ability to respond and adhere to changes in regulatory requirements, including any requirement to conduct additional, unplanned clinical studies in connection with our pursuit of the bempedoic acid / ezetimibe combination tablet or bempedoic acid as an LDL-C lowering therapy;

  •
  guidelines relating to LDL-C levels and cardiovascular risk that are generally accepted within the medical community, including recent changes and any future changes to such guidelines;

  •
  reimbursement policies, including any future changes to such policies or related government legislation, and their impact on our ability to market, distribute and obtain payment for the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if approved;

  •
  the accuracy of our estimates of the size and growth potential of the LDL-C lowering market and the rate and degree of the bempedoic acid / ezetimibe combination tablet or bempedoic acid's market acceptance, if approved;

  •
  our ability to obtain and maintain intellectual property protection for the bempedoic acid / ezetimibe combination tablet or bempedoic acid without infringing on the intellectual property rights of others;

  •
  the loss of any of our key scientific or management personnel;

  •
  our plan and ability to establish strategic relationships or partnerships, as needed; and

  •
  our ability to compete with other companies that are, or may be, developing or selling products that may compete with the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if approved.

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

Item 1.    Business

Overview

        We are the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, cost-effective, convenient, once-daily, oral therapies for the treatment of patients with elevated LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. Bempedoic acid and our lead product candidate, the bempedoic acid / ezetimibe combination tablet, are targeted therapies that have been shown to significantly lower elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

        The completed clinical development program for an LDL-C lowering indication for the bempedoic acid / ezetimibe combination tablet consisted of a single pivotal Phase 3 study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease, or ASCVD, and/or heterozygous familial hypercholesterolemia, or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017, fully enrolled 382 patients in March 2018, and we reported top-line results in August 2018.

        The completed global pivotal Phase 3 clinical development program for an LDL-C lowering indication for bempedoic acid consisted of four clinical studies in 3,621 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose of a statin, and can be considered statin intolerant. In March 2018, we reported top-line results from the first of the Phase 3 studies, Study 4 (1002-048). In May 2018, we reported top-line results from the 52-week long-term safety study, Study 1 (1002-040), and from Study 3 (1002-046). In October 2018, we reported top-line results from Study 2 (1002-047).

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

Recent Developments

Regulatory Submissions

        On February 20, 2019, we submitted the new drug application, or NDA, for bempedoic acid and on February 26, 2019, we submitted the NDA for the bempedoic acid / ezetimibe combination tablet to the Food and Drug Administration, or FDA, for LDL-C lowering indications. In addition, the European Medicines Agency, or EMA, completed formal validation of the Marketing Authorization Applications, or MAAs, for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for LDL-C lowering indications. The MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet were submitted to the EMA on February 11, 2019.

Commercial Collaboration Agreement with Daiichi Sankyo Europe GmbH (DSE)

        On January 2, 2019, we entered into a license and collaboration agreement with DSE. Pursuant to the agreement, we have granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area and Switzerland, or the DSE Territory. DSE will be responsible for commercialization in the DSE Territory. We remain responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory. Pursuant to the agreement, the consideration consists of an upfront cash payment of $150 million as well as $150 million cash payment to us upon first commercial sales in the DSE Territory. We are also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorization in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, we are eligible to receive additional sales milestone payments. Finally, we will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.

Bempedoic Acid / Ezetimibe Combination Tablet

        Through the complementary mechanisms of action of inhibition of cholesterol synthesis (bempedoic acid) and inhibition of cholesterol absorption (ezetimibe), the bempedoic acid / ezetimibe combination tablet is our lead, non-statin, orally available, once-daily, LDL-C lowering therapy. Inhibition of ATP citrate lyase, or ACL, by bempedoic acid reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Inhibition of Niemann-Pick C1-Like 1 by ezetimibe results in reduced absorption of cholesterol from the gastrointestinal tract, thereby reducing delivery of cholesterol to the liver, which in turn upregulates the LDL receptors. Phase 3 data demonstrated that this safe and well-tolerated combination results in a 35 percent lowering of LDL-C when used with maximally tolerated statins, a 43 percent lowering of LDL-C when used as a monotherapy, and a 34 percent reduction in high sensitivity C-reactive protein, or hsCRP. The bempedoic acid / ezetimibe combination tablet is being developed for patients at high CVD risk with hypercholesterolemia.

Bempedoic Acid

        With a targeted mechanism of action, bempedoic acid is a first-in-class, complementary, orally available, once-daily ACL inhibitor that, reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Similar to statins, bempedoic acid also reduces hsCRP, a key marker of inflammation associated with cardiovascular disease. Completed Phase 2 and Phase 3 studies conducted in almost 4,800 patients, and approximately 3,100 patients treated with bempedoic acid, have demonstrated an additional 20 percent LDL-C lowering when used with maximally tolerated statins, up to 30 percent LDL-C lowering as monotherapy, 35 percent LDL-C lowering in combination with ezetimibe when used with maximally tolerated statins and up to 48 percent LDL-C lowering in combination with ezetimibe as monotherapy. Bempedoic acid is being developed for patients at high

CVD risk with hypercholesterolemia. We acquired the worldwide rights to bempedoic acid from Pfizer in 2008 and are not obligated to make any royalty or milestone payments to Pfizer.

  Mechanism of Action

        In November 2016, we announced the publication of "Liver-specific ATP Citrate Lyase inhibition by bempedoic acid decreases LDL-C and attenuates atherosclerosis," by Pinkosky et al., in Nature Communications. The paper outlines the experiments and analyses undertaken by us and our collaborators to understand the mechanism of action for how bempedoic acid reduces LDL-C, including its specificity for the liver. Bempedoic acid is a prodrug that once activated, inhibits ACL, an enzyme upstream of HMG-CoA reductase (the molecular target of statins) in the cholesterol synthesis pathway. Like statins, bempedoic acid decreases cholesterol synthesis in the liver, which results in decreased intracellular cholesterol, up-regulation of LDL receptor activity and increased LDL-C clearance from the blood. Bempedoic acid and statins both inhibit cholesterol synthesis in the liver. Specifically, bempedoic acid is a prodrug which requires activation by a specific enzyme, very long-chain acyl-CoA synthetase, or ACSVL1, to convert bempedoic acid to its CoA activated form. Bempedoic acid has been shown in clinical studies to provide incremental lowering of LDL-C when used in combination with both ezetimibe and statins at all doses.

  Cardiovascular Disease and Elevated LDL-C

        Cardiovascular disease, which results in heart attacks, strokes and other cardiovascular events, represents the number one cause of death and disability in western societies. The American Heart Association, or AHA, estimates that more than 800,000 deaths in the United States were caused by cardiovascular disease in 2018.

        Elevated LDL-C is well-accepted as a significant risk factor for cardiovascular disease and the CDC estimates that 78 million U.S. adults have elevated levels of LDL-C. A consequence of elevated LDL-C is atherosclerosis, which is a disease characterized by the deposition of excess cholesterol and other lipids in the walls of arteries as plaque. The development of atherosclerotic plaques often leads to cardiovascular disease. The risk relationship between elevated LDL-C and cardiovascular disease was first defined by the Framingham Heart Study, which commenced in 1948 to define factors that contributed to the development of cardiovascular disease. The study enrolled participants who did not have any form of cardiovascular disease and followed them over a long period of time. Elevated LDL-C was identified early on as a key risk factor for the eventual development of cardiovascular disease.

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

        The direct relationship between lower LDL-C levels and reduced risk for major cardiovascular events has been consistently demonstrated in greater than 30 clinical studies completed over the last 28 years involving more than 175,000 patients. As a result, physicians are highly focused on lowering LDL-C levels in their patients, and we believe there is a trend towards even more aggressive LDL-C lowering. For example, in the United States, increased attention has been placed on aggressive LDL-C management by organizations such as the AHA and the American College of Cardiology, or ACC. Additionally, both the Canadian Cardiovascular Society and the Joint British Societies have supported even lower LDL-C treatment targets for high-risk patients. This has led to the combination of statins with other treatments, such as ezetimibe.

        In July 2004, the NCEP issued an update to its Adult Treatment Panel III clinical practice guidelines on cholesterol management, advising physicians to consider new, more intensive treatment options for people at very high risk, high risk and moderately high risk for cardiovascular disease. The LDL-C goals in these updated clinical practice guidelines contemplated initiating drug therapy at lower LDL-C thresholds, thus expanding the number of potential patients for LDL-C lowering therapy.

        In November 2018, the ACC and the AHA issued new guidelines for the treatment of elevated LDL-C. For the first time since 2013, the guidelines returned to including specific, numerical LDL-C treatment thresholds for patients. The guidelines directed physicians to continue to focus on LDL-C lowering to reduce risk in primary and secondary prevention patients, and maintain adequate LDL-cholesterol levels of: 70 mg/dL for patients with and for patients at very high-risk for ASVCD, as well as 100 mg/dL for patients with HeFH. The guidelines call for using statins first to achieve LDL-C thresholds, and then consider adding non-statin drugs.

        For the first time ever in an LDL-C guideline, the recommendations encouraged physicians to consider the cost-effectiveness of drug treatment options, specifically referencing the low cost-effectiveness of proprotein convertase subtilisin kexin type 9, or PCSK9, inhibitors. In addition, the guidelines also recommended that patients with diabetes start with a moderate-intensity statin, increasing to a high-intensity statin if needed. Non-statin drugs could be added to achieve LDL-C lowering of ≥50%. Furthermore, in higher risk primary prevention patients who need aggressive LDL-C lowering, and in whom high intensity statin are not acceptable or tolerated, adding nonstatin drugs is reasonable. Also, instead of using the term "statin intolerance," the new guidelines prefer the use of "statin-associated side effects."

2018 AHA/ACC Guidelines on the Management of Blood Cholesterol

Patient Cardiovascular Disease Risk	LDL-C Threshold for Treatment
Patients with ASCVD	≥70 mg/dL after statins
Patients with LDL-C ≥190 mg/dL at baseline and/or HeFH	≥100 mg/dL after statins
Patients with diabetes	≥70 mg/dL to initiate treatment
Patients with statin-associated side effects	Use of nonstatins (oral first) is recommended

Patients with HeFH and/or ASCVD who need additional lowering of LDL-C—Market Opportunity for the Bempedoic Acid / Ezetimibe Combination Tablet and Bempedoic Acid

        We are pursuing development of the bempedoic acid / ezetimibe combination tablet and bempedoic acid as an add-on to maximally tolerated statin therapy for patients with ASCVD and/or HeFH who require additional lowering of LDL-C. Included within the ASCVD and HeFH patient populations are patients who are only able to tolerate less than the lowest approved daily starting dose of a statin and can be considered statin intolerant. The severity of elevated LDL-C in these patients, their level of CVD risk and their therapeutic options all vary widely.

        Patients with ASCVD and persistently elevated LDL-C despite maximally tolerated statin therapy represent a large population with important unmet medical needs. We, with the assistance of a third party global pharma sales and marketing consultancy group, conducted primary market research and developed a U.S. demand forecast model for bempedoic acid. Approximately 350 U.S. healthcare providers, consisting of cardiologists, endocrinologists and primary care physicians, were interviewed and the prevalence of hypercholesterolemia and diagnosis rates were estimated based on a review of the medical literature. It is estimated that approximately 8.7 million patients in the United States currently taking statins require additional LDL-C lowering.

        Muscle pain or weakness is the most common side effect experienced by statin users and the most common cause for discontinuing therapy. Moreover, a significant proportion of patients remain on statin therapy despite experiencing muscle-related side effects, and would require additional LDL-C lowering therapies to help them achieve their LDL-C treatment goals. Accordingly, we believe that in the presence of a safe and effective complementary, non-statin, oral, once-daily, small molecule LDL-C lowering therapy, the statin intolerant market could grow substantially. Approximately 9.6 million patients in the United States are not on statins, need additional LDL-C lowering, and it is estimated that most are only able to tolerate less than the lowest approved daily starting dose of their statin and are therefore considered to be statin intolerant.

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

        The benefits of statin use in lowering LDL-C levels and improving cardiovascular outcomes are well documented. Despite the effectiveness of statins and their broad market acceptance, there is a significant subset of patients who are unable to tolerate statins due to muscle pain or weakness, memory loss or increased glucose levels, or who are otherwise unable to reach their LDL-C goal on statin therapy alone. In rare but extreme cases, statins can lead to muscle breakdown, kidney failure and death. In addition, the FDA has recently warned that statins can cause hyperglycemia, an increase in blood sugar levels and create an increased risk of worsening of glycemic control and of new onset diabetes. There are approximately 34 million U.S. adults with elevated LDL-C levels who are not on an LDL-C lowering therapy. For these reasons, we believe there is a need for new therapies to treat patients with elevated LDL-C.

Approved Therapies

  PCSK9 Inhibitors

        PCSK9 inhibitors, an enzyme involved in the degradation of LDL receptors, are injectable, monoclonal antibodies to lower LDL-C. In 2015 the FDA approved two PCSK9 inhibitors: alirocumab, which was developed by Sanofi and Regeneron Pharmaceuticals, and evolocumab, which was developed by Amgen, Inc. These therapies were originally approved as an adjunct to diet and maximally tolerated statin therapy for patients with HeFH and/or ASCVD that require additional lowering of LDL-C. Additionally, evolocumab was approved as an adjunct to diet and other LDL-C lowering therapies for patients with HoFH. In 2016, Pfizer discontinued development of its PCSK9 inhibitor, bococizumab, due to unanticipated attenuation of LDL-C lowering over time in its Phase 3 studies.

        In February 2017, Amgen announced top-line results for the FOURIER (Further Cardiovascular OUtcomes Research with PCSK9 Inhibition in Subjects with Elevated Risk) CVOT where evolocumab demonstrated a statistically significant 15 percent reduction in the risk of cardiovascular events. Full results of FOURIER were presented at the Scientific Sessions of the American College of Cardiology

in March 2017, and were published in the New England Journal of Medicine in March 2017. In December 2017, based upon the results of the FOURIER study, the indications for the use of evolocumab were updated to include reduction in risk of myocardial infarction, stroke and coronary revascularization in adults with established cardiovascular disease, and for use alone or in combination with other lipid-lowering therapies to reduce LDL-C in adults with primary hyperlipidemia.

        In March 2018, Sanofi and Regeneron Pharmaceuticals announced top-line results for the ODYSSEY Outcomes CVOT where alirocumab demonstrated a statistically significant 15 percent reduction in the risk of cardiovascular events. Full results of ODYSSEY Outcomes were presented at the Scientific Sessions of the ACC in March 2018, and were published in the New England Journal of Medicine in November 2018. Based upon the results of ODYSSEY Outcomes, Sanofi and Regeneron Pharmaceuticals are pursuing an expanded label to include risk reduction in overall major adverse cardiovascular events.

        As described in currently approved U.S. prescribing information, PCSK9 inhibitors have demonstrated reductions of LDL-C when added on to maximally tolerated statin therapy in patients with HeFH and/or ASCVD of up to 64%. When PCSK9 inhibitors were used in patients with hypercholesterolemia considered to be statin intolerant, LDL-C levels were reduced by 45-56%. On December 1, 2017, it was announced that, based on the results of FOURIER, the U.S. prescribing information for evolocumab now includes an indication for the reduction in risk of myocardial infarction, stroke and coronary revascularization in patients with established cardiovascular disease. In addition, evolocumab is indicated for use alone or in combination with other lipid-lowering agents for patient with primary hyperlipidemia, including familial and nonfamilial hypercholesterolemia. Notwithstanding the LDL-C lowering efficacy of PCSK9 inhibitors, we believe their adoption by patients, physicians, and payors could be adversely impacted by their higher cost, notwithstanding recent price reductions, and their injectable route of administration.

  Omega 3 Fatty Acids

        Icosapent ethyl is ethyl esters of the omega-3 fatty acid, eicosapentaenoic acid, or EPA, obtained from fish oil. Its potential mechanisms of action include increased b-oxidation, inhibition of acyl-CoA:1,2-diacylglycerol acyltransferase, or DGAT, decreased lipogenesis in the liver, and increased plasma lipoprotein lipase activity. Icosapent ethyl is an oral drug that is administered daily in 4 grams per day taken as four 0.5-gram capsules or two 1-gram capsules twice daily with food. The drug is indicated as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥ 500 mg/dL) hypertriglyceridemia and lowered triglycerides by approximately 27 percent in clinical trials.

        In September 2018, Amarin announced top-line results for the REDUCE-IT (Reduction of Cardiovascular Events Outcomes) CVOT where icosapent ethyl was added to patients on stable statin therapy who had their LDL-C under control (median LDL-C levels of 75 mg/dL). Icosapent ethyl demonstrated a statistically significant 25 percent reduction in risk of cardiovascular events. Full results of REDUCE-IT were presented at the AHA in November 2018, and were published in The New England Journal of Medicine in January 2019. Amarin anticipates submitting an sNDA in the U.S. seeking an expanded indication for icosapent ethyl by the end of Q1 2019.

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

Clinical Experience

        To date, bempedoic acid has been studied in almost 4,800 patients in completed Phase 2 and 3 studies conducted across multiple hypercholesterolemia patient populations: patients with elevated LDL-C levels; patients with Type 2 diabetes and elevated LDL-C levels; patients with elevated LDL-C levels and a history of statin intolerance; patients with elevated LDL-C levels taking low, moderate and high doses of the most commonly prescribed statins; and patients with both elevated LDL-C and hypertension. The individual design and results of each of the completed Phase 2 and Phase 3 clinical studies of bempedoic acid are summarized below.

Completed Clinical Studies

        To date, we have completed the following Phase 3 clinical studies of the bempedoic acid / ezetimibe combination tablet:

Description	Title	Treatment Duration	Bempedoic acid / ezetimibe combination tablet	Bempedoic Acid	Ezetimibe	Placebo
1002FDC-053	Phase 3 efficacy and safety study of the bempedoic acid / ezetimibe combination tablet in patients with hypercholesterolemia (n=382)	12 weeks	108	110	109	55

	A randomized, double-blind, parallel group, placebo-controlled, multi-center study that evaluated the efficacy and safety of the bempedoic acid 180 mg / ezetimibe 10mg combination tablet versus bempedoic acid 180mg, ezetimibe 10mg and placebo in patients with hypercholesterolemia

        To date, we have completed the following Phase 2 and Phase 3 clinical studies of bempedoic acid:

			Subjects
		Treatment Duration
Description	Title		Treated	Placebo
1002-048	Phase 3 global pivotal LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy, including ezetimibe, and patients considered statin intolerant (n=269)	12 weeks	181	88

	A randomized, double-blind, placebo-controlled, multi-center study that evaluated the efficacy and safety of bempedoic acid 180 mg versus placebo in patients who are inadequately treated with current lipid-modifying therapies, including ezetimibe, in patients with hypercholesterolemia
1002-047	Phase 3 global pivotal long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy (n=779)	52 weeks	522	257
	A randomized, double-blind, placebo-controlled, multi-center study that evaluated the efficacy and safety of bempedoic acid 180 mg versus placebo in patients with hypercholesterolemia
1002-046	Phase 3 global pivotal LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy and considered statin intolerant (n=345)	24 weeks	234	111

	A randomized, double-blind, placebo-controlled, multi-center study that evaluated the LDL-C lowering efficacy and safety of bempedoic acid 180 mg versus placebo added to background lipid-modifying therapy in patients with hypercholesterolemia considered statin intolerant

			Subjects
		Treatment Duration
Description	Title		Treated	Placebo
1002-040	Phase 3 global pivotal long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy (n=2,230)	52 weeks	1,488	742

	A randomized, double-blind, placebo-controlled, multicenter study that evaluated the long-term safety and tolerability of bempedoic acid 180 mg versus placebo on maximally tolerated lipid-modifying therapies in patients with hypercholesterolemia
1002-039	Phase 2 efficacy and safety study of bempedoic acid when added-on to an injectable proprotein convertase subtilisin/kexin type 9 inhibitor, or PCSK9i, therapy in patients with hypercholesterolemia (n=59)	8 weeks	28	31

	A randomized, double-blind, placebo-controlled, multicenter study that evaluated the efficacy and safety of bempedoic acid 180 mg plus PCSK9i versus placebo plus PCSK9i in patients with hypercholesterolemia
1002-038	Phase 2 clinical efficacy and safety study of the bempedoic acid / ezetimibe combination plus atorvastatin in patients with hypercholesterolemia (n=63)	6 weeks	43	20
	A randomized, double-blind, placebo-controlled study that evaluated 180 mg of bempedoic acid, 10 mg of ezetimibe, and 20 mg of atorvastatin in patients with hypercholesterolemia
1002-035	Phase 2 PK/PD clinical study in patients treated with high-dose statin therapy (n=68)	4 weeks	45	23

	A randomized, double-blind, multi-center, placebo-controlled, parallel group clinical study that evaluated 180 mg of bempedoic acid versus placebo in patients already on stable 80 mg atorvastatin therapy

			Subjects
		Treatment Duration
Description	Title		Treated	Placebo
1002-014	Phase 2 exploratory clinical safety study in patients with both elevated LDL-C and hypertension (n=143)	6 weeks	71	72

	A randomized, double-blind, multi-center, placebo-controlled, parallel group exploratory study that evaluated 180 mg of bempedoic acid versus placebo in patients with both elevated LDL-C and hypertension
1002-009	Phase 2 clinical study in patients with elevated LDL-C already receiving statin therapy (n=134)	12 weeks	88	46
	A randomized, double-blind, multi-center placebo-controlled clinical study that evaluated 180 mg and 120 mg of bempedoic acid versus placebo in patients already on stable statin therapy
1002-008	Phase 2 clinical study of safety and efficacy in patients with elevated LDL-C, with or without a history of statin intolerance (n=348)	12 Weeks	199 (BA) 49 (BA + EZE)	100 (EZE)

	A randomized, double-blind, parallel-group, multicenter study to evaluate the efficacy and safety of bempedoic acid monotherapy, or BA, ezetimibe monotherapy, or EZE, and the bempedoic / ezetimibe combination tablet, or BA + EZE, in patients with elevated LDL-C, with or without statin intolerance
1002-007	Phase 2 clinical study of safety and pharmacokinetic interaction in patients with elevated LDL-C on a background of atorvastatin 10 mg (n=58)	8 Weeks	42	16

	Placebo-controlled, randomized, double-blind, drug interaction study to evaluate the safety, tolerability and effect on atorvastatin pharmacokinetics of bempedoic acid added to atorvastatin 10 mg/day in patients with elevated LDL-C

			Subjects
		Treatment Duration
Description	Title		Treated	Placebo
1002-006	Phase 2 proof-of-concept clinical study in patients with elevated LDL-C and a history of statin intolerance (n=56)	8 Weeks	37	19
	Placebo-controlled, randomized, double-blind, multicenter study to evaluate the efficacy and safety of bempedoic acid in patients with elevated LDL-C and a history of statin intolerance
1002-005	Phase 2 proof-of-concept clinical study in patients with elevated-LDL-C and Type 2 diabetes (n=60)	4 Weeks	30	30
	Placebo-controlled, randomized, double-blind, single site clinical study to evaluate the LDL-C lowering efficacy and safety of bempedoic acid in patients with Type 2 diabetes
1002-003	Phase 2 proof-of-concept clinical study in patients with elevated LDL-C (n=177)	12 Weeks	133	44

	Placebo-controlled, randomized, double-blind, parallel group, multicenter clinical study to evaluate the LDL-C lowering efficacy and safety of bempedoic acid in patients with elevated LDL-C and either normal or elevated triglycerides

        Overall, bempedoic acid has been well-tolerated and associated with no dose-limiting adverse events, or AEs, in approximately 3,100 patients who received bempedoic acid in completed Phase 2 and Phase 3 studies as well as approximately 2,000 patients who received bempedoic acid over 52 weeks in duration.

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

        In the Phase 3 LDL-C lowering development program, adjudicated major adverse cardiovascular events, or MACE, in the bempedoic acid arm as compared to placebo were the following:

Adjudicated MACE Events in Bempedoic Acid Compared to Placebo
(Cumulative Phase 3 Study Data)

	% of Patients
	Bempedoic Acid	Placebo
Major Adverse Cardiovascular Events (MACE)	N=2,424	N=1,197
3-component MACE	1.9%	2.3%
4-component MACE	3.8%	4.2%
5-component MACE	4.0%	4.6%

        In the Phase 3 program bempedoic acid was observed to be safe and well-tolerated. The vast majority (>80%) of patients were studied for 52 weeks. Across the program there were no clinically relevant differences between the bempedoic acid and placebo treatment groups in the occurrence of adverse events, with summarized results as follows:

Adverse Events in Treatment Groups
(Cumulative Phase 3 Study Data)

	% of Patients
	Bempedoic Acid	Placebo
Treatment Emergent Adverse Events (AEs)	N=2,424	N=1,197
Overview of AEs in All Patients (patient incidence)
Any AE(s)	73%	73%
Serious AE(s)	14%	13%
Discontinuation due to AE(s)	11%	8%

	Bempedoic Acid	Placebo
Fatal Adverse Events—Unrelated to Study Medication	N=2,424	N=1,197
Cardiovascular death	0.4%	0.3%
Non-Cardiovascular death
Neoplasms	0.2%	0.0%
Sepsis/septic shock	0.1%	0.1%
Other	0.1%	0.0%
  •
  Fatal adverse events were very low overall at 0.8% in the bempedoic acid arm and 0.3% in the placebo arm, respectively (compared to a 1.8% annual fatality rate for people aged 65-74 years, according to the CDC).

  •
  No fatal adverse events were determined by the independent study investigator to be related to study medication.

  •
  The bempedoic acid arm included a case of gas poisoning and a case of pancreatitis resulting from a pancreatic pseudocyst.

  •
  An imbalance in deaths due to neoplasms was noted, occurring in 0 (0.0%) subjects in the placebo group and 5 (0.2%) subjects in the bempedoic acid group. All affected subjects were current or former smokers, the time to onset was short (3-120 days and one at day 235 after first treatment of bempedoic acid), and the overall incidence of fatal and nonfatal SAE neoplasms was balanced between treatment groups.

  •
  In the global pool of phase 3 studies combined, there were a total of 23 on-study deaths: 4 deaths (0.3%) in the control group and 19 deaths (0.8%) in the bempedoic acid group. The majority of these deaths were adjudicated as cardiovascular, which is not unexpected given the high cardiovascular risk profile of the population studied. Of note, there were fewer 3-, 4-, and 5-component major adjudicated cardiovascular events in the bempedoic acid group compared to the placebo group. Of import, the numbers are too small to draw any conclusions regarding the effect of bempedoic acid on reduction of risk of overall mortality.

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

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (LDL-C On-Treatment Analysis)

			LDL-C Week 12 Endpoint Mean (SD) mg/dL	Percent Change from Baseline
		LDL-C Baseline Mean (SD) mg/dL
	Number of Patients
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid	476	119 (38)	97 (34)	–16% (1.1)	<0.001
Placebo	245	122 (38)	123 (41)	+2% (1.4)	—
Total	721			–18%	<0.001

LS = least squares; SD = standard deviation; SE = standard error; mITT population

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (Intent to Treat Analysis)

			LDL-C Week 12 Endpoint Mean (SD) mg/dL	Percent Change from Baseline
		LDL-C Baseline Mean (SD) mg/dL
	Number of Patients
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid	522	119 (38)	98 (34)	–15% (1.1)	<0.001
Placebo	257	122 (38)	123 (41)	+2% (1.4)	—
Total	779			–17%	<0.001

LS = least squares; SD = standard deviation; SE = standard error; ITT population

Adverse Events and Discontinuations at 52 Weeks

	% of Patients
	Bempedoic Acid	Placebo
Treatment Emergent Adverse Events (AEs)	N=522	N=257
Overview of AEs in All Patients
Any AE(s)	70%	71%
Serious AE(s)	20%	19%
Discontinuation due to AE(s)	11%	9%

	Bempedoic Acid	Placebo
	N=522	N=257
Fatal Adverse Events—Unrelated to Study Medication
Cardiovascular death	0.8%	0.8%
Non-Cardiovascular death
Septic shock(1)	0.2%	0.0%
Gas poisoning(2)	0.2%	0.0%

(1)
Patient died from septic shock that was a complication of planned abdominal surgery
(2)
Death was reported verbatim as CO2 gas poisoning

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment Group	Number of Patients	Baseline Level (mg/L)	Median Change	P Value
Bempedoic Acid	467	1.6	–19%	.039
Placebo	240	1.9	–9%	—
  •
  Bempedoic acid was observed to be safe and well-tolerated over a 52-week period. There were no clinically relevant differences between bempedoic acid and the placebo groups in the occurrence of AEs, SAEs, discontinuations due to AEs, or fatal AEs unrelated to study medication.

  •
  After twelve weeks of treatment with bempedoic acid, LDL-C levels were lowered by 18% (p<0.001), with a decrease of 16% from baseline for the patients treated with bempedoic acid and an increase of 2% for patients who received placebo. The study met its primary endpoint with LDL-C lowering of 17% (p<0.001) at 12 weeks in the intent to treat (ITT) analysis (an absolute reduction of 21 mg/dL from baseline), with a decrease of 15% for patients who received bempedoic acid and an increase of 2% for patients who received placebo.

  •
  hsCRP, a marker of the underlying inflammation associated with CVD, was reduced by 19% (p=.039) for patients dosed with bempedoic acid after twelve weeks of therapy, versus a 9% decrease with placebo.

  •
  Clinically significant reductions in total cholesterol, apoB and non-HDL-C were seen in the patients treated with bempedoic acid.

  1002FDC-053—Phase 3 efficacy and safety study of the bempedoic acid / ezetimibe combination tablet in patients with hypercholesterolemia

        On August 27, 2018, we announced the top-line results from the pivotal Phase 3 bempedoic acid / ezetimibe combination tablet study (1002FDC-053). The 12-week, pivotal Phase 3 randomized, double-blind, parallel group, multicenter study evaluated the efficacy and safety of bempedoic acid 180 mg / ezetimibe 10 mg combination tablet compared to bempedoic acid 180 mg alone, ezetimibe 10 mg alone or placebo in high-risk patients with ASCVD and/or HeFH or with multiple risk factors for ASCVD being treated with maximally tolerated statins. The study was conducted at 78 sites in North America. A total of 382 patients were randomized 2:2:2:1 to receive bempedoic acid 180 mg / ezetimibe 10 mg combination tablet, bempedoic acid 180 mg, ezetimibe 10mg or placebo. The co-primary objectives of the study were to assess LDL-C lowering efficacy in patients treated with the bempedoic acid / ezetimibe combination tablet versus placebo, 180 mg of bempedoic acid and 10 mg of ezetimibe alone. The secondary objectives included assessments of hsCRP, non-HDL-C, total cholesterol, or TC, and apoB after 12 weeks of treatment as well as characterizing the safety and tolerability of the combination tablet versus placebo alone, bempedoic acid alone, and ezetimibe alone. While analyses of the complete efficacy and safety results from 1002FDC-053 are ongoing, the top-line results are summarized as follows:

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (LDL-C On-Treatment Analysis)

				Percent Change from Baseline
	Number of Patients	LDL-C Baseline Mean (SD) mg/dL	LDL-C Week 12 Endpoint Mean (SD) mg/dL
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid / Ezetimibe Combination Tablet	97	152 (39)		–35% (2.4)	<0.001	*
Bempedoic Acid	95	146 (36)		–20% (2.4)	—
Ezetimibe	95	147 (39)		–24% (2.1)	—
Placebo	49	153 (42)		–3% (3.4)	—

*
vs. placebo

LS = least squares; SD = standard deviation; SE = standard error; mITT population

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (Intent to Treat Analysis)

				Percent Change from Baseline
	Number of Patients	LDL-C Baseline Mean (SD) mg/dL	LDL-C Week 12 Endpoint Mean (SD) mg/dL
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid / Ezetimibe Combination Tablet	108	152 (39)		–32% (2.5)	<0.001	*
Bempedoic Acid	110	146 (36)		–18% (2.3)	—
Ezetimibe	109	147 (39)		–21% (2.0)	—
Placebo	55	153 (42)		–3% (3.1)	—

*
vs. placebo

LS = least squares; SD = standard deviation; SE = standard error; ITT population

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment Group	Number of Patients	Baseline Level (mg/L)	Median Change	P Value
Bempedoic Acid / Ezetimibe Combination Tablet	102	3.1	–34%	<0.05	*
Bempedoic Acid	101	3.0	–20%	—
Ezetimibe	102	3.0	–9%	—
Placebo	52	3.0	+4%	—

*
versus placebo and ezetimibe
  •
  After 12 weeks of treatment with the bempedoic acid / ezetimibe combination tablet, LDL-C levels were lowered by 35% (p<0.001) compared to 24% for patients who received ezetimibe, 20% for patients that received bempedoic acid, and 3% for patients that received placebo in the on-treatment analysis. The study met its primary endpoint of LDL-C lowering of 32% at 12 weeks in the intent to treat (ITT) analysis, with a 21% lowering for patients who received ezetimibe (p<0.001), 18% for patients who received bempedoic acid (p<0.001), and 3% for patients who received placebo (p<0.001).

  •
  hsCRP, a marker of inflammation associated with CVD, was reduced by 34% (p<0.05 vs. placebo and ezetimibe) for patients dosed with the bempedoic acid / ezetimibe combination tablet after twelve weeks of therapy, versus a 4% increase with placebo and reductions of 20% for bempedoic acid and 9% for ezetimibe.

  •
  Clinically significant lowering of total cholesterol, apoB and non-HDL-C were seen in the patients treated with the bempedoic acid / ezetimibe combination tablet and bempedoic acid.

  •
  The bempedoic acid / ezetimibe combination tablet and bempedoic acid were observed to be safe and well-tolerated in this study. There were no clinically relevant differences in the occurrence of SAEs and discontinuations due to AEs among the four patient groups.

  Study 3—Global pivotal Phase 3 LDL-C lowering efficacy and safety study in patients with hypercholesterolemia not adequately controlled with current lipid-modifying therapy and considered statin intolerant

        On May 23, 2018, we announced the top-line results from the pivotal Phase 3 study, Study 3 (1002-046). The 24-week, global, pivotal, Phase 3 randomized, double-blind, placebo-controlled, multicenter study evaluated the LDL-C lowering efficacy and safety of bempedoic acid 180 mg/day versus placebo added to background lipid-modifying therapy in patients with hypercholesterolemia who are considered statin intolerant. The study was conducted at 67 sites in the U.S. and Canada. A total of 345 patients were randomized 2:1 to receive bempedoic acid or placebo. The primary efficacy objective was to assess the 12-week LDL-C lowering efficacy of bempedoic acid versus placebo. Secondary objectives included evaluating the 24-week LDL-C lowering efficacy of bempedoic acid versus placebo, the safety and tolerability of bempedoic acid versus placebo, and its effects on other risk markers after 12 weeks of treatment, including hsCRP. Final results of the study were presented by Professor

Dr. med Ulrich Laufs, Director of Cardiology at Leipzig University on November 10, 2018 at the American Heart Association. The final results are summarized as follows:

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (LDL-C On-Treatment Analysis)

			LDL-C Week 12 Endpoint Mean (SD) mg/dL	Percent Change from Baseline
		LDL-C Baseline Mean (SD) mg/dL
	Number of Patients
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid	204	158 (41)	116 (36)	–26% (1.3)	<0.001
Placebo	101	157 (40)	153 (43)	–2% (1.4)	—
Total	305			–24%

  LS = least squares; SD = standard deviation; SE = standard error; mITT population

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (Intent to Treat Analysis)

			LDL-C Week 12 Endpoint Mean (SD) mg/dL	Percent Change from Baseline
		LDL-C Baseline Mean (SD) mg/dL
	Number of Patients
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid	234	159 (40)	120 (38)	–24% (1.3)	<0.001
Placebo	111	156 (39)	153 (42)	–1% (1.4)	—
Total(1)	345			–22%

(1)
Percent Change from Baseline presented reflects the final study rounded results.

LS = least squares; SD = standard deviation; SE = standard error; ITT population

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment Group	Number of Patients	Baseline Level (mg/L)	Median Change	P Value
Bempedoic Acid	231	2.9	–25%	<0.001
Placebo	106	2.8	+3%	—
  •
  After 12 weeks on treatment with bempedoic acid, LDL-C levels were lowered by 26% (p<0.001) in patients on bempedoic acid who remained on treatment at both week 12 and week 24 (an absolute reduction of 43 mg/dL from baseline) and a decrease of 2% for patients who received placebo. The study met its primary endpoint with LDL-C lowering of approximately 22% (p<0.001) at 12 weeks in the intent to treat (ITT) analysis (an absolute reduction of 39 mg/dL from baseline), with a decrease of 24% for patients who received bempedoic acid and a decrease of 1% for patients who received placebo.

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

Adverse Events and Discontinuations at 52 Weeks

	% of Patients
Treatment Emergent	Bempedoic Acid	Placebo
Adverse Events (AEs)	N=1,487	N=742
Overview of AEs in All Patients (patient incidence)
Any AE(s)	78.5%	78.7%
Serious AE(s)	14.5%	14.0%
Discontinuations due to AE(s)	10.9%	7.1%
Fatal Adverse Events—Unrelated to Study Treatment	0.9%	0.3%

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (On Treatment Analysis)

			LDL-C Week 12 Endpoint Mean (SD) mg/dL	Percent Change from Baseline
		LDL-C Baseline Mean (SD) mg/dL
	Number of Patients
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid	1,335	104 (29)	83 (27)	–18% (0.5)	<0.001
Placebo	695	102 (30)	103 (35)	+2% (0.9)	—
Total	2,030			–20%	<0.001

  LS = least squares; SD = standard deviation; SE = standard error; mITT population

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (Intent to Treat Analysis)

			LDL-C Week 12 Endpoint Mean (SD) mg/dL	Percent Change from Baseline
		LDL-C Baseline Mean (SD) mg/dL
	Number of Patients
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid	1,487	104 (29)	84 (27)	–17% (0.5)	<0.001
Placebo	742	102 (30)	102 (35)	+2% (0.9)	—
Total(1)	2,229			–18%	<0.001

(1)
Percent Change from Baseline presented reflects the final study rounded results.

LS = least squares; SD = standard deviation; SE = standard error; ITT population

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment Group	Number of Patients	Baseline Level (mg/L)	Median Change	P Value
Bempedoic Acid	1,421	1.49	–22%	<0.001
Placebo	724	1.51	+3%	—
  •
  Bempedoic acid was observed to be safe and well-tolerated over a 52-week period, the primary endpoint of the study. There were no clinically relevant differences between bempedoic acid and the placebo groups in the occurrence of AEs, SAEs, discontinuations due to muscle-related AEs, or fatal AEs.

  •
  After twelve weeks of treatment with bempedoic acid, LDL-C levels were lowered by 20% (p<0.001), with a decrease of 18% from baseline for the patients treated with bempedoic acid and an increase of 2% for patients who received placebo. The study met key efficacy endpoint with LDL-C lowering of approximately 18% (p<0.001) at 12 weeks in the intent to treat (ITT) analysis, with a decrease of 17% for patients who received bempedoic acid and an increase of 2% for patients who received placebo.

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

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (On treatment analysis)

			LDL-C Week 12 Endpoint Mean (SD) mg/dL	Percent Change from Baseline
		LDL-C Baseline Mean (SD) mg/dL
	Number of Patients
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid	163	130 (31)	93 (35)	–27% (1.9)	<0.001
Placebo	79	123 (27)	128 (31)	+5% (2.2)	—
Total(1)	242			–31%	<0.001

(1)
Percent Change from Baseline presented reflects the final study rounded results.

LS = least squares; SD = standard deviation; SE = standard error

LDL-Cholesterol Percent Change from Baseline to Week 12 Endpoint (Intent to Treat)

			LDL-C Week 12 Endpoint Mean (SD) mg/dL	Percent Change from Baseline
		LDL-C Baseline Mean (SD) mg/dL
	Number of Patients
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid	181	130 (31)	96 (17)	–23% (2.0)	<0.001
Placebo	88	123 (27)	129 (27)	+5% (2.3)	—
Total	269			–28%	<0.001

  LS = least squares; SD = standard deviation; SE = standard error; mITT population

hsCRP Nonparametric Analysis

			Percent Change from Baseline
Treatment Group	Number of Patients	Baseline Level (mg/L)	Median Change	P Value
Bempedoic Acid	180	2.21	–33%	<0.001
Placebo	88	2.26	+2%	—
  •
  After twelve weeks of treatment with bempedoic acid, LDL-C levels were lowered by approximately 31% (p<0.001), with a decrease of 27% from baseline for the patients treated with bempedoic acid and an increase of 5% for patients who received placebo. After twelve weeks of treatment with bempedoic acid, the primary endpoint of the study, LDL-C levels were lowered by 28% (p<0.001), with a decrease of 23% from baseline for the patients treated with bempedoic acid and an increase of 5% for patients who received placebo.

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

  Phase 2 Clinical Studies Completed in 2018

  1002-039—Phase 2 efficacy and safety study of bempedoic acid when added-on to a PCSK9i therapy in patients with hypercholesterolemia

        On March 27, 2018, we announced top-line results from the Phase 2 clinical study (1002-039) of bempedoic acid when added-on to an injectable PCSK9i therapy. The eight-week Phase 2, randomized, double-blind, placebo-controlled, multicenter study evaluated the efficacy and safety of once-daily, oral bempedoic acid 180 mg in patients with hypercholesterolemia at screening (LDL-C ≥ 160 mg/dL). These patients received 12 weeks of background injectable evolocumab 420 mg administered every four weeks prior to randomization. A total of 59 patients from 21 sites in the U.S. and Canada were then randomized 1:1 to receive bempedoic acid or placebo added-on to evolocumab for eight weeks. The primary efficacy objective was to assess the eight-week LDL-C lowering efficacy of bempedoic acid versus placebo in patients on a PCSK9 inhibitor. Secondary objectives included evaluating the safety and tolerability of bempedoic acid versus placebo and its effects on other risk markers, including hsCRP. While analyses of the complete efficacy and safety results from 1002-039 are ongoing, the top-line results are summarized as follows:

LDL-Cholesterol Percent Change from Baseline to Week 8 Endpoint

			LDL-C Week 8 Endpoint Mean (SD) mg/dL	Percent Change from Baseline
		LDL-C Baseline Mean (SD) mg/dL
	Number of Patients
Treatment Group				LS Mean (SE)	P Value
Bempedoic Acid + PCSK9i	27	103 (29)	74 (26)	–27% (4.3)	<0.001
Placebo + PCSK9i	26	107 (34)	106 (25)	+3% (3.4)	—
Total	53			–30%

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

Overall Safety Observations

        To date, in completed studies, approximately 3,100 patients have been treated with bempedoic acid for periods of up to 52 weeks and maximum repeated doses of 240 mg per day. Bempedoic acid has been safe and well-tolerated with no dose-limiting side effects identified to date in our ongoing or completed clinical studies. No clinical safety trends have emerged to date.

Study	Phase	Patient Population	Study Design	Duration	Patients (Treated)	Doses	LDL-C Lowering Efficacy (placebo corrected)
1002FDC-0531003	Phase 3	Elevated LDL-C; ASCVD and/or HeFH or with multiple risk factors for ASCVD	Placebo controlled, 180 mg BA, 10 mg ezetimibe, and placebo	12 weeks	382 (218)	180 mg bempedoic acid, 10 mg ezetimibe, 180 mg + 10mg ezetimibe	32%
1002-048	Phase 3	Elevated LDL-C; ASCVD or at high risk for ASCVD	Placebo controlled	12 weeks	269 (181)	180 mg	31%
1002-047	Phase 3	Elevated LDL-C; ASCVD and/or HeFH	Placebo controlled	52 weeks	779 (522)	180 mg	18%
1002-046	Phase 3	Elevated LDL-C; ASCVD or a high risk for ASCVD	Placebo controlled	24 weeks	345 (234)	180 mg	24%
1003-040	Phase 3	Elevated LDL-C; ASCVD and/or HeFH	Placebo controlled	52 weeks	2,230 (1,487)	180 mg	20%
1002-039	Phase 2	Elevated LDL-C	Placebo controlled, PCSK9i add-on and 4-week pre-treatment	8 weeks	59 (27)	180 mg, 420 mg evolocumab	30%
1002-038	Phase 2	Elevated LDL-C	Placebo controlled	6 weeks	63 (43)	180 mg bempedoic acid, 10 mg ezetimibe, 20 mg atorvastatin	64%
1002-035	Phase 2	Elevated LDL-C	Placebo controlled, 80 mg atorvastatin	4 weeks	68 (45)	180 mg	22%
1002-014	Phase 2	Elevated LDL-C; hypertension	Placebo controlled	6 weeks	143 (71)	180mg	Up to 24%
1002-009	Phase 2	Elevated LDL-C; statin add-on	Placebo controlled	12 weeks	134 (89)	120mg, 180mg	Up to 20%
1002-008	Phase 2	Elevated LDL-C; statin intolerant and tolerant	Monotherapy and in combination with ezetimibe	12 weeks	349 (250)	120 mg, 180 mg	Up to 30% Up to 48%
1002-007	Phase 2	Elevated LDL-C; statin add-on	Placebo controlled, 10 mg atorvastatin	8 weeks	58 (42)	60, 120, 180, 240 mg	Up to 22%
1002-006	Phase 2	Elevated LDL-C; statin intolerant	Placebo controlled	8 weeks	56 (37)	60, 120, 180, 240 mg	Up to 29%
1002-005	Phase 2	Elevated LDL-C; T2DM	Placebo controlled	4 weeks	60 (30)	80, 120 mg	Up to 39%
1002-004	Phase 1	Healthy subjects	Multiple ascending dose, PK	2 weeks	24 (18)	40, 180, 220 mg	Up to 36%
1002-003	Phase 2	Elevated LDL-C	Placebo controlled	12 weeks	177 (133)	40, 80, 120 mg	Up to 25%
1002-002	Phase 1	Healthy subjects	Multiple ascending dose, PK/PD	2/4 weeks	53 (39)	20, 60, 100, 120 mg	Up to 17%
1002-001	Phase 1	Healthy subjects	Single dose, PK	Single dose	18 (18)	2.5, 10, 45, 125, 250 mg	Not applicable

Ongoing Clinical Studies

  1002FDC-058—Phase 2 efficacy and safety study of the bempedoic acid / ezetimibe combination tablet in patients with hypercholesterolemia and Type 2 Diabetes

        1002FDC-058 is a Phase 2 clinical study assessing the efficacy and safety of the bempedoic acid / ezetimibe combination tablet in patients with hypercholesterolemia and type 2 diabetes. Initiated in June 2018, the 12-week, randomized, double-blind, placebo-controlled, parallel-dose study consists of three treatment arms evaluating the efficacy and safety of a once-daily, oral fixed dose combination tablet of bempedoic acid 180 mg and ezetimibe 10 mg versus placebo and versus ezetimibe 10 mg alone. The study is expected to enroll approximately 168 patients at approximately 45 sites across the U.S. The co-primary objectives of the study are to assess the 12-week LDL-C lowering efficacy in patients treated with the bempedoic acid / ezetimibe combination tablet versus placebo and versus ezetimibe 10 mg alone. Secondary objectives include evaluating 12-week hsCRP, non-HDL-C, apoB, total cholesterol and triglycerides. Exploratory objectives include 12-week HbA1c, fasting glucose, fasting insulin and additional glycemic measurements. We expect to report top-line results in the second half of 2019.

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

Research and Development Expenses

        Research and development expenses for the year ended December 31, 2018, were $171.5 million, which was primarily related to clinical development costs relating to the completion of four global pivotal Phase 3 studies for bempedoic acid and the pivotal Phase 3 study for the bempedoic acid / ezetimibe combination tablet, the ongoing CLEAR Outcomes CVOT and compensation related costs, including stock-based compensation.

Sales and Marketing

        We are currently establishing our commercialization and distribution capabilities. We intend to grow our commercial operations functions substantially upon FDA approval of the bempedoic acid / ezetimibe combination tablet and bempedoic acid. We recently announced a collaboration agreement for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. We plan to invest resources to develop the appropriate commercial infrastructure to launch the bempedoic acid / ezetimibe combination tablet and bempedoic acid in the United States, if approved, as an accessible, convenient, cost-effective, oral, once-daily treatment option for patients with elevated LDL-C.

        We continue to engage in partnering discussions with potential third party collaborators. We intend to seek approval and launch commercial sales of the bempedoic acid / ezetimibe combination tablet and bempedoic acid in territories outside of the United States and Europe by establishing additional collaborations with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

Manufacturing and Supply

        Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are small molecule drugs that are synthesized from readily available raw materials using conventional chemical processes. We currently have no manufacturing facilities. We rely on contract manufacturers to produce both drug substances and drug products required for our clinical studies. All lots of drug substance and drug product used in clinical studies are manufactured under current good manufacturing practices. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved.

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

        On January 2, 2019, we entered into a license and collaboration agreement with DSE. Pursuant to the agreement, we have granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area and Switzerland, or the DSE Territory. DSE will be responsible for commercialization in the DSE Territory. We remain responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory.

        For additional details on the DSE agreement, see Note 15 to our financial statements appearing elsewhere in this Annual Report.

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

        Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of the bempedoic acid / ezetimibe combination tablet, bempedoic acid and our other development programs.

        As of December 31, 2018, our patent estate, including patents we own, on a worldwide basis, included approximately 24 issued United States patents and 12 pending United States patent applications and 19 issued patents and 45 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.

        Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent Nos. 9,000,041, 8,497,301, 9,624,152 and 10,118,881 claim methods of using bempedoic acid. There are currently six issued patents and one pending application in countries outside the United States that relate to bempedoic acid and its use. Furthermore, of the six granted patents, we have two granted European patents that have been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland.

        In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid / ezetimibe combination tablet and bempedoic acid in combination with one or more statins. We have one pending U.S. patent application and 18 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination. Additionally, we own one pending U.S. patent application and three pending applications outside of the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one pending U.S. patent application and 18 pending application outside the U.S., with claims directed to methods of treatment using a fixed dose combination of bempedoic acid and one or more statins.

        In addition to the patents we own, we also hold an exclusive, worldwide, fully paid-up license on any residual background intellectual property not transferred from Pfizer pursuant to the asset transfer agreement.

        The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing a non-provisional application. In the United States, a patent's term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or are pursuing patent protection for our product candidates. However, the applicable authorities, including the FDA and the U.S. Patent and Trademark Office, or USPTO, in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued U.S. patents, including patent term extensions we may be eligible for, will expire on dates ranging from 2021 to 2030. However, the actual protection afforded by a patent varies on a claim by claim basis for each applicable product, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

        Furthermore, the patent positions of biotechnology and pharmaceutical products and processes like those we intend to develop and commercialize are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in such patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries can diminish our ability to protect our inventions, and enforce our intellectual property rights and more generally, could affect the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

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

        Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in an interference or derivation proceeding at the USPTO, to determine who is entitled to claim invention.

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

        Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. See "Risk Factors—Risks Related to our Business and the Clinical Development and Commercialization of Our Product Candidates—Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if approved, will be materially adversely affected."

Regulatory Matters

  Government Regulation and Product Approval

        Government authorities in the United States at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates, including the bempedoic acid / ezetimibe combination tablet and bempedoic acid, must be approved by the FDA through the NDA process before they may legally be marketed in the United States.

  United States Drug Development Process

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, voluntary product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing process, or cGMP;

  •
  satisfactory completion of any FDA audits of clinical trial sites to assess compliance with GCP and assure the integrity of clinical data in support of the NDA; and

  •
  FDA review and approval of the NDA.

        The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

        Once a pharmaceutical product candidate is identified for development, it enters the nonclinical, also referred to as preclinical, testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. An investigational new drug, or IND, sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical study, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical study lends itself to an efficacy evaluation. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical studies due to safety concerns or non-compliance, and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example prohibiting the initiation of clinical studies of a certain duration or for a certain dose.

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

        Each new clinical protocol and any amendments to the protocol must be submitted to the IND for FDA review, and to the IRBs for approval. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

        Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, including any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator's brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

        A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug.

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

  European Union Drug Development

        In the European Union, or EU, our product candidates also are subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

        Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

        The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical trial authorization, simplifying adverse event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical.

  U.S. Review and Approval Processes

        The results of product development, nonclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee; a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review. The Company obtained a Small Business Waiver from the FDA related to bempedoic acid. There is also an annual prescription drug program fee for each approved prescription drug product on the market.

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

  European Union Drug Review and Approval

        In the European Economic Area, or EEA, which is comprised of the 28 Member States of the EU and Iceland, Liechtenstein, and Norway, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

        The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy medicines such as gene therapy, somatic cell therapy or tissue engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

        National MAs, which are issued by the Competent Authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure.

        Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the Competent Authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The Competent Authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

        Under the above described procedures, before granting the MA, the EMA or the Competent Authorities of the Member States of the EEA make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

        The FDA may withdraw a product approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program or a revised REMS program. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning or untitled letters, holds on clinical studies, voluntary product recalls, product seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.

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

Employees

        As of December 31, 2018, we had 76 full-time employees. Twelve of our employees have Ph.D. degrees and four have M.D. degrees. 49 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

        Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 19,400 square feet of office space. We believe our current facility will be sufficient to meet our needs until expiration.

Legal Proceedings

        On January 12, 2016, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff's motion to alter or amend the judgement. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on

March 15, 2018. On September 27, 2018, the Sixth Circuit issued an opinion in which it reversed the district court's dismissal and remanded for further proceedings. On October 11, 2018, we filed a petition for rehearing en banc and on, October 23, 2018, the Sixth Circuit Court of Appeals directed plantiffs to respond to that petition. On December 3, 2018, the Sixth Circuit denied our petition for en banc rehearing, and on December 11, 2018, the case was returned to the federal district court by mandate from the Sixth Circuit. On December 26, 2018, we filed our answer to the amended complaint. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

        On December 15, 2016, a purported stockholder of our company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. Our company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the company when they made or approved improper statements on August 17, 2015, regarding our lead product candidate's path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at our company. On February 8, 2019, we and the defendants filed a motion to dismiss the derivative lawsuit. The lawsuit seeks, among other things, any damages sustained by us as a result of the defendants' alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures, restitution from the defendants, and attorneys' fees and costs. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

        On May 7, 2018, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, captioned Kevin Bailey v. Esperion Therapeutics,  Inc., et al. (No. 18-cv-11438). An amended complaint was filed on October 22, 2018, against us and certain directors and officers. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly making false and misleading statements and omissions about the safety and tolerability of bempedoic acid, and specifically facts and circumstances surrounding the Phase 3 trial results for bempedoic acid that we announced on May 2, 2018. On November 13, 2018, we filed a motion to dismiss the amended complaint, and that motion was fully briefed on December 18, 2018. On February 19, 2019, the court granted our motion to dismiss with prejudice and entered judgment in our favor. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between February 22, 2017, and May 22, 2018, as well as attorneys' fees and costs. We are unable to predict the ultimate outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

 Risks Related to our Business and the Clinical Development and Commercialization of our Product Candidates

We depend almost entirely on the success of two product candidates, the bempedoic acid / ezetimibe combination tablet and bempedoic acid. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

        The bempedoic acid / ezetimibe combination tablet and bempedoic acid are currently our lead product candidates in development, and our business depends almost entirely on their successful clinical development, regulatory approvals and commercialization. We currently have no drug products for sale and may never be able to develop marketable drug products. The bempedoic acid / ezetimibe combination tablet and bempedoic acid may require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence their commercialization. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance, including a Risk Evaluation and Mitigation Strategy, or REMS program. Of the large number of drugs in development in the U.S., only a small percentage successfully complete the approval process at the FDA, EMA or any other foreign regulatory agency, and are commercialized. Accordingly, we cannot assure you that the bempedoic acid / ezetimibe combination tablet and bempedoic acid or any other of our product candidates will be successfully developed or commercialized. On February 20, 2019 and on February 26, 2019, we submitted the NDAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet to the FDA, respectively. In addition, the EMA completed formal validation of the MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet. The MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet were submitted to the EMA on February 11, 2019.

        We are not permitted to market our product candidates in the U.S. or Europe until we receive approval of an NDA from the FDA, MAA from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. As a condition to submitting an NDA or MAA for the bempedoic acid / ezetimibe combination tablet to treat patients with hypercholesterolemia for an LDL-C lowering indication, we completed the pivotal Phase 3 clinical study (1002FDC-053) in addition to the global pivotal Phase 3 LDL-C lowering program for bempedoic acid and ten Phase 2 clinical studies. As a condition to submitting an NDA or MAA for bempedoic acid to treat patients with hypercholesterolemia for a CVD risk reduction indication, we have initiated and intend to complete the CLEAR Outcomes CVOT.

        Additionally, we submitted our NDAs and MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for LDL-C lowering indications in February 2019. Based on the FDA's guidance, we believe that these programs are adequate to support approval of an LDL-C lowering indication. However, there is no guarantee that the FDA will view results from our Phase 3 1002FDC-053 clinical study or global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approval of an LDL-C lowering indication for the bempedoic acid / ezetimibe combination tablet or bempedoic acid. In the event that FDA determines LDL-C lowering is no longer a surrogate endpoint for initial approval of the bempedoic acid / ezetimibe combination tablet or bempedoic acid in the future, we would plan to submit our NDA for bempedoic acid with a proposed indication of CV risk reduction in statin intolerant patients on the basis of a completed and successful CLEAR Outcomes CVOT, which would include the results of the global pivotal Phase 3 LDL-C lowering program, by 2022. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of the bempedoic acid / ezetimibe combination tablet and bempedoic acid for many reasons, including, among others:

  •
  the FDA, EMA or any other regulatory authorities may change their approval policies or adopt new regulations, including with respect to whether LDL-C lowering is a surrogate endpoint for initial approval of the bempedoic acid / ezetimibe combination tablet or bempedoic acid;

  •
  the FDA, EMA or any other regulatory authorities may change their approval policies for an LDL-C lowering indication for the bempedoic acid / ezetimibe combination tablet or bempedoic acid if there is a shift in the future standard-of-care for statin intolerant patients with hypercholesterolemia;

  •
  we may not be able to demonstrate that the bempedoic acid / ezetimibe combination tablet and bempedoic acid are safe and effective in treating patients with hypercholesterolemia to the satisfaction of the FDA, EMA or any other regulatory agency;

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

  •
  the FDA, EMA or any other regulatory agency may not approve the formulation, specifications or labeling of the bempedoic acid / ezetimibe combination tablet or bempedoic acid;

  •
  the clinical research organizations, or CROs, that we retain to conduct our clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

  •
  the FDA, EMA or any other regulatory agency may find the data from preclinical studies and clinical studies insufficient to demonstrate that the clinical and other benefits of the bempedoic acid / ezetimibe combination tablet or bempedoic acid outweigh the safety risks;

  •
  the FDA, EMA or any other regulatory agency may disagree with our interpretation of data from our preclinical studies and clinical studies;

  •
  the FDA, EMA or any other regulatory agency may not accept data generated at our clinical study sites;

  •
  if our NDAs are reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our applications or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical studies, limitations in approved labeling or distribution and use restrictions;

  •
  the FDA, EMA or any other regulatory agency may require the development of a REMS as a condition of approval or post-approval; or

  •
  the FDA, EMA or any other regulatory agency may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract.

        Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market the bempedoic acid / ezetimibe combination tablet and bempedoic acid. Moreover, because our business is almost entirely dependent upon these product candidates, any setback in our pursuit of its regulatory approval would have a material adverse effect on our business and prospects.

        The development and approvals required for the approval of the bempedoic acid / ezetimibe combination tablet are substantially identical to those for bempedoic acid, and the risks relating to the clinical development and approval of bempedoic acid apply equally to the bempedoic acid / ezetimibe combination tablet. The FDA accepted our submission of an IND application for the bempedoic acid / ezetimibe combination tablet in the second quarter of 2016 and we completed a bioavailability study. We announced the clinical development and regulatory plans for the bempedoic acid / ezetimibe combination tablet in June 2017 and announced the results of the Phase 3 1002FDC-053 clinical study in August 2018. Any failure in our development of bempedoic acid would materially and adversely affect our ability to develop, seek approval for and commercialize the bempedoic acid / ezetimibe combination tablet for the planned indications. In addition, even if bempedoic acid succeeds in its clinical development and is approved for one or more indications, there can be no assurance that the bempedoic acid / ezetimibe combination tablet would be developed successfully and approved for the same indications or at all, and vice versa.

Failures or delays in the completion of our CLEAR Outcomes CVOT for bempedoic acid could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

        In December 2016, we initiated the CLEAR Outcomes CVOT. The completion of the CLEAR Outcomes CVOT or any of our other ongoing clinical studies can be delayed or prevented for a number of reasons, including, among others:

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

Positive results from completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid / ezetimibe combination tablet and bempedoic acid are not necessarily predictive of the results of our ongoing CLEAR Outcomes CVOT of bempedoic acid or any other of our clinical studies, nor do they guarantee approval of the bempedoic acid / ezetimibe combination tablet or bempedoic acid by the FDA, EMA or any other regulatory agency. If we cannot replicate the positive results from our completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid / ezetimibe combination tablet and bempedoic acid in our CVOT or other ongoing and/or planned clinical studies, we may be unable to successfully develop, obtain regulatory status for and commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid.

        There is a high failure rate for drugs proceeding through clinical studies. Even if we are able to complete our ongoing CLEAR Outcomes CVOT, the positive results from our completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and our Phase 3 1002FDC-053 clinical study of the bempedoic acid / ezetimibe combination tablet, may not be replicated in our ongoing CLEAR Outcomes CVOT or any future studies of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, nor do they guarantee approval of the bempedoic acid / ezetimibe combination tablet or bempedoic acid by the FDA, EMA or any other regulatory authorities in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results earlier in development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. If we fail to obtain positive results in the CLEAR Outcomes CVOT or any future clinical studies, the regulatory status of our product candidates or future product candidates, and correspondingly, our business and financial prospects, may be materially adversely affected.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

        We reported top-line results from our Phase 3 (1002-048) in March 2018. In May 2018, we reported top-line results from the 52-week long-term safety study, Study 1 (1002-040) and from Study 3 (1002-046). We reported top-line results from the Phase 3 1002FDC-053 study of the bempedoic acid / ezetimibe combination tablet in August 2018. In October 2018, we reported top-line results from Study 2 (1002-047) and announced the completion of the Phase 3 LDL-C lowering development program of bempedoic acid and positive cumulative results. However, there is no guarantee that the FDA will view results from our Phase 3 1002FDC-053 clinical study or global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid. On February 20, 2019 and February 26, 2019, we submitted the NDAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet to the FDA, respectively, for LDL-C lowering indications. In addition, the EMA completed formal validation of the MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for LDL-C lowering indications. The MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet were submitted to the EMA on February 11, 2019.

        In the event that regulatory agencies determine LDL-C lowering is no longer a surrogate endpoint for initial approval of the bempedoic acid / ezetimibe combination tablet or bempedoic acid in the future, we would plan to submit our NDA or MAA for bempedoic acid (monotherapy) for a CV risk reduction indication on the basis of a completed and successful CVOT, which would include the results of the global pivotal Phase 3 LDL-C lowering program, by 2022. We expect that these clinical studies, plus any additional clinical studies that we undertake for the clinical development of the bempedoic acid / ezetimibe combination tablet or bempedoic acid, will consume substantial additional financial resources. We expect that our existing cash and cash equivalents, and proceeds to be received in the future under the DSE collaboration agreement, will be sufficient to fund operations through the expected approvals of the bempedoic acid / ezetimibe combination tablet and bempedoic acid and the commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved by LDL-C lowering as a surrogate endpoint. We may, however, need to secure additional cash resources to continue to fund the commercialization and further clinical development of the bempedoic acid / ezetimibe combination tablet and bempedoic acid. Our future capital requirements may be substantial and will depend on many factors including:

  •
  the scope, size, rate of progress, results and costs of completing our CLEAR Outcomes CVOT of bempedoic acid;

  •
  the cost, timing and outcome of our efforts to obtain marketing approval for the bempedoic acid / ezetimibe combination tablet and bempedoic acid;

  •
  our initial commercial sales, and our ability to secure and maintain reimbursement coverage, if bempedoic acid or the bempedoic acid / ezetimibe combination tablet are approved;

  •
  the costs associated with commercializing the bempedoic acid / ezetimibe combination tablet and bempedoic acid or any future product candidates if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell the bempedoic acid / ezetimibe combination tablet and bempedoic acid or any future product candidates;

  •
  DSE's ability to successfully commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid in the Territory, if approved.

  •
  the number and characteristics of any additional product candidates we develop or acquire;

  •
  the cost of manufacturing the bempedoic acid / ezetimibe combination tablet and bempedoic acid or any future product candidates and any products we successfully commercialize; and

  •
  the costs associated with general corporate activities, such as the cost of filing, prosecuting and enforcing patent claims.

        Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Because the outcome of any clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval and commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid and any future product candidates. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are unavailable to us on a timely basis, or at all, we may not be able to continue the development of the bempedoic acid / ezetimibe combination tablet and bempedoic acid or any future product candidate, or to commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid or any future product candidate, if approved.

We are an emerging pharmaceutical company and have not generated any revenue from product sales. We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

        We have a limited operating history on which to base your investment decision. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for the bempedoic acid / ezetimibe combination tablet and bempedoic acid. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

        Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid, which commenced Phase 3 clinical development in January 2016. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock, convertible promissory notes and warrants and the incurrence of indebtedness, and we have incurred losses in each year since our inception. Our net losses were $201.8 million, $167.0 million and $75.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $598.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future related to the CLEAR Outcomes CVOT and as we prepare for commercial launch activities. Our research and development expenses are expected to continue in the foreseeable future as they relate to our ongoing CLEAR Outcomes CVOT, our NDA and MAA submissions and any other early-stage development programs or additional indications we choose to pursue. In addition, in anticipation of marketing approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid, we will also incur significant sales, marketing and outsourced manufacturing expenses and expect further significant increases in our general and administration expenses in connection with the commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, respectively. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Changes in regulatory requirements, FDA or EMA guidance or unanticipated events, including in our CVOT of bempedoic acid, may occur, which may result in changes to clinical study protocols or additional clinical study requirements, which could result in increased costs to us and could delay our development timeline.

        Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA or EMA may impose additional clinical study requirements. Significant amendments to our clinical study protocols may require resubmission to the FDA and/or IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of these studies. If we experience substantial delays completing—or if we terminate our CVOT, or if we are required to conduct additional clinical studies, the commercial prospects for the bempedoic acid / ezetimibe combination tablet and bempedoic acid may be harmed and our ability to generate product revenue will be delayed.

        We may not be able to identify and enroll the requisite number of patients in our CLEAR Outcomes CVOT, or any study that we undertake to support the development of our product candidates. Even if we are successful in enrolling patients, we may not ultimately be able to demonstrate sufficient clinical benefits from the bempedoic acid / ezetimibe combination tablet and bempedoic acid, and our failure to do so may delay or hinder our ability to obtain FDA or EMA approval for these product candidates. On February 20, 2019 and February 26, 2019, we submitted the NDAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet to the FDA, respectively, based on the FDA's recent guidance that these programs are adequate to support approval of an LDL-C lowering. However, the FDA has indicated its position regarding an LDL-C lowering indication could be impacted by potential future changes in their view of LDL-C lowering as a surrogate endpoint or the possibility of a shift in the future standard-of-care for statin intolerant patients with hypercholesterolemia, and there is no guarantee that the FDA will view results from our Phase 3 1002FDC-053 clinical study and global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approvals of an LDL-C lowering indication. Conducting our CLEAR Outcomes CVOT is costly and time-consuming, and any requirement to complete the CVOT prior to approval of bempedoic acid would adversely affect our development timeline and financial condition.

We have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval application to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval.

        We are developing bempedoic acid / ezetimibe combination tablet for which we are seeking FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent

Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug, and Cosmetic Act, or FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2) allows an NDA we submit to FDA to rely in part on data in the public domain or the FDA's prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain additional funding, which could result in significant dilution to the ownership interests of our existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that the bempedoic acid / ezetimibe combination tablet will receive the requisite approvals for commercialization.

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

        Moreover, even if our product candidates, including the bempedoic acid / ezetimibe combination tablet, are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

Even if we receive marketing approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid, we may still face future development and regulatory difficulties.

        Even if we receive marketing approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid, regulatory authorities may still impose significant restrictions on the bempedoic acid / ezetimibe combination tablet or bempedoic acid's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies, such as a CVOT. The bempedoic acid / ezetimibe combination tablet and bempedoic acid will also be subject to ongoing FDA requirements governing the packaging, storage, labeling, advertising and promotion of the product, recordkeeping and submission of safety updates and other post-marketing information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug product. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Any REMS required by the FDA may lead to increased costs to assure compliance with post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue. The EMA and other foreign regulatory authorities may impose similar requirements on the bempedoic acid / ezetimibe combination tablet or bempedoic acid as those described above with respect to the FDA.

        Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices and other regulations. If we or a regulatory agency discover problems with the bempedoic acid / ezetimibe combination tablet or bempedoic acid, such as adverse events of unanticipated severity or frequency, or problems with the facility where the bempedoic acid / ezetimibe combination tablet or bempedoic acid is manufactured, a regulatory agency may impose restrictions on the bempedoic acid / ezetimibe combination tablet or bempedoic acid, the manufacturer or us, including requiring withdrawal of the bempedoic acid / ezetimibe combination tablet or bempedoic acid from the market or suspension of manufacturing. If we, the bempedoic acid / ezetimibe combination tablet or bempedoic acid or the manufacturing facilities for the bempedoic acid / ezetimibe combination tablet or bempedoic acid fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Even if we receive marketing approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid in the U.S., we may never receive regulatory approval to market the bempedoic acid / ezetimibe combination tablet or bempedoic acid outside of the U.S., and vice versa.

        In order to market any product outside of the U.S., including for DSE to market the bempedoic acid / ezetimibe combination tablet or bempedoic acid in Europe, we must establish and comply with the numerous and varying efficacy, safety and other regulatory requirements of the countries in which we intend to market our product. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks, or vice versa. In particular, in many countries outside of the

U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Even if we receive marketing approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid, it may not achieve broad market acceptance, which would limit the revenue that we generate from its sales.

        The commercial success of the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if approved by the FDA or other regulatory authorities, will depend upon the awareness and acceptance of the bempedoic acid / ezetimibe combination tablet and bempedoic acid among the medical community, including physicians, patients and healthcare payors. Market acceptance of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved, will depend on a number of factors, including, among others:

  •
  the bempedoic acid / ezetimibe combination tablet and bempedoic acid's demonstrated ability to treat statin intolerant patients for LDL-C lowering or CV risk reduction as an add-on for patients already on statin therapy, as compared with other available therapies;

  •
  the relative convenience and ease of administration of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, including as compared with other treatments for patients for LDL-C lowering or CV risk reduction;

  •
  the prevalence and severity of any adverse side effects such as muscle pain or weakness;

  •
  limitations or warnings contained in the labeling approved for the bempedoic acid / ezetimibe combination tablet or bempedoic acid by the FDA;

  •
  availability of alternative treatments, including a number of competitive therapies already approved for LDL-C lowering or CV risk reduction, including PCSK9 inhibitors, or expected to be commercially launched in the near future;

  •
  pricing and cost effectiveness;

  •
  the effectiveness of our, and in Europe, DSE's, sales and marketing strategies, as well as the effectiveness of any other future collaborators;

  •
  our ability to increase awareness of the bempedoic acid / ezetimibe combination tablet or bempedoic acid through marketing efforts;

  •
  our ability to obtain sufficient third-party coverage or reimbursement; and

  •
  the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

        If the bempedoic acid / ezetimibe combination tablet or bempedoic acid is approved but does not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from the bempedoic acid / ezetimibe combination tablet and bempedoic acid to become or remain profitable. Our efforts to educate the medical community and third-party payors about the benefits of the bempedoic acid / ezetimibe combination tablet and bempedoic acid may require significant resources and may never be successful.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell the bempedoic acid / ezetimibe combination tablet and bempedoic acid, we may not be able to generate any revenue.

        We are establishing our commercialization and distribution capabilities to support the sales, marketing and distribution of our pharmaceutical products. In order to market the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. For example, we recently entered into a License and Collaboration Agreement with DSE for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even if we obtain marketing approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid, physicians and patients using other LDL-C lowering therapies may choose not to switch to our product.

        Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective, safe or convenient treatments enter the market. In addition, patients often acclimate to the brand or type of therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If physicians or patients are reluctant to switch from existing therapies to the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved, our operating results and financial condition would be materially adversely affected.

The commercialization of the bempedoic acid / ezetimibe combination tablet, if approved, depends on the continued availability and use of ezetimibe by the target patient of this combination therapy.

        The bempedoic acid / ezetimibe combination tablet is dependent on the continued availability and use of ezetimibe in the marketplace, and there can be no assurance that the current availability and use of ezetimibe will continue. For example, changes in standard of care or use patterns of ezetimibe could make our bempedoic acid / ezetimibe combination tablet therapy obsolete. In addition, ezetimibe could encounter unexpected results in the future and be associated with adverse outcomes during long-term use. Finally, the producers of ezetimibe are under no obligation to continue producing, commercializing or making ezetimibe available to patients, or to continue producing ezetimibe in any particular quantity, which could prevent our ability to obtain ezetimibe. For example, such producers may encounter manufacturing or other production issues and fail to produce enough ezetimibe, and this could cause our commercialization efforts, if the bempedoic acid / ezetimibe combination tablet is approved, to fail or be significantly delayed.

Guidelines and recommendations published by various organizations may adversely affect the FDA's review of the bempedoic acid / ezetimibe combination tablet and bempedoic acid for LDL-C lowering in patients or the use or commercial viability of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved for any indication or patient population.

        Government agencies issue regulations and guidelines directly applicable to us and to the bempedoic acid / ezetimibe combination tablet and bempedoic acid, including guidelines generally relating to therapeutically significant LDL-C levels. In addition, professional societies, practice management groups, private health or science foundations and other organizations involved in the research, treatment and prevention of various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations such as the AHA have made recommendations about therapies in the cardiovascular therapeutics market. In addition, while we reached an agreement with the FDA on the definition of statin intolerance, there is no guarantee that the FDA's view of this definition would not change in the future. We expect that the FDA's view of the standard of care for patients with hypercholesterolemia for LDL-C lowering indications in patients with hypercholesterolemia could impact the evaluation of such NDAs, including how this standard of care evolves in light of guidelines and recommendations in respect of the use of PCSK9 inhibitors. In addition, following any approval, we expect that changes to these existing recommendations or other guidelines advocating alternative therapies could result in decreased use of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, which would adversely affect our results of operations.

Even if approved, reimbursement policies could limit our ability to sell the bempedoic acid / ezetimibe combination tablet or bempedoic acid.

        Market acceptance and sales of the bempedoic acid / ezetimibe combination tablet and bempedoic acid will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for the bempedoic acid / ezetimibe combination tablet or bempedoic acid and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, the bempedoic acid / ezetimibe combination tablet or bempedoic acid. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid.

        In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of the bempedoic acid / ezetimibe combination tablet and bempedoic acid with other available therapies. If reimbursement for the bempedoic acid / ezetimibe combination tablet or bempedoic acid is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical studies, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Our future product development programs for candidates other than the bempedoic acid / ezetimibe combination tablet or bempedoic acid may require substantial financial resources and may ultimately be unsuccessful.

        In addition to the development of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, we may in the future pursue the development of other early-stage development programs. If we conduct any clinical studies for our future product candidates, there will be a number of FDA requirements that we must satisfy before we can commence such clinical studies. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on any early-stage development programs that we may pursue may adversely affect our ability to continue development and commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, and we may never commence clinical studies of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical studies of our other potential product candidates, such product candidates may never be approved by the FDA.

Recent federal legislation will increase pressure to reduce prices of pharmaceutical products paid for by Medicare, which could materially adversely affect our revenue, if any, and our results of operations.

        In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the scope of coverage and the price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. This legislation may pose an even greater risk to the bempedoic acid / ezetimibe combination tablet and bempedoic acid than some other pharmaceutical products because a significant portion of the target patient population for the bempedoic acid / ezetimibe combination tablet and bempedoic acid would likely be over 65 years of age and, therefore, many such patients will be covered by Medicare.

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, or ACA, became law in the United States. The goal of the PPACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers.

        The ACA, among other things, increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

        In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken. Further, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One such Executive Order directed federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.

Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

        Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2027. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, including eliminating a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the "individual mandate," effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

        Further, the Trump administration's budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The Trump administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. In response to the Blueprint, on November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; changes the definition of "negotiated prices" in the regulations, and adds a definition of "price concession". It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business and our ability to receive adequate reimbursement for our future products.

        We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

  •
  the demand for any products for which we may obtain regulatory approval;

  •
  our ability to set a price that we believe is fair for our products;

  •
  our ability to obtain coverage and reimbursement approval for a product;

  •
  our ability to generate revenues and achieve or maintain profitability; and

  •
  the level of taxes that we are required to pay.

        We expect that changes and challenges to the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any future approved product.

        Finally, the availability of generic LDL-C lowering treatments may also substantially reduce the likelihood of reimbursement for branded counterparts or other competitive LDL-C lowering therapies, such as the bempedoic acid / ezetimibe combination tablet or bempedoic acid if it is approved for commercial distribution. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Federal legislation and actions by state governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

        We may face competition for the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved, from cheaper LDL-C lowering therapies sourced from foreign countries that have placed price controls on pharmaceutical products. The MMA contains provisions that may change U.S. importation laws and expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has so far declined to approve a reimportation plan. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop, including the bempedoic acid / ezetimibe combination tablet and bempedoic acid, and adversely affect our future revenues and prospects for profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

        The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as the bempedoic acid / ezetimibe combination tablet or bempedoic acid if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product's approved labeling. If we receive marketing approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid as a therapy for lowering LDL-C levels in statin intolerant patients with elevated LDL-C, the first indication we intend to pursue, physicians may nevertheless prescribe the bempedoic acid / ezetimibe combination tablet and bempedoic acid to their patients in a manner that is inconsistent with the approved label, potentially including as a therapy in addition to statins. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if approved, will be materially adversely affected.

        The LDL-C lowering therapies market is highly competitive and dynamic and dominated by the sale of inexpensive generic versions of statins. In 2017, generic statins, ezetimibe, and fixed combination drugs accounted for about 93% of U.S. prescriptions within the cholesterol / LDL-C lowering market. Our success will depend, in part, on our ability to obtain a share of the market, initially, for patients with hypercholesterolemia and ASCVD and/or HeFH, including high cardiovascular risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy, or only able to tolerate less than the lowest approved daily starting dose of their statin and are therefore considered to be statin intolerant. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop LDL-C lowering therapies for patients that compete with the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved, that do not infringe the claims of our patents, pending patent applications or other proprietary rights, which could materially adversely affect our business and results of operations. The FDA has also indicated to us that approval of other therapies could have an impact on their review of our NDAs for the bempedoic acid / ezetimibe combination tablet and bempedoic acid for our LDL-C lowering programs in these patients.

        Lipid lowering therapies currently on the market that would compete with the bempedoic acid / ezetimibe combination tablet and bempedoic acid include the following:

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

  •
  MTP inhibitors, such as JUXTAPID® (lomitapide), marketed by Novelion Therapeutics, Inc.;

  •
  Apo B Anti-Sense therapy, such as KYNAMRO® (mipomersen), marketed by Kastle Therapeutics LLC;

  •
  Inexpensive generic versions of combination tablet therapies, such as ezetimibe and simvastatin;

  •
  Triglyceride lowering therapy such as Vascepa® (icosapent ethyl), marketed by Amarin Corporation; and

  •
  Other lipid-lowering monotherapies (including cheaper generic versions), such as Tricor® (fenofibrate) and Niaspan® (niacin extended release), both of which are marketed by AbbVie, Inc.

        Several other pharmaceutical companies have other LDL-C lowering therapies in development that may be approved for marketing in the U.S. or outside of the U.S. Based on publicly available information, we believe the current therapies in development that would compete with the bempedoic acid / ezetimibe combination tablet and bempedoic acid include PCSK9 inhibitors in development from Lilly and The Medicines Company/Alnylam.

        Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience discovering and developing drug candidates, obtaining FDA and other marketing approvals of products and commercializing those products.

Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if approved, and may render the bempedoic acid / ezetimibe combination tablet or bempedoic acid obsolete or non-competitive before we can recover the expenses of developing and commercializing it. If approved, the bempedoic acid / ezetimibe combination tablet and bempedoic acid may also compete with unapproved and off-label LDL-C lowering treatments, and following the expiration of additional patents covering the LDL-C lowering market, we may also face additional competition from the entry of new generic drugs. We anticipate that we will encounter intense and increasing competition as new drugs enter the market and advanced technologies become available.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

        The use of the bempedoic acid / ezetimibe combination tablet and bempedoic acid in clinical studies and the sale of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with the bempedoic acid / ezetimibe combination tablet or bempedoic acid. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

  •
  withdrawal of patients from our clinical studies;

  •
  substantial monetary awards to patients or other claimants;

  •
  decreased demand for the bempedoic acid / ezetimibe combination tablet or bempedoic acid or any future product candidates following marketing approval, if obtained;

  •
  damage to our reputation and exposure to adverse publicity;

  •
  increased FDA warnings on product labels;

  •
  litigation costs;

  •
  distraction of management's attention from our primary business;

  •
  loss of revenue; and

  •
  the inability to successfully commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid or any future product candidates, if approved.

        We maintain product liability insurance coverage for our clinical studies with a $10.0 million annual aggregate coverage limit, in addition to insurance coverage in specific local jurisdictions. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

We are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

        Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

  •
  The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item, or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

  •
  The federal criminal and civil false claims and civil monetary penalty laws, including the False Claims Act, which prohibit among other things, individuals or entities from knowingly presenting, or causing to be made or used, a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government.

  •
  The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.

  •
  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization.

  •
  The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

  •
  The federal transparency requirements under the PPACA require manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Our internal computer systems, or those of our third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our the bempedoic acid / ezetimibe combination tablet or bempedoic acid development programs.

        Despite the implementation of security measures, our internal computer systems and those of our third-party clinical research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for the bempedoic acid / ezetimibe combination tablet or bempedoic acid could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of the bempedoic acid / ezetimibe combination tablet or bempedoic acid could be delayed.

        We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants' efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

Risks Related to our Intellectual Property

If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect the bempedoic acid / ezetimibe combination tablet and bempedoic acid, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

        As of December 31, 2018, our patent estate, including patents we own, on a worldwide basis, included approximately 24 issued United States patents and 12 pending United States patent applications and 19 issued patents and 45 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.

        Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. U.S. Patent Nos. 9,000,041, 8,497,301, 9,624,152 and 10,118,881 claim methods of using bempedoic acid. There are currently six issued patents and one pending application in countries outside the United States that relate to bempedoic acid and its use. Furthermore, of the six granted patents, we have two granted European patents that have been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland.

        In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid / ezetimibe combination tablet and bempedoic acid in combination with one or more statins. We have one pending U.S. patent application and 18 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination. Additionally, we own one pending U.S. patent application and three pending applications outside the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one pending U.S. patent application and 18 pending applications outside the U.S., with claims directed to methods of treatment using a fixed dose combination of bempedoic acid and one or more statins.

        We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our drug candidates, by preventing the patentability of one or more aspects of our drug candidates to us or our licensors or co-owners, or by covering the same or similar technologies that may affect our ability to market our drug candidates. For example, we (or the licensor of a drug candidate to us) may not have conducted a patent clearance search to identify potentially obstructing third party patents. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications covering our drug candidates. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

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

        We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect the bempedoic acid / ezetimibe combination tablet or bempedoic acid or any other product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings, supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to revocation, opposition or comparable proceedings lodged in various national and regional patent offices, and national courts. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re- examination, post-grant review, inter partes review, supplemental examination, opposition, or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid.

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

        Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or are pursuing patent protection for our product candidates. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, but the total patent term including the restoration period must not exceed 14 years following FDA approval. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

        In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If, in any proceeding, a court invalidated or found unenforceable our patents covering the bempedoic acid / ezetimibe combination tablet or bempedoic acid, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered the bempedoic acid / ezetimibe combination tablet or bempedoic acid, our financial position and results of operations would also be materially and adversely impacted.

        The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

  •
  any of our patents, or any of our pending patent applications, if issued, will include claims having a scope and patent term sufficient to protect the bempedoic acid / ezetimibe combination tablet or bempedoic acid;

  •
  any of our pending patent applications will result in issued patents;

  •
  we will be able to successfully commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if approved, before our relevant patents expire;

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

        Moreover, because we acquired certain rights from Pfizer, we must rely on Pfizer's practices, and those of its predecessors, with regard to parties that may have had access to our trade secrets related thereto before our incorporation. Any party with whom we or they have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed, either intentionally or unintentionally, to or independently developed by a competitor or other third-party, our competitive position would be harmed.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved.

        Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

        The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that the bempedoic acid / ezetimibe combination tablet or bempedoic acid or the use of our technologies infringe patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. For example, we aware of U.S. patents relating to compositions containing ezetimibe. Although we believe that our bempedoic acid / ezetimibe combination tablet would not infringe a claim of such patents, the owner of such patents may disagree and initiate a patent infringement action against us. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney's fees if we are found to be willfully infringing another party's patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing the bempedoic acid / ezetimibe combination tablet or bempedoic acid.

        Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

  •
  cease developing, selling or otherwise commercializing the bempedoic acid / ezetimibe combination tablet or bempedoic acid;

  •
  pay substantial damages for past use of the asserted intellectual property;

  •
  obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

  •
  redesign, or rename in the case of trademark claims, the bempedoic acid / ezetimibe combination tablet or bempedoic acid to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

        Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

        The United States has enacted the America Invents Act of 2011, which is wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

        The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We could become dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing the bempedoic acid / ezetimibe combination tablet or bempedoic acid or other product candidates, if approved.

        In the future, we may enter into license(s) to third-party intellectual property that are necessary or useful to our business. Such license agreement(s) will likely impose various obligations upon us, and our licensor(s) may have the right to terminate the license thereunder in the event of a material breach or, in some cases, at will. Future licensor(s) may allege that we have breached our license agreement with them and accordingly seek to terminate our license or decide to terminate our license at will. If successful, this could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects.

We do not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

        Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing with us.

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

        Our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid, which would materially adversely affect our commercial development efforts.

Risks Related to our Dependence on Third Parties

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid could be delayed or terminated.

        In January 2019, we entered into a license and collaboration agreement with DSE, pursuant to which DSE will be responsible for the commercialization of, if approved, the bempedoic acid / ezetimibe combination tablet and bempedoic acid in the DSE Territory. We may also enter into similar arrangements with other partners or collaborators to the commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid, outside of the United States and Europe, or to further commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid in the broader cholesterol modifying market in the United States, if approved. If DSE or any of our future collaborative partners does not devote sufficient time and resources to the collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if DSE or any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of the bempedoic acid / ezetimibe combination tablet or bempedoic acid could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of the bempedoic acid / ezetimibe combination tablet or bempedoic acid on our own in such locations.

        Pursuant to the collaboration arrangement with DSE, we will receive significant commercial and regulatory milestone payments, as well as tiered fifteen percent (15%) to twenty-five percent (25%) royalties on certain net DSE Territory sales. Similar to this collaboration arrangement, much of the potential revenue from future collaborations may consist of contingent payments, such as payments for achieving regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators' ability to successfully introduce, market and sell new products. In addition, collaborators may decide to enter into arrangements with third parties to commercialize products developed under collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. DSE and our future collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:

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

        Competition may negatively impact a partner's focus on and commitment to the bempedoic acid / ezetimibe combination tablet or bempedoic acid and, as a result, could delay or otherwise negatively affect the commercialization of the bempedoic acid / ezetimibe combination tablet or bempedoic acid outside of the United States or in the broader cholesterol modifying market in the United States. If DSE and our future collaboration partners fail to develop or effectively commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid for any of these reasons, our sales of the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if approved, may be limited, which would have a material adverse effect on our operating results and financial condition.

We will be unable to directly control all aspects of our clinical studies due to our reliance on CROs and other third parties that assist us in conducting clinical studies.

        We relied on CROs in our prior clinical studies, including our global pivotal Phase 3 clinical studies and our pivotal Phase 3 1002FDC-053 clinical study, and will continue to rely on CROs to conduct our CLEAR Outcomes CVOT, as well as any future clinical studies we may undertake. As a result, we will have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through the clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

        Problems with the timeliness or quality of the work of any CRO may lead us to seek to terminate our relationship with any such CRO and use an alternative service provider. Making this change may be costly and may delay our clinical studies, and contractual restrictions may make such a change difficult or impossible to effect. If we must replace any CRO that is conducting our clinical studies, our clinical studies may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of the bempedoic acid / ezetimibe combination tablet or bempedoic acid or may cause us to incur significant expenses to replicate data that may be lost. Although we do not believe that any CRO on which we may rely will offer services that are not available elsewhere, it may be difficult to find a replacement organization that can conduct our clinical studies in an acceptable manner and at an acceptable cost. Any delay in or inability to complete our clinical studies could significantly compromise our ability to secure regulatory approval of the bempedoic acid / ezetimibe combination tablet or bempedoic acid and preclude our ability to commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid, thereby limiting or preventing our ability to generate revenue from its sales.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for the bempedoic acid / ezetimibe combination tablet and bempedoic acid, and we intend to rely on third parties to produce commercial supplies of the bempedoic acid / ezetimibe combination tablet and bempedoic acid and preclinical, clinical and commercial supplies of any future product candidate.

        We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, or any future product candidates, for use in the conduct of our preclinical studies and clinical studies, and we lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. In addition, we have no control over the production of ezetimibe for the bempedoic acid / ezetimibe combination tablet. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug for bempedoic acid, or any future product candidates, must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after submission of our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

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

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for the bempedoic acid / ezetimibe combination tablet and bempedoic acid.

        Our drug development programs and commercialization plans for the bempedoic acid / ezetimibe combination tablet and bempedoic acid will require substantial additional cash to fund expenses. We may develop and initially commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid in the United States without a partner. However, in order to pursue the broader cholesterol modifying market in the United States, we may also enter into a partnership or co-promotion arrangement with an established pharmaceutical company that has a larger sales force. In January 2019, we entered into a license and collaboration agreement with DSE, pursuant to which DSE will be responsible for the commercialization of, if approved, the bempedoic acid / ezetimibe combination tablet and bempedoic acid in the DSE Territory. We may enter into additional collaborative arrangements to develop and commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid outside of the United States and the DSE Territory. We will face significant competition in seeking appropriate collaborators and these collaboration agreements are complex and time-consuming to negotiate. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development or delay commercialization of the bempedoic acid / ezetimibe combination tablet or bempedoic acid in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities outside of the United States and the DSE Territory on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

Risks Related to General Business, Employee Matters and Managing Growth

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

        We expect that we will continue to increase our workforce and the scope of our operations, including as we build our commercial sales capabilities. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure; or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of the bempedoic acid / ezetimibe combination tablet or bempedoic acid. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than anticipated, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

        We will need to transition from a company with a development focus to a company capable of supporting commercial activities. We intend to build a sales force but may be unsuccessful in making such a transition. These are our company's first NDAs and we have not yet demonstrated an ability to obtain marketing approval for or commercialize a product candidate. Therefore, our clinical development and regulatory approval process may involve more inherent risk, take longer, and cost more than it would if we were a company with a more significant operating history and had experience obtaining marketing approval for and commercializing a product candidate.

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

        As a public company, we need to establish and maintain effective disclosure and financial controls and our corporate governance practices that we have adopted. We may need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts.

Risks Related to our Financial Position and Capital Requirements

We have not generated any revenue from product sales and may never be profitable.

        Our ability to become profitable depends upon our ability to generate product revenue. To date, we have not generated any revenue from sales of the bempedoic acid / ezetimibe combination tablet or bempedoic acid, and we do not know when, or if, we will generate any such revenue. We do not expect to generate significant revenue, other than the revenue derived from the upfront payment in connection with the collaboration arrangement with DSE, unless and until we obtain marketing approval of, and begin to sell, the bempedoic acid / ezetimibe combination tablet and bempedoic acid. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

  •
  successfully complete our CLEAR Outcomes CVOT;

  •
  commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved, by developing a sales force or entering into collaborations with third parties;

  •
  realize the intended benefits of the collaboration and license arrangement with DSE; and

  •
  achieve market acceptance of the bempedoic acid / ezetimibe combination tablet and bempedoic acid in the medical community and with third-party payors.

        In addition, we expect to incur significant sales and marketing costs as we prepare to commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid. Even if the bempedoic acid / ezetimibe combination tablet and bempedoic acid are approved for commercial sale, and despite expending these costs, the bempedoic acid / ezetimibe combination tablet or bempedoic acid may not be commercially successful drugs. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

        We may seek additional cash resources through a combination of collaborations with third parties, strategic alliances, licensing arrangements, debt financings, royalty-based financings, private and public equity offerings or through other sources. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations. Debt or royalty-based financings may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, such as the collaboration arrangement with DSE, we may have to relinquish valuable rights to the bempedoic acid / ezetimibe combination tablet or bempedoic acid, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Our ability to use our net operating loss carryforwards may be subject to limitation.

        At December 31, 2018, we had United States federal net operating loss carryforwards of approximately $539.2 million and state net operating loss carryforwards of approximately $526.6 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced "ownership changes" under section 382 of the Code and comparable state tax laws. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to limitations. The effect of the enactment of the TCJA was to reduce our corporate statutory income tax rate from 34% to 21%. This may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to the Company.

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

        At December 31, 2018, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 11.4% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We may be at an increased risk of securities class action litigation.

        Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years.

        For example, a purported securities class action lawsuit was filed in January 2016 naming us and certain of our officers as defendants. In December 2016, the federal district court granted our motion to dismiss with prejudice and entered judgment in our favor. In May 2017, the court denied plaintiffs' motion to alter or amend that judgment. On June 19, 2017, plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. On September 27, 2018, the Sixth Circuit issued an opinion in which it reversed the district court's dismissal and remanded for further proceedings. On October 11, 2018, we filed a petition for rehearing en banc and, on October 23, 2018, the Sixth Circuit of Appeals directed plantiffs to respond to that petition. On December 3, 2018, the Sixth Circuit Court of Appeals denied our petition for en banc rehearing, and on December 11, 2018, the case was returned to the federal district court by mandate from the Sixth Circuit. On December 26, 2018, we filed our answer to the amended complaint.

        Additionally, in December 2016, a purported derivative action was filed in Delaware against certain of our directors and officers. In February 2019, our company and defendants filed a motion to dismiss the derivative lawsuit. In May 2018, a purported securities class action lawsuit was filed naming us and certain of our officers as defendants. In November 2018, we filed a motion to dismiss and such motion was fully briefed in December 2018. In February 2019, the court granted our motion to dismiss with prejudice and entered judgment in our favor.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 19,400 square feet of office space. We believe our current facilities will be sufficient to meet our needs until expiration.

Item 3.    Legal Proceedings

        On January 12, 2016, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff's motion to alter or amend the judgment. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. On September 27, 2018, the Sixth Circuit issued an opinion in which it reversed the district court's dismissal and remanded for further proceedings. On October 11, 2018, we filed a petition for rehearing en banc and, on October 23, 2018, the Sixth Circuit of Appeals directed plantiffs to respond to that petition. On December 3, 2018, the Sixth Circuit denied our petition for en banc rehearing, and on December 11, 2018, the case was returned to the federal district court by mandate from the Sixth Circuit. On December 26, 2018, we filed our answer to the amended complaint. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

        On December 15, 2016, a purported stockholder of our company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. Our company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the company when they made or approved improper statements on August 17, 2015, regarding our lead product candidate's path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at our company. On February 8, 2019, we and the defendants filed a motion to dismiss the derivative lawsuit. The lawsuit seeks, among other things, any damages sustained by us as a result of the defendants' alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures, restitution from the defendants, and attorneys' fees and costs. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

        On May 7, 2018, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, captioned Kevin Bailey v. Esperion Therapeutics,  Inc., et al. (No. 18-cv-11438). An amended complaint was filed on October 22, 2018, against us and certain directors and officers. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly making false and misleading statements and omissions about the safety and tolerability of bempedoic acid, and specifically facts and circumstances surrounding the Phase 3 trial results for bempedoic acid that we announced on May 2, 2018. On November 13, 2018, we filed a motion to dismiss the amended complaint, and that motion was fully briefed on December 18, 2018. On February 19, 2019, the court granted our motion to dismiss with prejudice and entered judgment in our favor. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between February 22, 2017, and May 22, 2018, as well as attorneys' fees and costs. We are unable to predict the ultimate outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the NASDAQ Global Select Market under the symbol "ESPR".

Stockholders

        As of February 1, 2019, there were 8 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

        The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2018, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on January 1, 2018, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of 1 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index

*
$100 invested on January 1, 2018, in stock or index. Fiscal Year ending December 31.

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

	Three Months Ended December 31,					Years Ended December 31,
	2018	2017	2016	2015	2014	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$49,473	$33,439	$24,881	$7,956	$6,200	$171,488	$147,603	$57,868	$29,802	$25,302
General and administrative	11,176	5,257	4,404	5,278	3,180	33,097	21,379	18,282	20,238	10,922

Total operating expenses	60,649	38,696	29,285	13,234	9,380	204,585	168,982	76,150	50,040	36,224

Loss from operations	(60,649)	(38,696)	(29,285)	(13,234)	(9,380)	(204,585)	(168,982)	(76,150)	(50,040)	(36,224)
Total other income (expense)	610	805	329	112	(77)	2,775	1,994	1,172	256	(151)

Net loss	$(60,039)	$(37,891)	$(28,956)	$(13,122)	$(9,457)	$(201,810)	$(166,988)	$(74,978)	$(49,784)	$(36,375)

Net loss per common share (basic and diluted)	$(2.24)	$(1.44)	$(1.29)	$(0.58)	$(0.49)	$(7.54)	$(6.98)	$(3.33)	$(2.26)	$(2.22)

Weighted average shares outstanding (basic and diluted)	26,818,331	26,222,397	22,554,418	22,515,136	19,276,639	26,754,308	23,933,273	22,544,475	22,019,818	16,374,102

        The table below presents a summary of our balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014:

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$36,973	$34,468	$38,165	$77,336	$85,038
Working capital	78,299	170,780	197,988	208,769	101,208
Investments	99,293	239,151	204,324	215,240	56,544
Total assets	143,451	277,835	245,213	295,572	143,276
Total long-term debt	—	—	1,022	2,688	4,231
Common stock	27	26	23	23	20
Accumulated deficit	(598,101)	(396,291)	(229,200)	(154,222)	(104,438)
Total stockholders' equity	79,118	244,691	228,602	287,259	133,554

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Corporate Overview

        We are the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, cost-effective, convenient, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. Bempedoic acid and our lead product candidate, the bempedoic acid / ezetimibe combination tablet, are targeted therapies that have been shown to significantly lower elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

        The completed clinical development program for an LDL-C lowering indication for the bempedoic acid / ezetimibe combination tablet consisted of a single pivotal Phase 3 study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease, or ASCVD, and/or heterozygous familial hypercholesterolemia, or HeFH, including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017, fully enrolled 382 patients in March 2018, and we reported top-line results in August 2018.

        The completed global pivotal Phase 3 clinical development program for an LDL-C lowering indication for bempedoic acid consisted of four clinical studies in 3,621 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose of a statin, and can be considered statin intolerant. In March 2018, we reported top-line results from the first of the Phase 3 studies, Study 4 (1002-048). In May 2018, we reported top-line results from the 52-week long-term safety study, Study 1 (1002-040), and from Study 3 (1002-046). In October 2018, we reported top-line results from Study 2 (1002-047).

        On February 20, 2019, we submitted the new drug application, or NDA, for bempedoic acid and on February 26, 2019, we submitted the NDA for the bempedoic acid / ezetimibe combination tablet to the Food and Drug Administration, or FDA, for LDL-C lowering indications. In addition, the European Medicines Agency, or EMA, completed formal validation of the Marketing Authorization Applications, or MAAs, for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for LDL-C lowering indications. The MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet were submitted to the EMA on February 11, 2019.

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

        We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing the bempedoic acid / ezetimibe tablet and bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness. On January 2, 2019, we entered into a license and collaboration agreement with DSE. Pursuant to the agreement, we have granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area and Switzerland, or the DSE Territory. Pursuant to the agreement, the consideration consists of an upfront cash payment of $150 million as well as $150 million cash payment to us upon the first commercial sales in the Territory. We are also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorization in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, we are also eligible to receive sales milestone payments. Finally, we will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales. We have incurred losses in each year since our inception.

        We have not commenced principal operations and do not have any products approved for sale. As of December 31, 2018, we have not generated any revenue. We have never been profitable and our net losses were $201.8 million, $167.0 million and $75.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses, and to incur significant additional sales, marketing and outsourced manufacturing expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

  •
  completing the clinical development activities for the CLEAR Outcomes CVOT;

  •
  seeking regulatory approval for the bempedoic acid / ezetimibe combination tablet and bempedoic acid;

  •
  commercializing the bempedoic acid / ezetimibe combination tablet and bempedoic acid; and

  •
  operating as a public company.

        Accordingly, we may need additional financing to support our continuing operations and further the development of our product candidates. We may seek to fund our operations and further development activities through collaborations with third parties, strategic alliances, licensing arrangements, debt financings, public or private equity offerings or through other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy or continue operations. We will need to generate significant revenues to achieve profitability, and we may never do so.

Product Overview

        Through the complementary mechanisms of action of inhibition of cholesterol synthesis (bempedoic acid) and inhibition of cholesterol absorption (ezetimibe), the bempedoic acid / ezetimibe combination tablet is our lead, non-statin, orally available, once-daily, LDL-C lowering therapy. Inhibition of ATP citrate lyase, or ACL, by bempedoic acid reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Inhibition of Niemann-Pick C1-Like 1 by ezetimibe results in reduced absorption of cholesterol from the gastrointestinal tract, thereby reducing delivery of cholesterol to the liver, which in turn upregulates the LDL receptors. Phase 3 data demonstrated that this safe and well-tolerated combination results in a 35 percent lowering of LDL-C when used with maximally tolerated statins, a 43 percent lowering of LDL-C when used as a monotherapy, and a 34 percent reduction in high sensitivity C-reactive protein, or hsCRP. The bempedoic acid / ezetimibe combination tablet is being developed for patients at high CVD risk with hypercholesterolemia.

        With a targeted mechanism of action, bempedoic acid is a first-in-class, complementary, orally available, once-daily ACL inhibitor that, reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Similar to statins, bempedoic acid also reduces hsCRP, a key marker of inflammation associated with cardiovascular disease. Completed Phase 2 and Phase 3 studies conducted in almost 4,800 patients, and approximately 3,100 patients treated with bempedoic acid, have demonstrated an additional 20 percent LDL-C lowering when used with maximally tolerated statins, up to 30 percent LDL-C lowering as monotherapy, 35 percent LDL-C lowering in combination with ezetimibe when used with maximally tolerated statins and up to 48 percent LDL-C lowering in combination with ezetimibe as monotherapy. Bempedoic acid is being developed for patients at high CVD risk with hypercholesterolemia. We acquired the rights to bempedoic acid from Pfizer in 2008 are not obligated to make any royalty or milestone payments to Pfizer.

        During the year ended December 31, 2018, we incurred $121.7 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT, our 1002FDC-053 study, our open-label extension study, our 1002-FDC-058 study and our Phase 2 (1002-39) clinical study of bempedoic acid when added-on to an injectable proprotein convertase subtilisin/kexin type 9 inhibitor, or PCSK9i, therapy in patients with hypercholesterolemia.

        During the year ended December 31, 2017, we incurred $111.8 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our 1002FDC-053 study, our CLEAR Outcomes CVOT, our Phase 2 (1002-038) clinical study of the bempedoic acid / ezetimibe combination plus statin oral therapy, our Phase 2 (1002-39) clinical study of bempedoic acid when added-on to a PCSK9i, and other clinical pharmacology studies.

        During the year ended December 31, 2016, we incurred $36.2 million in expenses related to the four studies in our global pivotal Phase 3 LDL-C lowering program, our CLEAR Outcomes CVOT, our Phase 2 (1002-035) PK/PD clinical study of bempedoic acid in patients treated with atorvastatin 80 mg and our Phase 1 (1002-037) clinical pharmacology study to assess the safety and tolerability of bempedoic acid, as well as the effects of bempedoic acid on the PK of single doses of four high-dose statins, and other clinical pharmacology studies.

Financial Operations Overview

Revenue

        As of December 31, 2018, we have not generated any revenue. In the future, we may never generate revenue from the sale of the bempedoic acid / ezetimibe combination tablet or bempedoic acid or other product candidates. Pursuant to the license and collaboration agreement with DSE, the consideration consists of an upfront cash payment to us of $150 million in 2019 and we are eligible for substantial additional sales and regulatory milestone payments and royalties. If we fail to complete the development of the bempedoic acid / ezetimibe combination tablet or bempedoic acid or any other product candidates and secure approval from regulatory authorities, our ability to generate future revenue and our results of operations and financial position will be adversely affected.

Research and Development Expenses

        Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical, preclinical and clinical studies. Our research and development expenses consist primarily of costs incurred in connection with the development of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, which include:

  •
  expenses incurred under agreements with consultants, contract research organizations, or CROs, and investigative sites that conduct our preclinical and clinical studies;

  •
  the cost of acquiring, developing and manufacturing clinical study materials, including the procurement of ezetimibe in our continued development of our bempedoic acid / ezetimibe combination tablet;

  •
  employee-related expenses, including salaries, benefits, stock-based compensation and travel expenses;

  •
  allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

  •
  costs related to compliance with regulatory requirements.

        We expense research and development costs as incurred. To date, substantially all of our research and development work has been related to the bempedoic acid / ezetimibe combination tablet and bempedoic acid. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies. We do not allocate acquiring and manufacturing clinical study materials, salaries, stock-based compensation, employee benefits or other indirect costs related to our research and development function to specific programs.

        Our research and development expenses are expected to continue in the foreseeable future as they relate to our ongoing CLEAR Outcomes CVOT, our NDA and MAA submissions and any other development programs or additional indications we choose to pursue. Research and development expenses associated with our global pivotal Phase 3 LDL-C lowering program are expected to significantly decrease as we completed the program in the fourth quarter of 2018. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of the bempedoic acid / ezetimibe combination tablet and bempedoic acid. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of the bempedoic acid / ezetimibe combination tablet or bempedoic acid, if ever. We may never succeed in obtaining regulatory approval for the bempedoic acid / ezetimibe combination tablet or bempedoic acid. The duration, costs and timing associated with the development and commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of the bempedoic acid / ezetimibe combination tablet or bempedoic acid, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of the bempedoic acid / ezetimibe combination tablet and bempedoic acid.

General and Administrative Expenses

        General and administrative expenses primarily consist of salaries and related costs for personnel, including stock-based compensation, associated with our executive, accounting and finance, commercial, operational and other administrative functions. Other general and administrative expenses include facility-related costs, communication expenses and professional fees for legal, patent prosecution, protection and review, consulting and accounting services.

        We anticipate that our general and administrative expenses will increase in the future in connection with the continued research and development and commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, increases in our headcount, expansion of our information technology infrastructure, and increased expenses associated with being a public company and complying with exchange listing and Securities and Exchange Commission, or SEC, requirements. These increases will likely include higher legal, compliance, accounting and investor and public relations expenses.

Other Income

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

Recent Accounting Pronouncements

        In January 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-01 which includes provisions to accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The updated guidance requires equity investments with determinable fair values to be measured at fair value with changes in fair value recognized in income. Equity investments without determinable fair values are to be measured at cost, less any impairment determined to be other than temporary. We adopted ASU 2016-01 effective January 1, 2018. The adoption of the ASU did not have a material impact on our balance sheets, statements of operations or statements of cash flows.

        In February 2016, the FASB issued ASU 2016-02, which was amended by subsequent updates (collectively the lease standard or ASC 842), and is intended to improve financial reporting about leasing transactions. The updated guidance will require a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years. ASC 842 requires companies to use a modified retrospective approach to each lease that existed at the date of the initial application. Further, companies must elect whether the initial date of application is the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption, in which case companies would not restate comparative periods. We will adopt this guidance on January 1, 2019 and have chosen not to restate comparative periods and will recognize any cumulative adjustment to retained earnings on the date of adoption. We are finalizing the evaluation of the impact of ASC 842, and expect to recognize approximately $1.0 million to $1.3 million of lease assets and lease liabilities on the Company's balance sheets as of January 1, 2019, primarily related to the lease agreement for our principal executive office. The final impact of ASC 842 will depend on our lease commitments on the adoption date and subsequent reporting date. We do not believe the adoption of this standard will have a material impact on our statements of operations or statements of cash flows.

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

        In August 2018, the FASB issued ASU 2018-15 which includes provisions to clarify customer's accounting for implementation costs incurred in a cloud computing arrangement. Under the updated guidance, a customer in a cloud computing arrangement that is a service contract should follow the internal-use software guidance to determine how to account for costs incurred in implementation. The updated guidance also requires certain classification on the balance sheets, statements of operations and statements of cash flows as well as additional quantitative and qualitative disclosures. The standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted and entities can choose to adopt the new guidance prospectively or retrospectively. We do not believe the adoption of this standard will have a material impact on our balance sheets, statements of operations or statements of cash flows.

Results of Operations

  Comparison of the Years Ended December 31, 2018 and 2017

        The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Operating Expenses:
Research and development	$171,488	$147,603	$23,885
General and administrative	33,097	21,379	11,718

Loss from operations	(204,585)	(168,982)	(35,603)
Other income, net	2,775	1,994	781

Net loss	$(201,810)	$(166,988)	$(34,822)

  Research and development expenses

        Research and development expenses for the year ended December 31, 2018, were $171.5 million compared to $147.6 million for the year ended December 31, 2017, an increase of $23.9 million. The increase in research and development expenses was primarily related to clinical development costs for the bempedoic acid / ezetimibe combination tablet and bempedoic acid, including continued costs to support the completion of four global pivotal Phase 3 studies for bempedoic acid and the pivotal Phase 3 study for the bempedoic acid / ezetimibe combination tablet, the ongoing CLEAR Outcomes CVOT, and increases in our headcount and stock-based compensation expense.

  General and administrative expenses

        General and administrative expenses for the year ended December 31, 2018, were $33.1 million compared to $21.4 million for the year ended December 31, 2017, an increase of $11.7 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, including costs to support pre-commercialization activities, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

  Other income, net

        Other income, net for the year ended December 31, 2018, was $2.8 million compared to $2.0 million for the year ended December 31, 2017. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities and a reduction in expense for the amortization of premiums and discounts on our investments.

Results of Operations

  Comparison of the Years Ended December 31, 2017 and 2016

        The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Operating Expenses:
Research and development	$147,603	$57,868	$89,735
General and administrative	21,379	18,282	3,097

Loss from operations	(168,982)	(76,150)	(92,832)
Other income, net	1,994	1,172	822

Net loss	$(166,988)	$(74,978)	$(92,010)

  Research and development expenses

        Research and development expenses for the year ended December 31, 2017, were $147.6 million compared to $57.9 million for the year ended December 31, 2016, an increase of $89.7 million. The increase in research and development expenses was primarily related to the further clinical development of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, including costs to support the global pivotal Phase 3 studies, the CLEAR Outcomes CVOT, and increases in our headcount and stock-based compensation expense.

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

  Other income, net

        Other income, net for the year ended December 31, 2017, was $2.0 million compared to $1.2 million for the year ended December 31, 2016. This increase was primarily related to a reduction in expense for the amortization of premiums and discounts on our investments and a reduction in our interest expense related to our credit facility with Oxford Finance LLC.

Liquidity and Capital Resources

        We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and the incurrence of indebtedness. In June 2014, we entered into a loan and security agreement (the credit facility) with Oxford Finance LLC whereby we received net proceeds of $4.9 million from the issuance of secured promissory notes under a term loan as part of the facility, which was fully repaid in July 2018. In August 2017, we completed an underwritten public offering of 3,100,000 shares of common stock. We also granted the underwriters a 30-day option to purchase up to 465,000 additional shares of our common stock, which was exercised in full in September 2017. All of the shares were offered by us at a price to the public of $49.00 per share for net proceeds of $164.0 million. Pursuant to the license and collaboration agreement with DSE, the consideration consists of an upfront cash payment of

$150 million in 2019 from DSE and we are eligible for substantial additional sales and regulatory milestone payments and royalties. As of December 31, 2018, we have not generated any revenue and we anticipate that we will continue to incur losses for the foreseeable future.

        As of December 31, 2018, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $37.0 million and $99.3 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

        The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2018	2017
		(in thousands)
Cash used in operating activities	$(148,638)	$(131,302)
Cash provided by (used in) investing activities	140,449	(35,853)
Cash provided by financing activities	10,694	163,458

Net increase (decrease) in cash and cash equivalents	$2,505	$(3,697)

  Operating Activities

        We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of the bempedoic acid / ezetimibe combination tablet and bempedoic acid and our operations.

        Net cash used in operating activities totaled $148.6 million and $131.3 million for the years ended December 31, 2018 and 2017, respectively. The primary use of our cash was to fund the development of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

  Investing Activities

        Net cash provided by investing activities of $140.4 million for the year ended December 31, 2018, consisted primarily of proceeds from the sale and maturities of highly liquid, interest bearing investment grade and government securities. Net cash used in investing activities of $35.9 million for the year ended December 31, 2017, consisted primarily of purchases of highly liquid, interest bearing investment grade and government securities.

  Financing Activities

        Net cash provided by financing activities of $10.7 million for the year ended December 31, 2018, related primarily to the proceeds from exercise of our common stock options. Net cash provided by financing activities of $163.5 million for the year ended December 31, 2017, related primarily to the proceeds from our underwritten public offering of common stock.

  Plan of Operations and Funding Requirements

        We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT, NDA and MAA submissions and commercial launch activities. Pursuant to the license and collaboration agreement with DSE, the consideration consists of an upfront cash payment of $150 million in 2019 from DSE and we are eligible for substantial additional sales and regulatory milestone payments and royalties, including an additional $150 million upon first commercial sale in the DSE Territory. We estimate that current cash resources, and proceeds to be received in the future under the DSE collaboration agreement, are sufficient to fund operations through the expected approvals of the bempedoic acid / ezetimibe combination tablet and bempedoic acid and the commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if approved, by LDL-C lowering as a surrogate endpoint. We may, however, need to secure additional cash resources to continue to fund the commercialization and further development of the bempedoic acid / ezetimibe combination tablet and bempedoic acid. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of the bempedoic acid / ezetimibe combination tablet and bempedoic acid. Our future funding requirements will depend on many factors, including, but not limited to:

  •
  our ability to successfully develop and commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid or other product candidates;

  •
  the costs, timing and outcomes of our CLEAR Outcomes CVOT and other ongoing clinical studies of the bempedoic acid / ezetimibe combination tablet and bempedoic acid;

  •
  the time and cost necessary to obtain regulatory approvals for the bempedoic acid / ezetimibe combination tablet and bempedoic acid, if at all;

  •
  our ability to establish a sales, marketing and distribution infrastructure to commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid or our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;

  •
  our ability to realize the intended benefits of our existing and future collaboration and partnerships;

  •
  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

  •
  the implementation of operational and financial information technology.

        Until such time, if ever, as we can generate substantial product revenues, we may finance our future cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, debt financings and equity offerings or other sources. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements or royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our future product development or future commercialization efforts or grant rights to develop and market the bempedoic acid / ezetimibe combination tablet or bempedoic acid that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

        On July 6, 2018, we signed the first amendment of the lease for our principal executive office in Ann Arbor, Michigan. The amended lease is to increase the current 7,941 rentable square feet of office space by 11,471 rentable square feet. The lease has a term of 60 months and provides for fixed monthly rent of $19,412 until the end of the 12th month, with scheduled increases on an annual basis and/or as provided in the lease agreement, and also provides for certain rent adjustments to be paid as determined by the landlord. In addition, on May 14, 2018, we provided notice of early lease termination for our second Ann Arbor lease of 5,500 square feet to end our tenancy effective November 15, 2018.

        The following table summarizes our future minimum contractual obligations as of December 31, 2018:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating leases	$1,169	$234	$719	$216	$—
Total	$1,169	$234	$719	$216	$—

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We had cash and cash equivalents and available-for-sale investments of approximately $37.0 million and $99.3 million, respectively, at December 31, 2018. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

        Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2018.

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

        As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018, based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Esperion Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Esperion Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Esperion Therapeutics, Inc. as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 16.    Form 10-K Summary.

        None.

 Exhibit List

Exhibit No.		Exhibit Index
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)

3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 7, 2013)

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)

4.2		Form of Warrant to Purchase Preferred Stock dated September 4, 2012 (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

4.3		Investor Rights Agreement by and between the Registrant and certain of its stockholders dated April 28, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

4.4		Amendment No. 1 to Investor Rights Agreement by and between the Registrant and certain of its stockholders dated April 11, 2013 (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

4.5		Warrant dated June 30, 2014 issued to Oxford Finance LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on July 2, 2014)

10.1	*	License Agreement between Pfizer Inc. and the Registrant dated April 28, 2008 and amended on November 17, 2010 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.2		Termination Agreement, dated December 2, 2015, by and between the Registrant and Michigan Land Bank Fast Track Authority (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on December 3, 2015)

10.3		Valley Ranch Business Park Lease by and between the Registrant and McMullen SPE, LLC, dated February 4, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on February 7, 2014)

10.4		Form of Officer Indemnification Agreement entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.5		Form of Director Indemnification Agreement entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

Exhibit No.		Exhibit Index
10.6	#	2008 Incentive Stock Option and Restricted Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.7	#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, File No. 001-35986, filed on November 3, 2016).

10.8	#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 7, 2013)

10.9		Loan and Security Agreement, dated June 30, 2014, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001- 35986, filed on July 2, 2014).

10.10	#	Employment Agreement, dated May 14, 2015, between the Registrant and Tim M. Mayleben (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001- 35986, filed on May 20, 2015).

10.11	#	Employment Agreement, dated May 14, 2015, between the Registrant and Narendra D. Lalwani (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 001- 35986, filed on August 6, 2015).

10.12	#**	Employment Agreement by and between the Registrant and Richard B. Bartram dated May 14, 2015

10.13	#**	Employment Agreement by and between the Registrant and Mark Glickman dated March 14, 2018

10.14	#	2017 Inducement Equity Plan and form of award agreement thereunder (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333-218084, filed on May 18, 2017).

10.15		First Amendment to Valley Ranch Business Park Lease, dated July 6, 2018, between the Registrant and Blackbird Ann Arbor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 2, 2018).

10.16	†**	License and Collaboration Agreement by and between Daiichi Sankyo Europe GmbH and the Company, dated as of January 2, 2019.

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

23.1	**	Consent of Ernst & Young LLP

31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Exhibit Index
32.1	***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Link Document.

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

(†)
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPERION THERAPEUTICS, INC.
Date: February 28, 2019
By:	/s/ TIM M. MAYLEBEN Tim M. Mayleben President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ TIM M. MAYLEBEN Tim M. Mayleben	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
/s/ RICHARD B. BARTRAM Richard B. Bartram	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019
/s/ JEFFREY BERKOWITZ, J.D. Jeffrey Berkowitz, J.D.	Director	February 28, 2019
/s/ SCOTT BRAUNSTEIN, M.D. Scott Braunstein, M.D.	Director	February 28, 2019
/s/ DOV A. GOLDSTEIN, M.D. Dov A. Goldstein, M.D.	Director	February 28, 2019
/s/ ANTONIO M. GOTTO, M.D., D. PHIL Antonio M. Gotto, M.D., D. Phil	Director	February 28, 2019

Signature	Title	Date

/s/ DANIEL JANNEY Daniel Janney	Director	February 28, 2019
/s/ MARK E. MCGOVERN, M.D. Mark E. McGovern, M.D.	Director	February 28, 2019
/s/ ROGER S. NEWTON, PH.D., FAHA, FACN Roger S. Newton, Ph.D., FAHA, FACN	Director	February 28, 2019
/s/ JAY SHEPARD Jay Shepard	Director	February 28, 2019
/s/ NICOLE VITULLO Nicole Vitullo	Director	February 28, 2019

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on the Financial Statements

        We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
Detroit, Michigan
February 28, 2019

Esperion Therapeutics, Inc.

Balance Sheets

(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$36,973	$34,468
Short-term investments	99,050	165,731
Prepaid clinical development costs	5,275	2,072
Other prepaid and current assets	1,334	1,653

Total current assets	142,632	203,924
Property and equipment, net	520	435
Intangible assets	56	56
Long-term investments	243	73,420

Total assets	$143,451	$277,835

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$44,893	$20,375
Current portion of long-term debt	—	1,045
Accrued clinical development costs	16,039	10,506
Other accrued liabilities	3,401	1,218

Total current liabilities	64,333	33,144

Total liabilities	64,333	33,144

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 26,824,859 shares issued and outstanding at December 31, 2018 and 26,304,669 shares issued and outstanding at December 31, 2017	27	26
Additional paid-in capital	677,511	641,801
Accumulated other comprehensive loss	(319)	(845)
Accumulated deficit	(598,101)	(396,291)

Total stockholders' equity	79,118	244,691

Total liabilities and stockholders' equity	$143,451	$277,835

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$171,488	$147,603	$57,868
General and administrative	33,097	21,379	18,282

Total operating expenses	204,585	168,982	76,150

Loss from operations	(204,585)	(168,982)	(76,150)
Other income, net	2,775	1,994	1,172

Net loss	$(201,810)	$(166,988)	$(74,978)

Net loss per common share (basic and diluted)	$(7.54)	$(6.98)	$(3.33)

Weighted-average shares outstanding (basic and diluted)	26,754,308	23,933,273	22,544,475

Other comprehensive gain (loss):
Unrealized gain (loss) on investments	$526	$(673)	$310

Total comprehensive loss	$(201,284)	$(167,661)	$(74,668)

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2015	22,518,907	$23	$441,940	$(154,222)	$(482)	$287,259
Early exercise of stock options and vesting of restricted stock	—	—	9	—	—	9
Exercise of stock options	27,757	—	45	—	—	45
Vesting of restricted stock units	8,749	—	—	—	—	—
Stock-based compensation	—	—	15,957	—	—	15,957
Other comprehensive gain	—	—	—	—	310	310
Net loss	—	—	—	(74,978)	—	(74,978)

Balance December 31, 2016	22,555,413	23	457,951	(229,200)	(172)	228,602
Adoption of accounting standard 2016-09	—	—	103	(103)	—	—
Issuance of common stock from public offering, net of issuance costs ($226)	3,565,000	3	163,975	—	—	163,978
Exercise of stock options	115,483	—	1,167	—	—	1,167
Exercise of warrants	62,525	—	—			—
Vesting of restricted stock units	6,248	—	—	—	—	—
Stock-based compensation	—	—	18,605	—	—	18,605
Other comprehensive loss	—	—	—	—	(673)	(673)
Net loss	—	—	—	(166,988)	—	(166,988)

Balance December 31, 2017	26,304,669	26	641,801	(396,291)	(845)	244,691
Exercise of stock options	356,809	1	11,742	—	—	11,743
Exercise of warrants	159,944	—	—	—	—	—
Vesting of restricted stock units	3,437	—	—	—	—	—
Stock-based compensation	—	—	23,968	—	—	23,968
Other comprehensive gain	—	—	—	—	526	526
Net loss	—	—	—	(201,810)	—	(201,810)
Balance December 31, 2018	26,824,859	$27	$677,511	$(598,101)	$(319)	$79,118

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(201,810)	$(166,988)	$(74,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	265	258	252
Amortization (accretion) of premiums and discounts on investments	(217)	334	1,014
Stock-based compensation expense	23,968	18,605	15,957
Changes in assets and liabilities:
Prepaids and other assets	(2,884)	(1,731)	139
Accounts payable	24,446	15,758	3,888
Other accrued liabilities	7,594	2,462	5,998

Net cash used in operating activities	(148,638)	(131,302)	(47,730)
Investing activities
Purchases of investments	(25,481)	(219,577)	(197,230)
Proceeds from sales/maturities of investments	166,081	183,743	207,442
Purchase of property and equipment	(151)	(19)	(94)

Net cash provided by (used in) investing activities	140,449	(35,853)	10,118
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	164,000	—
Proceeds from exercise of common stock options	11,743	1,167	45
Payments on long-term debt	(1,049)	(1,709)	(1,604)

Net cash provided by (used in) financing activities	10,694	163,458	(1,559)

Net increase (decrease) in cash and cash equivalents	2,505	(3,697)	(39,171)
Cash and cash equivalents at beginning of period	34,468	38,165	77,336

Cash and cash equivalents at end of period	$36,973	$34,468	$38,165

Supplemental disclosure of cash flow information:
Purchase of property and equipment not yet paid	$199	$—	$—
Offering costs not yet paid	$—	$22	$—

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Notes to Financial Statements

1. The Company and Basis of Presentation

        The Company is the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, cost-effective, convenient, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol ("LDL-C"). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease ("CVD"); the leading cause of death around the world. Bempedoic acid and the Company's lead product candidate, the bempedoic acid / ezetimibe combination tablet, are targeted therapies that have been shown to significantly lower elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

        The completed clinical development program for an LDL-C lowering indication for the bempedoic acid / ezetimibe combination tablet consisted of a single pivotal Phase 3 clinical study (1002FDC-053) in patients with hypercholesterolemia and with atherosclerotic cardiovascular disease ("ASCVD") and/or heterozygous familial hypercholesterolemia ("HeFH"), including high CVD risk primary prevention patients, whose LDL-C is not adequately controlled despite receiving maximally tolerated lipid-modifying background therapy. 1002FDC-053 initiated in November 2017, fully enrolled 382 patients in March 2018, and the Company reported top-line results in August 2018.

        The completed global pivotal Phase 3 clinical development program for an LDL-C lowering indication for bempedoic acid consisted of four clinical studies in 3,621 high CVD risk patients with hypercholesterolemia and ASCVD and/or HeFH, or who are high CVD risk primary prevention, on optimized background lipid-modifying therapy and with elevated levels of LDL-C. These patients are on two distinct types of background lipid-modifying therapy: 1) patients on their maximally tolerated statin therapy, and 2) patients who are only able to tolerate less than the lowest approved daily starting dose of a statin, and can be considered stain intolerant. In March 2018, the Company reported top-line results from the first of the Phase 3 studies, Study 4 (1002-048). In May 2018, the Company reported top-line results from the 52-week long-term safety study, Study 1 (1002-040), and from Study 3 (1002-046). In October 2018, the Company reported top-line results from Study 2 (1002-047).

        On February 20, 2019, the Company submitted the new drug application ("NDA") for bempedoic acid and on February 26, 2019, the Company submitted the NDA for the bempedoic acid / ezetimibe combination tablet to the Food and Drug Administration ("FDA") for LDL-C lowering indications. In addition, the European Medicines Agency ("EMA") completed formal validation of the Marketing Authorization Applications ("MAAs") for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for LDL-C lowering indications. The MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet were submitted to the EMA on February 11, 2019.

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

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

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

        The Company has sustained operating losses since inception and expects such losses to continue over the foreseeable future. While management believes current cash resources and future cash received from the Company's collaboration agreement with Daiichi Sankyo Europe GmbH ("DSE"), entered into on January 2, 2019, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, debt financings, royalty-based financings, and private and public and equity offerings or through other sources. If adequate funds are not available, the Company may not be able to continue the development of its current or future product candidates, or to commercialize its current or future product candidates, if approved.

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

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Impairment of Long-Lived Assets

        The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2018.

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

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

        In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01 which includes provisions to accounting for equity investments, financial liabilities under the fair value option,

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

and presentation and disclosure requirements for financial instruments. The updated guidance requires equity investments with determinable fair values to be measured at fair value with changes in fair value recognized in income. Equity investments without determinable fair values are to be measured at cost, less any impairment determined to be other than temporary. The Company adopted ASU 2016-01 effective January 1, 2018. The adoption of the ASU did not have a material impact to the Company's balance sheets, statements of operations or statements of cash flows.

        In February 2016, the FASB issued ASU 2016-02, which was amended by subsequent updates (collectively the "lease standard" or "ASC 842"), and is intended to improve financial reporting about leasing transactions. The updated guidance will require a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years. ASC 842 requires companies to use a modified retrospective approach to each lease that existed at the date of the initial application. Further, companies must elect whether the initial date of application is the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption, in which case companies would not restate comparative periods. The Company will adopt this guidance on January 1, 2019, and has chosen not to restate comparative periods and will recognize any cumulative adjustment to retained earnings on the date of adoption. The Company is finalizing the evaluation of the impact of ASC 842, and expects to recognize approximately $1.0 million to $1.3 million of lease assets and lease liabilities on the Company's balance sheets as of January 1, 2019, primarily related to the lease agreement for the Company's principal executive office. The final impact of ASC 842 will depend on the Company's lease commitments on the adoption date and subsequent reporting date. The Company does not believe the adoption of this standard will have a material impact on the Company's statements of operations or statements of cash flows.

        In May 2017, the FASB issued ASU 2017-09 which includes provisions to clarify when to account for a change to terms or conditions of a share-based payment award as a modification. Under the updated guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of the ASU did not have a material impact to the Company's balance sheets, statements of operations or statements of cash flows.

        In August 2018, the FASB issued ASU 2018-15 which includes provisions to clarify customer's accounting for implementation costs incurred in a cloud computing arrangement. Under the updated guidance, a customer in a cloud computing arrangement that is a service contract should follow the internal-use software guidance to determine how to account for costs incurred in implementation. The updated guidance also requires certain classification on the balance sheets, statements of operations and statements of cash flows as well as additional quantitative and qualitative disclosures. The standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted and entities can choose to adopt the new guidance prospectively or retrospectively. The Company does not believe the adoption of this standard to have a material impact to the Company's balance sheets, statements of operations or statements of cash flows.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

3. Debt

Credit Facility

        In June 2014, the Company entered into a loan and security agreement (the "Credit Facility") with Oxford Finance LLC which provided for borrowings of $5.0 million under the term loan (the "Term A Loan"). On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan. The secured promissory notes issued under the Credit Facility were due on July 1, 2018, and were collateralized by substantially all of the Company's personal property, other than its intellectual property.

        The Company was obligated to make monthly, interest-only payments on the Term A Loan until July 1, 2015, and, thereafter, paid 36 consecutive, equal monthly installments of principal and interest from August 1, 2015, through July 1, 2018. The Term A Loan beared interest at an annual rate of 6.40%. In addition, a final payment equal to 8.0% of the Term A Loan was due upon the earlier of the maturity date or prepayment of the term loan. The Company recognized the final payment as interest expense using the effective interest method over the life of the Credit Facility. The Term A Loan was fully repaid in July 2018.

        In connection with the borrowing of the Term A Loan, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19 (see Note 4). The warrant resulted in a debt discount of $0.1 million which was amortized into interest expense using the effective interest method over the life of the Term A Loan. In addition, the Company incurred debt issuance costs of $0.1 million in connection with the borrowing of the Term A Loan. The debt issuance costs were capitalized and included in long-term debt on the condensed balance sheet at the inception of the Term A Loan, and were amortized to interest expense using the effective interest method over the same term. As of December 31, 2018, there was no remaining unamortized discount and debt issuance costs associated with the debt.

        During the years ended December 31, 2018, 2017 and 2016, the Company recognized less than $0.1 million, $0.2 million and $0.4 million of interest expense, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company made cash interest payments related to the Credit Facility of $0.4 million, which included the final payment equal to 8% of the Term A Loan, $0.1 million and $0.2 million, respectively.

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

        Upon the closing of the Company's IPO, all warrants exercisable for 1,940,000 shares of Series A preferred stock, at an exercise price of $1.00 per share (unadjusted for stock splits), were automatically converted into warrants exercisable for 277,690 shares of common stock, at an exercise price of $6.99 per share. During the year ended December 31, 2018, the remaining 177,123 warrants were net exercised for 159,944 shares of the Company's common stock. During the year ended December 31, 2017, 71,237 warrants were net exercised for 62,525 shares of the Company's common stock. During the

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

4. Warrants (Continued)

year ended December 31, 2015, 29,330 warrants were net exercised for 25,445 shares of the Company's common stock.

        As of December 31, 2018, the Company had warrants outstanding that were exercisable for a total of 8,230 shares of common stock at a weighted-average exercise price of $15.19 per share.

5. Commitments and Contingencies

        In February 2014, the Company entered into an operating lease agreement for its principal executive offices located in Ann Arbor, Michigan commencing in April 2014, with a term of 63 months. The Company's lease provides for fixed monthly rent for the term of the lease, with monthly rent increasing every 12 months subsequent to the first three months of the lease, and also provides for certain rent adjustments to be paid as determined by the landlord. On July 6, 2018, the Company entered into the first amendment of the lease for the Company's principal executive office in Ann Arbor, Michigan. The amended lease is to increase the current 7,941 rentable square feet of office space by 11,471 rentable square feet, together with the right to use common areas and facilities in common with the landlord and other tenants. The term of the lease commences with respect to all of the space in the leased premises on the later to occur of (i) the date upon which landlord delivers the premises to the Company under the terms of the lease with the delivery conditions set forth in the lease satisfied and (ii) November 1, 2018 (the "Lease Commencement Date"). The term of the lease shall end 60 months after the Lease Commencement Date. Under the terms of the lease, following the first month (during which the base rent is $0) and the second month (during which the base rent is $15,990), the base rent, subject to certain adjustments, for the leased premises will start at approximately $19,412 per month, plus certain operating expenses and taxes, and shall increase on an annual basis and/or as otherwise provided in the lease agreement.

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

        The total rent expense for the years ended December 31, 2018, 2017 and 2016, was approximately $0.3 million, $0.2 million, and $0.2 million, respectively. The following table summarizes the Company's future minimum lease payments as of December 31, 2018:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease	$1,169	$234	$719	$216	$—

Total	$1,169	$234	$719	$216	$—

Legal Proceedings

        On January 12, 2016, a purported stockholder of the company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company's lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys' fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, the Company filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted the Company's motion to dismiss with prejudice and entered judgment in the Company's favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff's motion to alter or amend the judgment. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. On September 27, 2018, the Sixth Circuit issued an opinion in which it reversed the district court's dismissal and remanded for further proceedings. On October 11, 2018, the Company filed a petition for rehearing en banc and, on October 23, 2018, the Sixth Circuit Court of Appeals directed plaintiffs to respond to that petition. On December 3, 2018, the Sixth Circuit denied the Company's petition for en banc rehearing, and on December 11, 2018, the case was returned to the federal district court by mandate from the Sixth Circuit. On December 26, 2018, the Company filed an answer to the amended complaint. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

        On December 15, 2016, a purported stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. The Company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the Company when they made or approved improper statements on August 17, 2015, regarding the Company's lead product candidate's path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at the Company. On February 8, 2019, the Company and defendants filed a motion to dismiss the derivative lawsuit. The lawsuit seeks, among other things, any damages sustained by the Company as a result of the defendants' alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys' fees and costs. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

        On May 7, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, captioned Kevin Bailey v. Esperion Therapeutics,  Inc., et al. (No. 18-cv-11438). An amended complaint was filed on October 22, 2018, against the Company and certain directors and officers. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 based on allegedly making false and misleading statements and omissions about the safety and tolerability of

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

5. Commitments and Contingencies (Continued)

bempedoic acid, and specifically facts and circumstances surrounding the Phase 3 trial results for bempedoic acid that the Company announced on May 2, 2018. On November 13, 2018, the Company filed a motion to dismiss the amended complaint, and that motion was fully briefed on December 18, 2018. On February 19, 2019, the court granted the Company's motion to dismiss with prejudice and entered judgment in the Company's favor. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between February 22, 2017, and May 22, 2018, as well as attorneys' fees and costs. The Company is unable to predict the ultimate outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

6. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2018	2017
	(in thousands)
Lab equipment	$232	$232
Computer equipment	51	114
Software	205	206
Furniture and fixtures	719	568
Leasehold improvements	309	159

Subtotal	1,516	1,279
Less accumulated depreciation and amortization	996	844

Property and equipment, net	$520	$435

        Depreciation expense was $0.3 million, $0.3 million, and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. Other Accrued Liabilities

        Other accrued liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued compensation	$1,833	$582
Accrued professional fees	1,228	153
Accrued franchise and property taxes	44	38
Accrued interest	—	397
Accrued other	296	48

Total other accrued liabilities	$3,401	$1,218

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

8. Investments

        The following table summarizes the Company's cash equivalents and investments:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$34,526	$—	$—	$34,526
Short-term investments:
Certificates of deposit	3,873	—	(7)	3,866
U.S. treasury notes	44,897	—	(142)	44,755
U.S. government agency securities	50,598	—	(169)	50,429
Long-term investments:
Certificates of deposit	244	—	(1)	243

Total	$134,138	$—	$(319)	$133,819

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$27,302	$—	$—	$27,302
U.S. treasury notes	2,999	—	—	2,999
Short-term investments:
Certificates of deposit	12,429	1	(13)	12,417
U.S treasury notes	97,537	—	(225)	97,312
U.S. government agency securities	56,143	—	(141)	56,002
Long-term investments:
Certificates of deposit	3,863	—	(10)	3,853
U.S. treasury notes	27,983	—	(209)	27,774
U.S. government agency securities	42,041	—	(248)	41,793

Total	$270,297	$1	$(846)	$269,452

        At December 31, 2018, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

        During the years ended December 31, 2018, 2017 and 2016, other income, net in the statements of operations includes interest income on available-for-sale investments of $2.6 million, $2.5 million and $2.6 million. Other income, net in the statements of operations includes income for the accretion of premiums and discounts on investments of $0.2 million during the year ended December 31, 2018 and expense for the amortization of premiums and discounts on investments of $0.3 million and $1.0 million during the years ended December 31, 2017 and 2016, respectively.

        There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the year ended December 31, 2018.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

9. Fair Value Measurements

        The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;
Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and
Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

        The following table presents the Company's financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2018
Assets:
Money market funds	$34,526	$34,526	$—	$—
Investments:
Certificates of deposit	4,109	4,109	—	—
U.S. treasury notes	44,755	44,755	—	—
U.S. government agency securities	50,429	—	50,429	—

Total assets at fair value	$133,819	$83,390	$50,429	$—

December 31, 2017
Assets:
Money market funds	$27,302	$27,302	$—	$—
Available-for-sale securities:
Certificates of deposit	16,270	16,270	—	—
U.S. treasury notes	128,085	128,085	—	—
U.S. government agency securities	97,795	—	97,795	—

Total assets at fair value	$269,452	$171,657	$97,795	$—

        There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2018 or December 31, 2017.

10. Stock Compensation

2017 Inducement Equity Plan

        In May 2017, the Company's board of directors approved the 2017 Inducement Equity Plan (the "2017 Plan"). The number of shares of common stock available for awards under the 2017 Plan was set to 750,000, with any shares of common stock that are forfeited, cancelled, held back upon the exercise

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

10. Stock Compensation (Continued)

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

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

10. Stock Compensation (Continued)

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

        The following table summarizes the activity relating to the Company's options to purchase common stock for the year ended December 31, 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2017	4,159,151	$28.13	7.39	$165,385
Granted	1,890,177	$56.63
Forfeited or cancelled (vested and unvested)	(388,796)	$41.18
Exercised	(356,809)	$32.91

Outstanding at December 31, 2018	5,303,723	$37.01	7.42	$83,473

        The following table summarizes information about the Company's stock option plan as of December 31, 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at December 31, 2018	5,303,723	$37.01	7.42	$83,473

Exercisable at December 31, 2018	2,866,429	$28.82	6.04	$65,112

        The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016, was $12.1 million, $4.0 million and $0.4 million, respectively.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

10. Stock Compensation (Continued)

        The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees and non-employees during each of the three years ending December 31, 2018, using the Black-Scholes option-pricing model:

	Year ended December 31,
	2018	2017	2016
Risk-free interest rate	2.75%	2.04%	1.47%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.21	6.19	6.22
Volatility	72%	73%	71%

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

        The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2018, 2017 and 2016, were $37.56, $15.99 and $9.78, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recognized stock-based compensation expense related to stock options of $23.4 million, $18.2 million and $15.6 million, respectively.

        As of December 31, 2018, there was approximately $66.4 million of unrecognized compensation cost related to unvested options, which will be recognized over a weighted-average period of approximately 3.2 years.

        The following table summarizes the activity relating to the Company's RSUs for the year ended December 31, 2018:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested at December 31, 2017	10,003	$57.54
Granted	37,600	$66.32
Forfeited or expired	(6,691)	$54.16
Vested	(3,437)	$57.54

Outstanding and unvested at December 31, 2018	37,475	$66.96

        During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $0.6 million, $0.4 million and $0.4 million, respectively, of stock-based compensation expense recognized related to RSUs. As of December 31, 2018, there was approximately $2.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of approximately 3.1 years.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

11. Employee Benefit Plan

        During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the "401(k) Plan"), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2018, 2017 and 2016, were $0.3 million, $0.3 million and $0.2 million, respectively.

12. Income Taxes

        There was no provision for income taxes for the years ended December 31, 2018, 2017 and 2016, because the Company has incurred operating losses since inception. At December 31, 2018, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

        On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. Tax from a worldwide to a territorial system, and potential additional limitations on deductions related to interest expense and executive compensation. The Company recorded a reduction to its gross deferred tax assets of $50.4 million in 2017, the period in which the legislation was enacted. The reduction in the Company's gross deferred tax assets was fully offset by an equal reduction in the Company's valuation allowance, resulting in no additional net income tax expense from the tax law change. The Company concluded on SAB 118 and finalized its reduction to gross deferred tax assets during 2018. As the gross reduction of the deferred tax assets were offset by a full valuation allowance, no net adjustment was required from the Company's previous provisional estimate during 2018.

        On January 1, 2017, upon the Company's adoption of ASU 2016-09, the Company recognized approximately $4.5 million of deferred tax assets that were not previously recognized on the Company's balance sheet under the prior accounting guidance. The increase in the deferred tax assets was fully offset by an increase in the Company's valuation allowance.

        As of December 31, 2018, 2017 and 2016, the Company had deferred tax assets, before valuation allowance, of approximately $152.2 million, $99.8 million and $75.3 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2018, 2017 and 2016, the Company had federal net operating loss ("NOL") carryforwards of approximately $539.2 million, $347.4 million and $196.4 million, respectively. The federal NOL carryforwards will expire at various dates beginning in 2028, if not utilized. The Company filed certain amended state tax returns for tax years 2012-2015 during 2017 that resulted in increasing the Company's state NOL carryforward. As of December 31, 2018, 2017 and 2016, the Company had state NOL carryforwards of approximately $526.6 million, $327.8 million and $18.1 million, respectively. The state NOL carryforwards will expire at various dates beginning in 2022, if not utilized.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

12. Income Taxes (Continued)

        A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2018	2017	2016
Federal income tax (benefit) at statutory rate	(21.0)%	(34.0)%	(34.0)%
Change in tax rate	0.0%	29.6%	0.1%
Permanent items	(0.5)%	0.1%	0.9%
Other	0.5%	(0.9)%	0.2%
Amended Tax Returns	0.0%	(4.5)%	0.0%
Change in valuation allowance	21.0%	9.7%	32.8%

Effective income tax rate	0.0%	0.0%	0.0%

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

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued.

        Significant components of the Company's deferred tax assets are summarized in the table below:

	December 31,
	2018	2017
		(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$138,299	$88,637
Equity compensation	13,542	10,809
Temporary differences	341	402

Total deferred tax assets	152,182	99,848
Valuation allowance	(152,182)	(99,848)

Net deferred tax assets	$—	$—

13. Net Loss Per Common Share

        Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

13. Net Loss Per Common Share (Continued)

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

        The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31, 2018	December 31, 2017	December 31, 2016
Warrants for common stock	8,230	185,353	256,590
Common shares under option	5,303,723	4,159,151	3,255,987
Unvested RSUs	37,475	10,003	16,251

Total potential dilutive shares	5,349,428	4,354,507	3,528,828

14. Selected Quarterly Financial Data (Unaudited)

        The following table summarizes the unaudited quarterly financial data for the last two years:

	2018
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$40,940	$39,524	$41,551	$49,473
General and administrative	5,954	6,956	9,011	11,176

Total operating expenses	46,894	46,480	50,562	60,649
Loss from operations:	(46,894)	(46,480)	(50,562)	(60,649)

Other income, net	764	750	651	610

Net loss	$(46,130)	$(45,730)	$(49,911)	$(60,039)

Net loss per common share (basic and diluted)	$(1.73)	$(1.71)	$(1.86)	$(2.24)
Weighted-average shares outstanding (basic and diluted)	26,605,189	26,786,796	26,804,026	26,818,331

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

14. Selected Quarterly Financial Data (Unaudited) (Continued)

	2017
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$35,860	$38,248	$40,056	$33,439
General and administrative	5,029	5,412	5,681	5,257

Total operating expenses	40,889	43,660	45,737	38,696
Loss from operations:	(40,889)	(43,660)	(45,737)	(38,696)

Other income, net	348	323	518	805

Net loss	$(40,541)	$(43,337)	$(45,219)	$(37,891)

Net loss per common share (basic and diluted)(1)	$(1.80)	$(1.92)	$(1.86)	$(1.44)
Weighted-average shares outstanding (basic and diluted)	22,563,152	22,591,326	24,311,844	26,222,397

(1)
Due to the use of weighted average shares outstanding for each quarter for calculating net loss per common share, the sum of the quarterly net loss per common share amounts may not equal the net loss per common share amount for the full year.

15. Subsequent Events

  Collaboration and License Agreement with Daiichi Sankyo Europe GmbH

        On January 2, 2019, the Company entered into a License and Collaboration Agreement (the "Agreement") with Daiichi Sankyo Europe GmbH ("DSE"). Pursuant to the Agreement, the Company granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area and Switzerland (the "DSE Territory"). DSE will be responsible for commercialization in the DSE Territory. The Company will be responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including the DSE Territory.

        Pursuant to the agreement, the consideration consists of an upfront cash payment of $150 million as well as $150 million cash payment to the Company upon first commercial sales in the DSE Territory. The Company is also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorization in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments. Finally, the Company will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.