Form 10-Q
period 2019-06-30
Esperion Therapeutics, Inc.
filed 2019-08-08
CIK 1434868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Registrant’s telephone number, including area code:

(734) 887-3903

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ESPR	NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⌧

As of August 1, 2019, there were 27,170,680 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,344	$36,973
Restricted cash	928	—
Short-term investments	26,882	99,050
Prepaid clinical development costs	3,977	5,275
Right of use operating lease assets	198	—
Other prepaid and current assets	792	1,334
Total current assets	307,121	142,632

Property and equipment, net	903	520
Intangible assets	56	56
Long-term investments	—	243
Right of use operating lease assets	734	—
Total assets	$308,814	$143,451

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,404	$44,893
Accrued clinical development costs	17,301	16,039
Other accrued liabilities	4,809	3,401
Deferred revenue from collaborations	3,599	—
Operating lease liabilities	199	—
Total current liabilities	54,312	64,333

Revenue interest liability	124,409	—
Operating lease liabilities	759	—
Total liabilities	179,480	64,333
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 27,036,652 shares issued and outstanding at June 30, 2019 and 26,824,859 shares issued and outstanding at December 31, 2018	27	27
Additional paid-in capital	694,266	677,511
Accumulated other comprehensive loss	(16)	(319)
Accumulated deficit	(564,943)	(598,101)
Total stockholders’ equity	129,334	79,118
Total liabilities and stockholders’ equity	$308,814	$143,451

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Collaboration Revenue	$982	$—	$146,401	$—
Total Revenues	982	—	146,401	—

Operating expenses:
Research and development	$42,788	$39,524	$89,096	$80,464
General and administrative	13,492	6,956	25,674	12,910
Total operating expenses	56,280	46,480	114,770	93,374
Income (loss) from operations	(55,298)	(46,480)	31,631	(93,374)

Other income, net	1,077	750	1,527	1,514
Net income (loss)	$(54,221)	$(45,730)	$33,158	$(91,860)
Net income (loss) per common share - basic	$(2.01)	$(1.71)	$1.23	$(3.44)
Net income (loss) per common share - diluted	$(2.01)	$(1.71)	$1.16	$(3.44)
Weighted-average shares outstanding - basic	26,968,818	26,786,796	26,906,149	26,696,495
Weighted-average shares outstanding - diluted	26,968,818	26,786,796	28,518,015	26,696,495

Other comprehensive income:
Unrealized gain on investments	$95	$187	$303	$69
Comprehensive income (loss)	$(54,126)	$(45,543)	$33,461	$(91,791)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2017	26,304,669	$26	$641,801	$(396,291)	$(845)	$244,691
Exercise of stock options	285,413	1	9,775	—	—	9,776
Exercise of warrants	159,944	—	—	—	—	—
Vesting of restricted stock units	1,562	—	—	—	—	—
Stock-based compensation	—	—	5,921	—	—	5,921
Other comprehensive loss	—	—	—	—	(118)	(118)
Net loss	—	—	—	(46,130)	—	(46,130)
Balance March 31, 2018	26,751,588	$27	$657,497	$(442,421)	$(963)	$214,140
Exercise of stock options	49,504	—	1,597	—	—	1,597
Vesting of restricted stock units	625	—	—	—	—	—
Stock-based compensation	—	—	5,723	—	—	5,723
Other comprehensive gain	—	—	—	—	187	187
Net loss	—	—	—	(45,730)	—	(45,730)
Balance June 30, 2018	26,801,717	$27	$664,817	$(488,151)	$(776)	$175,917

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2018	26,824,859	$27	$677,511	$(598,101)	$(319)	$79,118
Exercise of stock options	80,218	—	1,669	—	—	1,669
Vesting of restricted stock units	3,125	—	—	—	—	—
Stock-based compensation	—	—	6,636	—	—	6,636
Other comprehensive gain	—	—	—	—	208	208
Net income	—	—	—	87,379	—	87,379
Balance March 31, 2019	26,908,202	$27	$685,816	$(510,722)	$(111)	$175,010
Exercise of stock options	115,612	—	1,887	—	—	1,887
Exercise of warrants	5,813	—	—	—	—	—
Vesting of restricted stock units	7,025	—	—	—	—	—
Stock-based compensation	—	—	6,563	—	—	6,563
Other comprehensive gain	—	—	—	—	95	95
Net loss	—	—	—	(54,221)	—	(54,221)
Balance June 30, 2019	27,036,652	$27	$694,266	$(564,943)	$(16)	$129,334

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income (loss)	$33,158	$(91,860)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	126	124
Accretion of premiums and discounts on investments	(121)	(57)
Stock-based compensation expense	13,199	11,644
Changes in assets and liabilities:
Prepaids and other assets	1,840	(4,985)
Deferred revenue	3,599	—
Accounts payable	(16,705)	2,107
Other accrued liabilities	2,586	608
Net cash provided by (used in) operating activities	37,682	(82,419)

Investing activities
Purchases of investments	—	(20,540)
Proceeds from sales/maturities of investments	72,835	82,393
Purchase of property and equipment	(423)	—
Net cash provided by investing activities	72,412	61,853

Financing activities
Proceeds from revenue interest liability, net of issuance costs	124,649	—
Proceeds from exercise of common stock options	3,556	11,374
Payments on long-term debt	—	(896)
Net cash provided by financing activities	128,205	10,478
Net increase (decrease) in cash and cash equivalents	238,299	(10,088)
Cash and cash equivalents at beginning of period	36,973	34,468
Cash, cash equivalents and restricted cash at end of period	$275,272	$24,380
Supplemental disclosure of cash flow information:
Issuance costs from revenue interest agreement not yet paid	$240	$—
Purchase of property and equipment not yet paid	285	—
Non cash right of use asset	26	—

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. The Company and Basis of Presentation

The Company is the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, cost-effective, convenient, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol ("LDL-C"). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease ("CVD"); the leading cause of death around the world. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are targeted therapies that are being developed to significantly lower elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

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

The Company is conducting a global cardiovascular outcomes trial ("CVOT")-known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, for bempedoic acid in 12,604 patients with hypercholesterolemia and high CVD risk and who can be considered statin averse. The Company initiated the CLEAR Outcomes CVOT in December 2016 and expects the study to be fully enrolled in the third quarter of 2019. The Company intends to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

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

The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. While management believes current cash resources and future cash received from the Company's collaboration agreement with Daiichi Sankyo Europe GmbH ("DSE"), entered into on January 2, 2019, and from the Revenue Interest Purchase Agreement (“RIPA”) with Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, and the Purchasers named therein, entered into on June 26, 2019, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and private and public and equity offerings or through other sources.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through June 30, 2019.

Leases

The Company reviews all arrangements to determine if the contract contains a lease or an embedded lease using the criteria in Accounting Standards Codification (“ASC”) 842. If a lease is identified, the Company reviews the consideration in the contract and separates the lease components from the nonlease components. In addition, the Company reviews the classification of the lease between operating and finance leases. According to ASC 842, lessees should discount lease payments at the lease commencement date using the rate implicit in the lease. If the rate implicit in the lease is not readily determinable, a lessee must use its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and liability. To the extent the rate is not implicit in the lease, the Company uses the incremental borrowing rate it would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

Revenue Interest Liability

The revenue interest liability is presented net of deferred financing costs on the condensed balance sheets. The Company imputes non-cash interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted sales. The Company evaluates the interest rate quarterly based on its current sales forecasts utilizing the prospective method.

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

The collaboration agreement may require the Company to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. In the agreement involving multiple goods or services promised to be transferred to a customer, the Company must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is "distinct"), or whether such promises should be combined as a single performance obligation.

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

Under the Company's collaboration agreement, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. The Company receives royalties from the commercialization of such products, and records its share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborator. The collaborator will provide the Company with estimates of its royalties for such quarter; these estimates are reconciled to actual results in the subsequent quarter, and the royalty is adjusted accordingly, as necessary.

Please refer to the discussion in Note 3 “Collaborations with Third Parties” for further discussion of the accounting related to the collaboration agreement.

Research and Development

Research and development expenses consist of costs incurred to further the Company's research and development activities and include salaries and related benefits, costs associated with clinical activities, nonclinical activities, regulatory activities, manufacturing activities to support clinical activities and commercial product manufacturing supply as the Company approaches anticipated approval, research-related overhead expenses and fees paid to external service providers that conduct certain research and development, clinical, and manufacturing activities on behalf of the Company. Research and development costs are expensed as incurred.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated using a Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur. Expense is recognized during the period the related services are rendered.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-08, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted, included in any interim period, provided an entity has already adopted ASC 606 or does so concurrently with the adoption of this guidance. The Company early adopted this guidance as of January 1, 2019, and implemented the new guidance in its consideration of the accounting for the DSE collaboration signed on January 2, 2019. Refer to Note 3 “Collaborations with Third Parties” and the Collaboration Revenue accounting policy above for further information.

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

Pursuant to the agreement, the consideration consists of a $150.0 million upfront cash payment as well as $150.0 million cash payment to the Company upon first commercial sales in the DSE Territory. The Company is also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorization in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments related to total net sales achievements for DSE in the DSE Territory. Finally, the Company will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.

The agreement calls for both parties to participate in a Joint Collaboration Committee (the “JCC”). The JCC is comprised of executive management from each company and the Company will lead in all aspects related to development and DSE will lead in all aspects related to commercialization in the DSE Territory.

Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $150.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing regulatory and development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing regulatory and development activities. Accordingly, for the three and six months ended June 30, 2019, the Company recognized $1.0 million and $146.4 million of collaboration revenue related to the $150.0 million upfront payment, respectively. The $146.4 million relates to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the period ended June 30, 2019, in the amounts of $144.4 million and $2.0 million, respectively. The remaining $3.6 million of the upfront payment was deferred as of June 30, 2019 due to an on-going performance obligation related to the ongoing regulatory efforts related to the MAA in the DSE Territory. This deferred revenue will be recognized ratably over the period leading up to the approval of the MAA acceptance by the EMA.

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

4. Warrants

In connection with the Credit Facility entered into in June 2014, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19. The warrant was recorded at fair value of $0.1 million to additional paid-in-capital in accordance with ASC 815-10 based upon the allocation of the debt proceeds. During the six months ended June 30, 2019, 8,230 warrants were net exercised for 5,813 shares of the Company’s common stock. As of June 30, 2019, the Company has no warrants outstanding.

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

On December 15, 2016, a purported stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. The Company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the Company when they made or approved improper statements on August 17, 2015, regarding the Company’s lead product candidate’s path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at the Company. On February 8, 2019, the Company and defendants filed a motion to dismiss the derivative lawsuit. On April 23, 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and the Company filed a reply brief on May 15, 2019. The lawsuit seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

There have been no other material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than the Revenue Interest Purchase Agreement disclosed in Note 8 “Liability Related to the Revenue Interest Purchase Agreement.”

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$218,783	$—	$—	$218,783
U.S. treasury notes	26,567	—	—	26,567
Short-term investments:
Certificates of deposit	734	—	—	734
U.S. treasury notes	12,979	8	(11)	12,976
U.S. government agency securities	13,185	—	(13)	13,172
Total	$272,248	$8	$(24)	$272,232

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$34,526	$—	$—	$34,526
Short-term investments:
Certificates of deposit	3,873	—	(7)	3,866
U.S treasury notes	44,897	—	(142)	44,755
U.S. government agency securities	50,598	—	(169)	50,429
Long-term investments:
Certificates of deposit	244	—	(1)	243
Total	$134,138	$—	$(319)	$133,819

At June 30, 2019, remaining contractual maturities of investments classified as current on the balance sheets were less than 12 months and at December 31, 2018, remaining contractual maturities of investments classified as long-term were less than two years.

During the three and six months ended June 30, 2019, other income, net in the statements of operations includes interest income on investments of $1.0 million and $1.4 million, and income for the accretion of premiums and discounts on investments of less than $0.1 million and $0.1 million, respectively. During the three and six months ended June 30, 2018, other income, net in the statements of operations includes interest income on investments of $0.7 million and $1.5 million, and income for the accretion of premiums and discounts on investments of $0.1 million and $0.1 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income in the statements of operations during the three and six months ended June 30, 2019 and 2018.

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

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2019
Assets:
Money market funds	$218,783	$218,783	$—	$—
Investments:
Certificates of deposit	734	734	—	—
U.S. treasury notes	39,543	39,543	—	—
U.S. government agency securities	13,172	—	13,172	—
Total assets at fair value	$272,232	$259,060	$13,172	$—
December 31, 2018
Assets:
Money market funds	$34,526	$34,526	$—	$—
Available-for-sale securities:
Certificates of deposit	4,109	4,109	—	—
U.S. treasury notes	44,755	44,755	—	—
U.S. government agency securities	50,429	—	50,429	—
Total assets at fair value	$133,819	$83,390	$50,429	$—

At June 30, 2019, the fair value of the $125.0 million liability related to the sale of future revenues is based on the Company’s current estimates of future revenues expected to be paid to Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, over the life of the Revenue Interest Purchase Agreement (“RIPA”). The liability is considered a Level 3 input based on the three level hierarchy. Refer to Note 8 for further information.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2019 and 2018.

8. Liability Related to the Revenue Interest Purchase Agreement

On June 26, 2019, the Company entered into a Revenue Interest Purchase Agreement (“RIPA”) with Oberland, as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, to obtain financing in respect to the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and other working capital needs. Pursuant to the RIPA, the Company received $125.0 million at closing, less certain transaction expenses. The Company will also be entitled to receive up to approximately $75.0 million in subsequent installments subject to the terms and conditions set forth in the RIPA: (i) $25.0 million upon certain regulatory approval of its product candidates and (ii) $50.0 million, at the Company’s option, upon reaching $100.0 million trailing worldwide six-month net sales any time prior to December 31, 2021 (the “Third Payment”).

As consideration for such payments, the Purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based upon net sales of the Company’s certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of the Company’s net sales in the covered territory (the “Covered Territory”); provided that (a) if annual net sales equal or exceed $350.0 million by December 31, 2021 (the “Sales Threshold”), the initially tiered revenue interest rate will be decreased to a single rate of 2.5% of the Company’s net sales in the Covered Territory, beginning on January 1, 2022, and (b) if annual net sales equal or exceed the Sales Threshold and if the Purchasers receive 100% of their invested capital by December 31, 2024, the revenue interest rate will be decreased to a single rate of 0.4% of the Company’s net sales in the Covered Territory beginning on January 1, 2025. If the Third Payment is drawn down by the Company, the applicable royalty rates will increase by one-third. The Covered Territory is the United States, but is subject to expand to include the world-wide net sales if the Company’s annual U.S. net sales are less than $350.0 million for the year ended December 31, 2021. The U.S. net sales milestone thresholds are not to be taken as financial guidance. The Purchasers’ rights to receive the Revenue Interests shall terminate on the date on which the Purchasers have received Revenue Interests payments of 195% of the then aggregate purchase price (the “Cumulative Purchaser Payments”) paid to the Company, unless the RIPA is terminated earlier.

Under the RIPA, the Company has an option (the “Call Option”) to terminate the RIPA and repurchase future Revenue Interests at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the RIPA and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control. If the Put Option is exercised prior to the first anniversary of the closing date by the Purchasers (except pursuant to a change of control), the required repurchase price will be 120% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests). In all other cases, if the Put Option or the Call Option are exercised, the required repurchase price will be 175% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised prior to the third anniversary of the closing date, and 195% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised thereafter.

In addition, the RIPA contains various representations and warranties, information rights, non-financial covenants, indemnification obligations and other provisions that are customary for a transaction of this nature.

In connection with the arrangement, the Company recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $124.4 million, net of $0.6 million of transaction costs in connection with the RIPA. The Company imputes non-cash interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted sales. The Company evaluates the interest rate quarterly based on its current sales forecasts utilizing the prospective method. The Company recorded approximately $0.0 million in interest expense related to this arrangement as of June 30, 2019.

9. Stock Compensation

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

The following table summarizes the activity relating to the Company’s options to purchase common stock for the six months ended June 30, 2019:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term (Years)	Value
				(in thousands)
Outstanding at December 31, 2018	5,303,723	$37.01	7.42	$83,473
Granted	433,375	$49.53
Forfeited or expired	(218,582)	$45.69
Exercised	(195,830)	$18.16
Outstanding at June 30, 2019	5,322,686	$38.36	7.09	$77,958

The following table summarizes information about the Company’s stock option plan as of June 30, 2019:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term (Years)	Value
				(in thousands)
Vested and expected to vest at June 30, 2019	5,322,686	$38.36	7.09	$77,958
Exercisable at June 30, 2019	3,097,363	$31.74	5.81	$65,172

During the three and six months ended June 30, 2019, the Company recognized $6.2 million and $12.6 million, respectively, of stock-based compensation expense related to stock options. During the three and six months ended June 30, 2018, the Company recognized $5.5 million and $11.3 million, respectively, of stock-based compensation expense related to stock options. As of June 30, 2019, there was $63.5 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 3.0 years.

The following table summarizes the activity relating to the Company’s RSUs for the six months ended June 30, 2019:

		Weighted-Average
	Number of	Fair Value Per
	RSUs	Share
Outstanding and unvested at December 31, 2018	37,475	$66.96
Granted	56,453	$50.30
Vested	(10,150)	$67.87
Outstanding and unvested at June 30, 2019	83,778	$55.62

During the three and six months ended June 30, 2019, the Company recognized $0.4 million and $0.6 million, respectively, of stock-based compensation expense related to RSUs. During the three and six months ended June 30, 2018, the Company recognized $0.2 million and $0.3 million, respectively, of stock-based compensation expense related to RSUs. As of June 30, 2019, there was $4.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 2.2 years.

10. Leases

The Company has operating leases primarily related to the Company’s principal executive office and other IT related equipment. The lease for the principal executive office has a lease term of 5 years and the IT equipment primarily has a term of 3 years. During the three and six months ended June 30, 2019, the Company recognized less than $0.1 million and $0.1 million, respectively, of operating lease costs, recognized on the Condensed Statements of Operations, and paid cash for the amounts included in the measurement of lease liabilities of less than $0.1 million and $0.1 million, respectively, which were included in operating cash flows on the Condensed Statements of Cash Flows. At June 30, 2019, the weighted-average remaining lease term of operating leases was 4.2 years and the weighted average discount rate was 8.5%. There were no right-of-use assets obtained in exchange for lease obligations in the six months ended June 30, 2019. The Company had no additional operating and finance leases that have not yet commenced as of June 30, 2019.

The following table summarizes the Company’s future maturities of operating lease liabilities as of June 30, 2019:

(in thousands)
2019	$136
2020	275
2021	259
2022	260
2023	216
Total lease payments	1,146
Less imputed interest	188
Total	$958

The following table summarizes supplemental balance sheet information related to leases as of June 30, 2019:

Operating Leases	(in thousands)
Right of use operating lease assets (short-term)	$198
Right of use operating lease assets (long-term)	734
Total right of use operating lease assets	$932

Operating lease liabilities (short-term)	$199
Operating lease liabilities (long-term)	759
Total lease obligations under operating leases	$958

11. Income Taxes

There was no provision for income taxes for the three and six months ended June 30, 2019 and 2018, because the Company has incurred annual operating losses since inception. At June 30, 2019, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

12. Net Income (Loss) Per Common Share

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

	For the three months ended,		For the six months ended,
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net income (loss) (in thousands)	$(54,221)	$(45,730)	$33,158	$(91,860)

Weighted average shares - basic	26,968,818	26,786,796	26,906,149	26,696,495
Effect of dilutive shares:
Warrants for common stock	—	—	4,230	—
Common shares under option	—	—	1,607,093	—
Unvested RSUs	—	—	543	—
Dilutive shares	—	—	1,611,866	—
Weighted average shares - diluted	26,968,818	26,786,796	28,518,015	26,696,495

Net income (loss) per common share - basic	$(2.01)	$(1.71)	$1.23	$(3.44)
Net income (loss) per common share - diluted	$(2.01)	$(1.71)	$1.16	$(3.44)

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	For the three	For the six	For the three and
	months ended,	months ended,	six months ended,
	June 30,	June 30,	June 30,
	2019	2019	2018

Warrants for common stock	—	—	8,230
Common shares under option	5,322,686	2,511,692	4,493,209
Unvested RSUs	83,778	77,653	33,125
Total potential dilutive shares	5,406,464	2,589,345	4,534,564

13. Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the Condensed Balance Sheets to the same amounts presented on the Condensed Statements of Cash Flows on June 30, 2019 and 2018.

	June 30,	June 30,
	2019	2018

Cash and cash equivalents	$274,344	$24,380
Restricted cash	928	—
Total cash and cash equivalents and restricted cash shown on the Condensed Statements of Cash Flows	$275,272	$24,380

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2018 and other filings that we make with the Securities and Exchange Commission.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our clinical development plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development or regulatory approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet to be materially different from any future results, performance or achievements, including in relation to the clinical development or regulatory approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, expressed or implied by these forward-looking statements.

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

Overview

Corporate Overview

We are the Lipid Management Company, a late-stage pharmaceutical company focused on developing and commercializing complementary, cost-effective, convenient, once-daily, oral therapies for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering therapies that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are targeted therapies that are being developed to significantly lower elevated LDL-C levels in patients with hypercholesterolemia, including patients inadequately treated with current lipid-modifying therapies.

On February 20, 2019, we submitted the new drug application, or NDA, for bempedoic acid and on February 26, 2019, we submitted the NDA for the bempedoic acid / ezetimibe combination tablet to the Food and Drug Administration, or FDA, for LDL-C lowering indications. On May 5, 2019, we announced that the FDA accepted the NDAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for filing and regulatory review. The Prescription Drug User Fee Act (“PDUFA”) goal date for completion of the bempedoic acid NDA review is set for

February 21, 2020, and the PDUFA goal date for completion of the bempedoic acid / ezetimibe combination tablet NDA review is set for February 26, 2020. These dates are consistent with our expectations and reflect the standard review period. The FDA has communicated that there is no current plan to hold an advisory committee meeting to discuss the applications.

On February 11, 2019, we submitted the Marketing Authorization Applications, or MAAs, for bempedoic acid and the bempedoic acid / ezetimibe combination tablet to the European Medicines Agency, or EMA. On February 28, 2019, the EMA completed formal validation of the MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for LDL-C lowering indications.

On January 2, 2019, we entered into a license and collaboration agreement with Daiichi Sankyo Europe GmbH, or DSE. Pursuant to the agreement, we have granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area and Switzerland, or the DSE Territory. DSE will be responsible for commercialization in the DSE Territory. We remain responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory. Pursuant to the agreement, the consideration consists of a $150.0 million upfront cash payment as well as $150.0 million cash payment upon first commercial sales in the DSE Territory. We are also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorization in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, we are eligible to receive additional sales milestone payments. Finally, we will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.

On June 26, 2019, we entered into a Revenue Interest Purchase Agreement, or RIPA, with Eiger II SA LLC, or Oberland, an affiliate of Oberland Capital LLC, and the Purchasers named therein. Pursuant to the RIPA, Oberland paid us $125.0 million on closing, less certain transaction expenses, and, subject to the RIPA, we are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of our net sales in the covered territory. The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. Refer to Note 8 “Liability Related to the Revenue Interest Purchase Agreement” in the Notes to the Condensed Financial Statements for further information.

We are conducting a global cardiovascular outcomes trial, or CVOT, – known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes, for bempedoic acid in 12,604 patients with hypercholesterolemia and high CVD risk and who can be considered statin averse. We initiated the CLEAR Outcomes CVOT in December 2016 and expect the study to be fully enrolled in the third quarter of 2019. We intend to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid and the bempedoic acid / ezetimibe combination tablet. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, through collaborations with third parties and revenue interest purchase agreements, and we have incurred losses in each year since our inception.

We do not have any products approved for sale. To date, we have not generated any revenue from the sales of bempedoic acid or the bempedoic acid / ezetimibe combination tablet. In the three and six months ended June 30, 2019, the collaboration agreement with DSE provided $1.0 million and $146.4 million in revenue, respectively, driving a net loss of $54.2 million in the three months ended June 30, 2019 and net income of $33.2 million in the six months ended June 30, 2019. The three months ended March 31, 2019 was the first quarter we have been profitable. We incurred a net loss of $45.7 million and $91.9 million for the three and six months ended June 30, 2018. All of our prior net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

●	completing the clinical development activities for the CLEAR Outcomes CVOT;

●	seeking regulatory approvals for bempedoic acid and the bempedoic acid / ezetimibe combination tablet;

●	commercializing bempedoic acid and the bempedoic acid / ezetimibe combination tablet, if approved; and

●	operating as a public company.

Accordingly, we may need additional financing to support our continuing operations and further the development of our product candidates. We may seek to fund our operations and further development activities through collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted public or private equity offerings or through other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy or continue operations. We will need to generate significant revenues to achieve profitability, and we may never do so.

Product Overview

Bempedoic acid is our lead, non-statin, orally available, once-daily, LDL-C lowering therapy. With a targeted mechanism of action, bempedoic acid is a first-in-class, ATP Citrate Lyase, or ACL, inhibitor that reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Similar to statins, bempedoic acid also reduces high sensitivity C-reactive protein, or hsCRP, a key marker of inflammation associated with cardiovascular disease. Completed Phase 3 studies conducted in more than 4,000 patients, with over 2,600 patients treated with bempedoic acid, demonstrated up to 18 percent placebo corrected LDL-C lowering when used with moderate- and high-intensity statins and 21 to 28 percent placebo corrected LDL-C lowering when used with low dose or no background statin.

Through the complementary mechanisms of action of inhibition of cholesterol synthesis (bempedoic acid) and inhibition of cholesterol absorption (ezetimibe), the bempedoic acid / ezetimibe combination tablet is a non-statin, orally available, once-daily, LDL-C lowering therapy. Inhibition of ACL by bempedoic acid reduces cholesterol biosynthesis and lowers LDL-C by up-regulating the LDL receptor. Inhibition of Niemann-Pick C1-Like 1 by ezetimibe results in reduced absorption of cholesterol from the gastrointestinal tract, thereby reducing delivery of cholesterol to the liver, which in turn upregulates the LDL receptors. Phase 3 data demonstrated that this combination results in a 29 percent placebo corrected LDL-C lowering when used with maximally tolerated statins, a 44 percent LDL-C lowering when used with no background statin (post-hoc analysis), and a 34 percent reduction in hsCRP.

During the six months ended June 30, 2019, we incurred $56.9 million in expenses related to our CLEAR Outcomes CVOT, our open-label extension study, and our 1002FDC-058 study.

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

Program Developments

Results from the initial clinical study of the 100 mg modified release formulation of bempedoic acid demonstrated consistent twenty nine percent (29%) LDL-C lowering, with approximately one-half the active pharmaceutical ingredient of the current 180 mg bempedoic acid tablet, as well as favorable safety and Pharmacokinetics, or PK, parameters. These results provide initial proof-of-concept for the modified release formulation of bempedoic acid to increase efficacy, extend the patent life of the bempedoic acid franchise into 2038 while utilizing a 505(b)(2) regulatory pathway to approval, and reduce manufacturing costs.

Ongoing Clinical Studies

1002FDC-058 – Phase 2 efficacy and safety study of the bempedoic acid / ezetimibe combination tablet in patients with hypercholesterolemia and Type 2 Diabetes

1002FDC-058 is a Phase 2 clinical study assessing the efficacy and safety of the bempedoic acid / ezetimibe combination tablet in patients with hypercholesterolemia and type 2 diabetes. Initiated in June 2018, the 12-week, randomized, double-blind, placebo-controlled, parallel-dose study consists of three treatment arms evaluating the efficacy and safety of a once-daily, oral fixed dose combination tablet of bempedoic acid 180 mg and ezetimibe 10 mg versus placebo and versus ezetimibe 10 mg alone. The study is expected to enroll approximately 179 patients at approximately 42 sites across the U.S. The co-primary objectives of the study are to assess the 12-week LDL-C lowering efficacy in patients treated with the bempedoic acid / ezetimibe combination tablet versus placebo and versus ezetimibe 10 mg alone. Secondary objectives include evaluating 12-week hsCRP, non-HDL-C, apolipoprotein B, or apoB, total cholesterol and triglycerides. Exploratory objectives include 12-week HbA1c, fasting glucose, fasting insulin and additional glycemic measurements. We expect to report top-line results in the third quarter of 2019.

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

Global Cardiovascular Outcomes Trial—CLEAR Outcomes

CLEAR Outcomes is an event driven, global, randomized, double-blind, placebo-controlled study to assess the effects of bempedoic acid in patients with ASCVD and/or HeFH, or who are at high risk for CVD, with hypercholesterolemia and who are only able to tolerate less than the lowest approved daily starting dose of a statin and can be considered statin averse. The CLEAR Outcomes CVOT is expected to enroll approximately 12,600 patients with ASCVD or at high risk for CVD in over 1,000 sites in approximately 30 countries. The study is expected to enroll over a 30 month period with a total estimated study duration of approximately 4.75 years. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years. Patients enrolling in the study will be required to have a history of, or be at high risk for, CVD with LDL-C levels greater than 100 mg/dL despite background lipid-lowering therapy, resulting in an expected average baseline LDL-C level in all patients of approximately 135 mg/dL. The primary efficacy endpoint of the event-driven global study is the effect of bempedoic acid versus placebo on the risk of major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). We initiated CLEAR Outcomes in December 2016, closed patient screening in June 2019, and expect to complete enrollment during the third quarter of 2019. The study is intended to support our submissions for a CV risk reduction indication in the U.S. and Europe by 2022.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales. In the future, we may never generate revenue from the sale of bempedoic acid or the bempedoic acid / ezetimibe combination tablet or other product candidates. In the three and six months ended June 30, 2019, we recognized $1.0 million and $146.4 million of revenue associated with the $150.0 million upfront payment from our collaboration agreement with DSE. We expect to recognize the remaining $3.6 million ratably over the period leading up to the approval of the MAA acceptance by the EMA due to an ongoing performance obligation related to the ongoing regulatory efforts for the MAA in the DSE Territory. If we fail to complete the development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any other product candidates and secure approval from regulatory authorities, our ability to generate future revenue and our results of operations and financial position will be adversely affected.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical, preclinical and clinical studies. Our research and development expenses consist primarily of costs incurred in connection with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, which include:

●	expenses incurred under agreements with consultants, contract research organizations, or CROs, and investigative sites that conduct our preclinical and clinical studies;

●	the cost of acquiring, developing and manufacturing clinical study materials and commercial product manufacturing supply as we approach anticipated approval, including the procurement of ezetimibe in our continued development of our bempedoic acid / ezetimibe combination tablet;

●	employee-related expenses, including salaries, benefits, stock-based compensation and travel expenses;

●	allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

●	costs related to compliance with regulatory requirements.

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

Our research and development expenses are expected to continue in the foreseeable future as they relate to our ongoing CLEAR Outcomes CVOT, our NDA and MAA submissions, commercial product manufacturing supply as we approach anticipated approval and any other development programs or additional indications we choose to pursue. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Also, we cannot conclude with certainty if, or when, we will generate revenue from the commercialization and sale of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, if ever. We may never succeed in obtaining regulatory approval for bempedoic acid or the bempedoic acid / ezetimibe combination tablet. The duration, costs and timing associated with the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the FDA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

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

Other Income, Net

Other income, net, primarily relates to interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities. Costs during the three and six months ended June 30, 2018 also includes interest expense associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount, deferred issuance costs and final payment fee.

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

The collaboration agreement may require us to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. In the agreement involving multiple goods or services promised to be transferred to a customer, we must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is "distinct"), or whether such promises should be combined as a single performance obligation.

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

Under our collaboration agreement, product sales and cost of sales may be recorded by our collaborators as they are deemed to be the principal in the transaction. We receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by our collaborator. Our collaborator will provide us with estimates of our royalties for such quarter; these estimates are reconciled to actual results in the subsequent quarter, and the royalty is adjusted accordingly, as necessary.

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

In February 2016, the FASB issued ASU 2016-02, which was amended by subsequent updates (collectively the “lease standard” or “ASC 842”), and is intended to improve financial reporting about leasing transactions. The updated guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. We adopted this standard on January 1, 2019 using the modified retrospective method. Results for the reporting period beginning after December 31, 2018 have been presented in accordance with the standard, while results for prior periods have not been adjusted. We recognized $1.0 million and $1.0 million of operating lease assets and operating lease liabilities, respectively, on our balance sheets as of January 1, 2019, primarily related to the lease agreement for our principal executive office. Refer to Note 9 “Leases” in the Notes to the Condensed Financial Statements for further information.

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(unaudited, in thousands)
Revenue:
Collaboration revenue	$982	$—	$982
Operating Expenses:
Research and development	42,788	39,524	3,264
General and administrative	13,492	6,956	6,536
Loss from operations	(55,298)	(46,480)	(8,818)
Other income, net	1,077	750	327
Net loss	$(54,221)	$(45,730)	$(8,491)

Revenue

Collaboration revenue recognized from our collaboration agreement with DSE for the three months ended June 30, 2019 was $1.0 million. Revenue was attributable to the ongoing performance obligation from our collaboration agreement signed on January 2, 2019 related to the ongoing regulatory efforts for the MAA in the DSE Territory.

Research and development expenses

Research and development expenses for the three months ended June 30, 2019, were $42.8 million, compared to $39.5 million for the three months ended June 30, 2018, an increase of $3.3 million. The increase in research and development expenses was primarily attributable to clinical development costs for bempedoic acid, including costs to support the ongoing CLEAR CVOT as we approach full enrollment in the study, commercial product manufacturing supply as we approach anticipated approval, and increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2019, were $13.5 million, compared to $7.0 million for the three months ended June 30, 2018, an increase of $6.5 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, including costs to support pre-commercialization activities, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

Other income, net

Other income, net for the three months ended June 30, 2019, was $1.1 million, compared to $0.8 million for the three months ended June 30, 2018. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(unaudited, in thousands)
Revenue:
Collaboration revenue	$146,401	$—	$146,401
Operating Expenses:
Research and development	89,096	80,464	8,632
General and administrative	25,674	12,910	12,764
Income (loss) from operations	31,631	(93,374)	125,005
Other income, net	1,527	1,514	13
Net income (loss)	$33,158	$(91,860)	$125,018

Revenue

Collaboration revenue recognized from our collaboration agreement with DSE for the six months ended June 30, 2019 was $146.4 million. Revenue was attributable to the initial recognition of the upfront payment from our collaboration agreement signed on January 2, 2019 and the ongoing performance obligation from the ongoing regulatory efforts for the MAA in the DSE Territory.

Research and development expenses

Research and development expenses for the six months ended June 30, 2019, were $89.1 million, compared to $80.5 million for the six months ended June 30, 2018, an increase of $8.6 million. The increase in research and development expenses was primarily attributable to clinical development costs for bempedoic acid, including costs to support the ongoing CLEAR CVOT as we approach full enrollment in the study, commercial product manufacturing supply as we approach anticipated approval, regulatory submissions and increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2019, were $25.7 million, compared to $12.9 million for the six months ended June 30, 2018, an increase of $12.8 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, including costs to support pre-commercialization activities, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

Other income, net

Other income, net for the six months ended June 30, 2019 and 2018 was $1.5 million.

Liquidity and Capital Resources

We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements. Pursuant to the license and collaboration agreement with DSE signed on January 2, 2019, we received an upfront cash payment of $150.0 million from DSE and are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the RIPA with Oberland Capital LLC, we received an upfront cash payment of $124.4 million, net of issuance costs, and are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. In return, Oberland will have a right to receive revenue interests based on net sales of our product candidates. To date, we have not generated any revenue from product sales and we anticipate that we will incur losses for the foreseeable future.

As of June 30, 2019, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $274.3 million and $26.9 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash provided by (used in) operating activities	$37,682	$(82,419)
Cash provided by investing activities	72,412	61,853
Cash provided by financing activities	128,205	10,478
Net increase (decrease) in cash and cash equivalents	$238,299	$(10,088)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our operations.

Net cash provided by operating activities totaled $37.7 million for six months ended June 30, 2019, consisting of the $150.0 million upfront payment from the DSE collaboration offset by cash used to fund the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital. Net cash used in operating activities totaled $82.4 million for the six months ended June 30, 2018. The primary use of our cash for the six months ended June 30, 2018 was to fund the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $72.4 million and $61.9 million for the six months ended June 30, 2019 and 2018, respectively, consisted primarily of proceeds from the sale and maturities of highly liquid, interest-bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $128.2 million for the six months ended June 30, 2019 related primarily to the upfront cash received from the RIPA with Oberland. Net cash provided by financing activities of $10.5 million for the six months ended June 30, 2018 related primarily to proceeds from exercise of our common stock options.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT, NDA and MAA submissions and commercial launch activities. Pursuant to the license and collaboration agreement with DSE, we received an upfront cash payment of $150.0 million from DSE and are eligible for substantial additional sales and regulatory milestone payments and royalties, including an additional $150.0 million upon first commercial sale in the DSE Territory. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $125.0 million and may be eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. In return, Oberland will have a right to receive revenue interests from us based on net sales of certain of our products. We estimate that current cash resources and proceeds to be received in the future under the DSE collaboration agreement and the RIPA with Oberland are sufficient to fund operations through the expected approvals of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, if approved for an LDL-C lowering indication. We may, however, need to secure additional cash resources to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

●	our ability to successfully develop and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet or other product candidates;

●	the costs, timing and outcomes of our CLEAR Outcomes CVOT and other ongoing clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet;

●	the time and cost necessary to obtain regulatory approvals for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, if at all;

●	our ability to establish a sales, marketing and distribution infrastructure to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet or our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;

●	our ability to realize the intended benefits of our existing and future collaboration and partnerships;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

●	the implementation of operational and financial information technology.

Until such time, if ever, as we can generate U.S. substantial product revenues, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available and permitted under the terms of our RIPA, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE and the RIPA with Oberland, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

On June 26, 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain transaction expenses, and, subject to the terms and conditions of the RIPA, we are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of our net sales in the covered territory (as detailed in the RIPA). The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the consolidated balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Refer to Note 8 “Liability Related to the Revenue Interest Purchase Agreement” in the Notes to the Condensed Financial Statements for further information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $274.3 million and $26.9 million at June 30, 2019, and $37.0 million and $99.3 million at December 31, 2018, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

We contract with CROs and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. We do not believe that fluctuations in foreign currency rates have had a material effect on our results of operations during the six months ended June 30, 2019.

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2019.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On December 15, 2016, a purported stockholder of our company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov

Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. Our company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the company when they made or approved improper statements on August 17, 2015, regarding our lead product candidate’s path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at our company. On February 8, 2019, we and the defendants filed a motion to dismiss the derivative lawsuit. On April 23, 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and we filed a reply brief on May 15, 2019. The lawsuit seeks, among other things, any damages sustained by us as a result of the defendants’ alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

Item 1A. Risk Factors

Except for the historical information contained herein or incorporated by reference, this report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part I, Item 2 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this report and in any documents incorporated in this report by reference.

You should consider carefully the following risk factors, together with those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in all of the other information included or incorporated in this report and other filings that we make with the Securities and Exchange Commission. The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

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

Additionally, in December 2016, a purported derivative action was filed in Delaware against certain of our directors and officers. In February 2019, our company and defendants filed a motion to dismiss the derivative lawsuit. In April 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and we filed a reply brief in May 2019. In May 2018, a purported securities class action lawsuit was filed naming us and certain of our officers as defendants. In November 2018, we filed a motion to dismiss and such motion was fully briefed in December 2018. In February 2019, the court granted our motion to dismiss with prejudice and entered judgment in our favor.

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

Our payment obligations under the Revenue Interest Purchase Agreement with Oberland may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” on June 26, 2019, we entered into a Revenue Interest Purchase Agreement, or RIPA, with Eiger II SA LLC, or Oberland, an affiliate of Oberland Capital LLC, and the Purchasers named therein. Pursuant to the RIPA, Oberland paid us $125.0 million on closing, less certain transaction expenses, and, subject to the terms and conditions in the RIPA, we are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of our net sales in the covered territory.

The RIPA and the revenue interest stream payable to Oberland could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to Oberland and will not be available to fund future operations. Additionally, we may have increased vulnerability to adverse general economic and industry conditions.

 Payment requirements under the RIPA will increase our cash outflows. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. There is no assurance that if we are required to secure funding we can do so on terms acceptable to us, or at all. Failure to pay certain amounts to Oberland when due would result in a default under the RIPA and result in foreclosure on certain of our assets which would have a material adverse effect.

The RIPA contains customary affirmative and negative non-financial covenants and events of default, including, covenants and restrictions that among other things, grant a senior security interest in our assets and restrict our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, and engage in asset sales. Additionally, the Purchasers under the RIPA have an option (the “Put Option”) to terminate the RIPA and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect (which can include adverse developments related to the regulatory approval of our product candidates) or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, could permit the Purchasers to declare certain amounts to be immediately due and payable. If we default under the terms of the RIPA, including by failure to make such accelerated payments, the Purchasers take control of our pledged assets. Further, if we are liquidated, the Purchasers’ right to repayment would be senior to the rights of the holders of our common stock. Any triggering of the Put Option or other declaration by the Purchasers of an event of default under the RIPA could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.4	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

10.1	Revenue Interest Purchase Agreement by and between the Company, Eiger III SA LLC, and the Purchasers named therein, dated June 26, 2019.	8-K	10.1	6/26/2019	001-35986

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Condensed Balance Sheets at June 30, 2019 and December 31, 2018, (2) the Condensed Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2019 and 2018, (3) the Condensed Statements of Stockholders’ Equity for the three and six month periods ended June 30, 2019 and 2018, (4) the Condensed Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018, and (5) the Notes to Condensed Financial Statements.

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

ESPERION THERAPEUTICS, INC.

August 8, 2019	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2019	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)