Form 10-Q
period 2019-09-30
Esperion Therapeutics, Inc.
filed 2019-11-06
CIK 1434868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 27,327,409 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,978	$36,973
Restricted cash	928	—
Short-term investments	31,883	99,050
Prepaid clinical development costs	5,653	5,275
Right of use operating lease assets	260	—
Other prepaid and current assets	2,758	1,334
Total current assets	253,460	142,632

Property and equipment, net	958	520
Intangible assets	56	56
Long-term investments	—	243
Right of use operating lease assets	796	—
Total assets	$255,270	$143,451

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,735	$44,893
Accrued clinical development costs	20,954	16,039
Other accrued liabilities	9,944	3,401
Deferred revenue from collaborations	2,618	—
Operating lease liabilities	267	—
Total current liabilities	57,518	64,333

Revenue interest liability	128,420	—
Operating lease liabilities	820	—
Total liabilities	186,758	64,333
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 27,178,230 shares issued and outstanding at September 30, 2019 and 26,824,859 shares issued and outstanding at December 31, 2018	27	27
Additional paid-in capital	701,794	677,511
Accumulated other comprehensive income (loss)	11	(319)
Accumulated deficit	(633,320)	(598,101)
Total stockholders’ equity	68,512	79,118
Total liabilities and stockholders’ equity	$255,270	$143,451

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Collaboration Revenue	$981	$—	$147,382	$—
Total Revenues	981	—	147,382	—

Operating expenses:
Research and development	$48,281	$41,551	$137,377	$122,015
General and administrative	18,468	9,011	44,142	21,921
Total operating expenses	66,749	50,562	181,519	143,936

Loss from operations	(65,768)	(50,562)	(34,137)	(143,936)

Interest expense	(3,996)	—	(3,996)	(28)
Other income, net	1,387	651	2,914	2,193
Net loss	$(68,377)	$(49,911)	$(35,219)	$(141,771)

Net loss per common share - basic and diluted	$(2.52)	$(1.86)	$(1.30)	$(5.30)

Weighted-average shares outstanding - basic and diluted	27,171,769	26,804,026	26,995,661	26,732,733

Other comprehensive loss:
Unrealized gain on investments	$27	$216	$330	$285
Comprehensive loss	$(68,350)	$(49,695)	$(34,889)	$(141,486)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2018	26,824,859	$27	$677,511	$(598,101)	$(319)	$79,118
Exercise of stock options	80,218	—	1,669	—	—	1,669
Vesting of restricted stock units	3,125	—	—	—	—	—
Stock-based compensation	—	—	6,636	—	—	6,636
Other comprehensive gain	—	—	—	—	208	208
Net income	—	—	—	87,379	—	87,379
Balance March 31, 2019	26,908,202	$27	$685,816	$(510,722)	$(111)	$175,010
Exercise of stock options	115,612	—	1,887	—	—	1,887
Exercise of warrants	5,813	—	—	—	—	—
Vesting of restricted stock units	7,025	—	—	—	—	—
Stock-based compensation	—	—	6,563	—	—	6,563
Other comprehensive gain	—	—	—	—	95	95
Net loss	—	—	—	(54,221)	—	(54,221)
Balance June 30, 2019	27,036,652	$27	$694,266	$(564,943)	$(16)	$129,334
Exercise of stock options	137,878	—	1,201	—	—	1,201
Vesting of restricted stock units	3,700	—	—	—	—	—
Stock-based compensation	—	—	6,327	—	—	6,327
Other comprehensive gain	—	—	—	—	27	27
Net loss	—	—	—	(68,377)	—	(68,377)
Balance September 30, 2019	27,178,230	$27	$701,794	$(633,320)	$11	$68,512

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2017	26,304,669	$26	$641,801	$(396,291)	$(845)	$244,691
Exercise of stock options	285,413	1	9,775	—	—	9,776
Exercise of warrants	159,944	—	—	—	—	—
Vesting of restricted stock units	1,562	—	—	—	—	—
Stock-based compensation	—	—	5,921	—	—	5,921
Other comprehensive loss	—	—	—	—	(118)	(118)
Net loss	—	—	—	(46,130)	—	(46,130)
Balance March 31, 2018	26,751,588	$27	$657,497	$(442,421)	$(963)	$214,140
Exercise of stock options	49,504	—	1,597	—	—	1,597
Vesting of restricted stock units	625	—	—	—	—	—
Stock-based compensation	—	—	5,723	—	—	5,723
Other comprehensive gain	—	—	—	—	187	187
Net loss	—	—	—	(45,730)	—	(45,730)
Balance June 30, 2018	26,801,717	$27	$664,817	$(488,151)	$(776)	$175,917
Exercise of stock options	1,958	—	28	—	—	28
Vesting of restricted stock units	625	—	—	—	—	—
Stock-based compensation	—	—	5,495	—	—	5,495
Other comprehensive gain	—	—	—	—	216	216
Net loss	—	—	—	(49,911)	—	(49,911)
Balance September 30, 2018	26,804,300	$27	$670,340	$(538,062)	$(560)	$131,745

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(35,219)	$(141,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	218	191
Accretion of premiums and discounts on investments	(140)	(134)
Non-cash interest expense related to the revenue interest liability	3,996	—
Stock-based compensation expense	19,526	17,139
Changes in assets and liabilities:
Prepaids and other assets	(1,802)	(5,267)
Deferred revenue	2,618	—
Accounts payable	(21,158)	(1,808)
Other accrued liabilities	11,614	11,704
Net cash used in operating activities	(20,347)	(119,946)

Investing activities
Purchases of investments	(26,630)	(25,481)
Proceeds from sales/maturities of investments	94,510	127,408
Purchase of property and equipment	(781)	(46)
Net cash provided by investing activities	67,099	101,881

Financing activities
Proceeds from revenue interest liability, net of issuance costs	124,424	—
Proceeds from exercise of common stock options	4,757	11,401
Payments on long-term debt	—	(1,049)
Net cash provided by financing activities	129,181	10,352

Net increase (decrease) in cash and cash equivalents	175,933	(7,713)
Cash and cash equivalents at beginning of period	36,973	34,468
Cash, cash equivalents and restricted cash at end of period	$212,906	$26,755
Supplemental disclosure of cash flow information:
Purchase of property and equipment not yet paid	$74	$293
Non cash right of use asset	31	—

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

On February 11, 2019, the Company submitted the Marketing Authorisation Applications (“MAAs”) for bempedoic acid and the bempedoic acid / ezetimibe combination tablet to the European Medicines Agency (“EMA”). On February 21, 2019, the Company submitted the new drug application (“NDA”) for bempedoic acid and on February 26, 2019, the Company submitted the NDA for the bempedoic acid / ezetimibe combination tablet to the Food and Drug Administration (“FDA”) for LDL-C lowering indications. On February 28, 2019, the EMA completed formal validation of the MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for LDL-C lowering indications. On May 5, 2019, the Company announced that the FDA accepted the NDAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for filing and regulatory review. The Prescription Drug User Fee Act (“PDUFA”) goal date for completion of the bempedoic acid NDA review is set for February 21, 2020, and the PDUFA goal date for completion of the bempedoic acid / ezetimibe combination tablet NDA review is set for February 26, 2020. These dates are consistent with the Company’s expectations and reflect the standard review period. The FDA has communicated that there is no current plan to hold an advisory committee meeting to discuss the applications.

The Company is conducting a global cardiovascular outcomes trial ("CVOT")—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial is designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients with statin intolerance (“statin averse”) who have CVD or are at high risk for CVD. The Company initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with 14,032 patients in August 2019. The primary endpoint of the study is the effect of bempedoic acid on major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is an event-driven trial and will conclude once the predetermined number of major adverse cardiovascular events (“MACE”) endpoints occur. Based on estimated cardiovascular event rates, the Company expects to meet the target number of events in the second half of 2022. The Company intends to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S. and Europe.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through September 30, 2019.

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

Revenue Interest Liability

The revenue interest liability is presented net of deferred issuance costs on the condensed balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.

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

Pursuant to the agreement, the consideration consists of a $150.0 million upfront cash payment as well as $150.0 million cash payment to the Company upon first commercial sales in the DSE Territory. The Company is also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorisation in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments related to total net sales achievements for DSE in the DSE Territory. Finally, the Company will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.

The agreement calls for both parties to participate in a Joint Collaboration Committee (the “JCC”). The JCC is comprised of executive management from each company and the Company will lead in all aspects related to development and DSE will lead in all aspects related to commercialization in the DSE Territory.

Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $150.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing regulatory and development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing regulatory and development activities. Accordingly, for the three and nine months ended September 30, 2019, the Company recognized $1.0 million and $147.4 million of collaboration revenue related to the $150.0 million upfront payment, respectively. The $147.4 million relates to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the period ended September 30, 2019, in the amounts of $144.4 million and $3.0 million, respectively. The remaining $2.6 million of the upfront payment was deferred as of September 30, 2019 due to an on-going performance obligation related to the ongoing regulatory efforts related to the MAA in the DSE Territory. This deferred revenue will be recognized ratably over the period leading up to the approval of the MAA acceptance by the EMA.

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

4. Warrants

In connection with the Credit Facility entered into in June 2014, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19. The warrant was recorded at fair value of $0.1 million to additional paid-in-capital in accordance with ASC 815-10 based upon the allocation of the debt proceeds. During the nine months ended September 30, 2019, 8,230 warrants were net exercised for 5,813 shares of the Company’s common stock. As of September 30, 2019, the Company has no warrants outstanding.

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

There have been no other material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 other than the Revenue Interest Purchase Agreement disclosed in Note 8 “Liability Related to the Revenue Interest Purchase Agreement.”

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$55,199	$—	$—	$55,199
Short-term investments:
Certificates of deposit	245	—	—	245
U.S. treasury notes	31,627	11	—	31,638
Total	$87,071	$11	$—	$87,082

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$34,526	$—	$—	$34,526
Short-term investments:
Certificates of deposit	3,873	—	(7)	3,866
U.S treasury notes	44,897	—	(142)	44,755
U.S. government agency securities	50,598	—	(169)	50,429
Long-term investments:
Certificates of deposit	244	—	(1)	243
Total	$134,138	$—	$(319)	$133,819

At September 30, 2019, remaining contractual maturities of investments classified as current on the balance sheets were less than 12 months and at December 31, 2018, remaining contractual maturities of investments classified as long-term were less than two years.

During the three and nine months ended September 30, 2019, other income, net in the statements of operations includes interest income on investments of $1.2 million and $2.6 million, and income for the accretion of premiums and discounts on investments of $0.2 million and $0.3 million, respectively. During the three and nine months ended September 30, 2018, other income, net in the statements of operations includes interest income on investments of $0.6 million and $2.1 million, and income for the accretion of premiums and discounts on investments of less than $0.1 million and $0.1 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income in the statements of operations during the three and nine months ended September 30, 2019 and 2018.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2019
Assets:
Money market funds	$55,199	$55,199	$—	$—
Investments:
Certificates of deposit	245	245	—	—
U.S. treasury notes	31,638	31,638	—	—
Total assets at fair value	$87,082	$87,082	$—	$—
December 31, 2018
Assets:
Money market funds	$34,526	$34,526	$—	$—
Investments:
Certificates of deposit	4,109	4,109	—	—
U.S. treasury notes	44,755	44,755	—	—
U.S. government agency securities	50,429	—	50,429	—
Total assets at fair value	$133,819	$83,390	$50,429	$—

At September 30, 2019, the fair value of the $128.4 million revenue interest liability is based on the Company’s current estimates of future revenues expected to be paid to Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, over the life of the Revenue Interest Purchase Agreement (“RIPA”). The liability is considered a Level 3 input based on the three level hierarchy. Refer to Note 8 for further information.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2019 and 2018.

8. Liability Related to the Revenue Interest Purchase Agreement

On June 26, 2019, the Company entered into a RIPA with Oberland, as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, to obtain financing in respect to the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and other working capital needs. Pursuant to the RIPA, the Company received $125.0 million at closing, less certain issuance costs. The Company will also be entitled to receive up to approximately $75.0 million in subsequent installments subject to the terms and conditions set forth in the RIPA: (i) $25.0 million upon certain regulatory approval of its product candidates and (ii) $50.0 million, at the Company’s option, upon reaching $100.0 million trailing worldwide six-month net sales any time prior to December 31, 2021 (the “Third Payment”).

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

In connection with the arrangement, the Company recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $128.4 million, net of $0.6 million of unamortized issuance costs in connection with the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. Future payments under the RIPA may range from $0.1 million in the next year to a maximum total payment of $243.8 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $7.5 million at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. As products are not yet approved for sale, the exact timing or amounts of repayment is likely to change each reporting period. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $4.0 million in interest expense related to this arrangement for the three and nine months ended September 30, 2019.

The fair value of the revenue interest liability upon entering into the RIPA was $125.0 million, with an effective annual imputed interest rate of 12.6%. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company's net sales will reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the nine months ended September 30, 2019:

(in thousands)
Revenue interest liability at June 26, 2019	$125,000
Interest expense recognized	3,996
Capitalized issuance costs	(576)
Revenue interest liability at September 30, 2019	$128,420

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

The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine months ended September 30, 2019:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term (Years)	Value
				(in thousands)
Outstanding at December 31, 2018	5,303,723	$37.01	7.42	$83,473
Granted	542,875	$46.95
Forfeited or expired	(419,628)	$47.06
Exercised	(333,708)	$14.26
Outstanding at September 30, 2019	5,093,262	$38.73	6.63	$45,443

The following table summarizes information about the Company’s stock option plan as of September 30, 2019:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term (Years)	Value
				(in thousands)
Vested and expected to vest at September 30, 2019	5,093,262	$38.73	6.63	$45,443
Exercisable at September 30, 2019	3,142,954	$33.05	5.31	$39,711

During the three and nine months ended September 30, 2019, the Company recognized $5.5 million and $18.1 million, respectively, of stock-based compensation expense related to stock options. During the three and nine months ended September 30, 2018, the Company recognized $5.3 million and $16.6 million, respectively, of stock-based compensation expense related to stock options. As of September 30, 2019, there was $55.6 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.8 years.

The following table summarizes the activity relating to the Company’s RSUs for the nine months ended September 30, 2019:

		Weighted-Average
	Number of	Fair Value Per
	RSUs	Share
Outstanding and unvested at December 31, 2018	37,475	$66.96
Granted	168,579	$41.28
Vested	(13,850)	$66.24
Outstanding and unvested at September 30, 2019	192,204	$44.48

During the three and nine months ended September 30, 2019, the Company recognized $0.8 million and $1.4 million, respectively, of stock-based compensation expense related to RSUs. During the three and nine months ended September 30, 2018, the Company recognized $0.2 million and $0.5 million, respectively, of stock-based compensation expense related to RSUs. As of September 30, 2019, there was $7.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.0 years.

10. Leases

The Company has operating leases primarily related to the Company’s principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office has a lease term of 5 years and the automobile leases and IT equipment leases primarily have a term of 3 years. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.2 million, respectively, of operating lease costs, recognized on the Condensed Statements of Operations, and paid cash for the amounts included in the measurement of lease liabilities of $0.1 million and $0.2 million, respectively, which were included in operating cash flows on the Condensed Statements of Cash Flows. At September 30, 2019, the weighted-average remaining lease term of operating leases was 3.8 years and the weighted average discount rate was 7.6%. There were no right-of-use assets obtained in exchange for lease obligations in the nine months ended September 30, 2019. The Company had no additional operating and finance leases that have not yet commenced as of September 30, 2019.

The following table summarizes the Company’s future maturities of operating lease liabilities as of September 30, 2019:

(in thousands)
2019	$88
2020	338
2021	321
2022	299
2023	217
Total lease payments	1,263
Less imputed interest	176
Total	$1,087

The following table summarizes supplemental balance sheet information related to leases as of September 30, 2019:

Operating Leases	(in thousands)
Right of use operating lease assets (short-term)	$260
Right of use operating lease assets (long-term)	796
Total right of use operating lease assets	$1,056

Operating lease liabilities (short-term)	$267
Operating lease liabilities (long-term)	820
Total lease obligations under operating leases	$1,087

11. Income Taxes

There was no provision for income taxes for the three and nine months ended September 30, 2019 and 2018, because the Company has incurred annual operating losses since inception. At September 30, 2019, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30,	December 31,
	2019	2018

Warrants for common stock	—	8,230
Common shares under option	5,093,262	5,303,723
Unvested RSUs	192,204	37,475
Total potential dilutive shares	5,285,466	5,349,428

13. Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the Condensed Balance Sheets to the same amounts presented on the Condensed Statements of Cash Flows on September 30, 2019 and 2018.

	September 30,	September 30,
	2019	2018

Cash and cash equivalents	$211,978	$26,755
Restricted cash	928	—
Total cash and cash equivalents and restricted cash shown on the Condensed Statements of Cash Flows	$212,906	$26,755

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

On February 11, 2019, we submitted the Marketing Authorisation Applications, or MAAs, for bempedoic acid and the bempedoic acid / ezetimibe combination tablet to the European Medicines Agency, or EMA. On February 21, 2019, we submitted the new drug application, or NDA, for bempedoic acid and on February 26, 2019, we submitted the NDA for the bempedoic acid / ezetimibe combination tablet to the Food and Drug Administration, or FDA, for LDL-C lowering indications. On February 28, 2019, the EMA completed formal validation of the MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for LDL-C lowering indications. On May 5, 2019, we announced that the FDA accepted the NDAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for filing and regulatory review. The Prescription Drug User Fee Act, or PDUFA, goal date for completion of the bempedoic acid NDA review is set for February 21, 2020, and the PDUFA goal date for completion of the bempedoic acid / ezetimibe combination tablet NDA review is set for February 26, 2020. These dates are consistent with our expectations and reflect the standard review period. The FDA has communicated that there is no current plan to hold an advisory committee meeting to discuss the applications.

On January 2, 2019, we entered into a license and collaboration agreement with Daiichi Sankyo Europe GmbH, or DSE. Pursuant to the agreement, we have granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area and Switzerland, or the DSE Territory. DSE will be responsible for commercialization in the DSE Territory. We remain responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory. Pursuant to the agreement, the consideration consists of a $150.0 million upfront cash payment as well as $150.0 million cash payment upon first commercial sales in the DSE Territory. We are also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorisation in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, we are eligible to receive additional sales milestone payments. Finally, we will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.

On June 26, 2019, we entered into a Revenue Interest Purchase Agreement, or RIPA, with Eiger II SA LLC, or Oberland, an affiliate of Oberland Capital LLC, and the Purchasers named therein. Pursuant to the RIPA, Oberland paid us $125.0 million on closing, less certain issuance costs, and, subject to the RIPA, we are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of our net sales in the covered territory. The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. Refer to Note 8 “Liability Related to the Revenue Interest Purchase Agreement” in the Notes to the Condensed Financial Statements for further information.

We are conducting a global cardiovascular outcomes trial, or CVOT, – known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial is designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients with statin intolerance, or statin averse, who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with 14,032 patients in August 2019. The primary endpoint of the study is the effect of bempedoic acid on major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is an event-driven trial and will conclude once the predetermined number of major adverse cardiovascular events, or MACE, endpoints occur. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022. We intend to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S. and Europe.

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

We do not have any products approved for sale. To date, we have not generated any revenue from the sales of bempedoic acid or the bempedoic acid / ezetimibe combination tablet. Our net losses were $68.4 and $49.9 million for the three months ended September 30, 2019 and 2018, respectively, and were $35.2 million and $141.8 million for the nine months ended September 30, 2019 and 2018, respectively. All of our prior net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

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

Product Overview

Bempedoic acid is our lead, non-statin, oral, once-daily, LDL-C lowering therapeutic candidate, currently under regulatory review by the FDA and the EMA. With a targeted mechanism of action, bempedoic acid is a first-in-class, ATP Citrate Lyase, or ACL, inhibitor that lowers LDL-C by reducing cholesterol biosynthesis and up-regulating the LDL receptor. Bempedoic acid has also been observed to reduce high sensitivity C-reactive protein, or hsCRP, a key marker of inflammation associated with cardiovascular disease. Completed Phase 3 studies conducted in more than 4,000 patients, with over 2,600 patients treated with bempedoic acid, demonstrated up to 18 percent placebo corrected LDL-C lowering when used with moderate- and high-intensity statins and 21 to 28 percent placebo corrected LDL-C lowering when used with low dose or no background statin.

Through the complementary mechanisms of action of inhibition of cholesterol synthesis (bempedoic acid) and inhibition of cholesterol absorption (ezetimibe), the bempedoic acid / ezetimibe combination tablet is a non-statin, orally available, once-daily, LDL-C lowering therapeutic candidate, currently under review by the FDA and EMA. Inhibition of ACL by bempedoic acid lowers LDL-C by reducing cholesterol biosynthesis and up-regulating the LDL receptor. Inhibition of Niemann-Pick C1-Like 1 by ezetimibe results in reduced absorption of cholesterol from the gastrointestinal tract, thereby reducing delivery of cholesterol to the liver. Phase 3 data demonstrated that this combination resulted in a 29 percent placebo corrected LDL-C lowering when used with maximally tolerated statins, a 44 percent LDL-C lowering when used with no background statin (post-hoc analysis), and a 34 percent reduction in hsCRP.

During the nine months ended September 30, 2019, we incurred $86.9 million in expenses related to our CLEAR Outcomes CVOT, our open-label extension study, and our 1002FDC-058 study.

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

1002FDC-058 – Phase 2 efficacy and safety study of the bempedoic acid / ezetimibe combination tablet in patients with hypercholesterolemia and Type 2 Diabetes

On August 29, 2019, we announced top-line results from the Phase 2 bempedoic acid / ezetimibe combination tablet study (1002-058). The 12-week, randomized, double-blind, placebo controlled, parallel group multicenter study evaluated the efficacy and safety of the bempedoic acid 180 mg / ezetimibe 10 mg combination tablet compared to ezetimibe 10 mg and placebo in patients with both hypercholesterolemia and type 2 diabetes being treated with stable diabetes. Patients enrolled were on stable background diabetes medication and washed out of lipid modifying therapy. The study was conducted in 28 sites in North America and a total of 179 patients were randomized 1:1:1 to receive the bempedoic acid 180 mg / ezetimibe 10 mg combination tablet, ezetimibe 10 mg or placebo. The co-primary objectives included assessments of LDL-C lowering of the bempedoic acid / ezetimibe combination tablet versus ezetimibe and placebo. The secondary objectives included assessments of hemoglobin A1c, or HbA1c, hsCRP, non-HDL-C, total cholesterol, or TC, and apolipoprotein B, or apoB, after 12 weeks of treatment as well as characterizing the safety and tolerability of the bempedoic acid / ezetimibe combination tablet versus ezetimibe and placebo.

The 12-week study met its primary endpoints as well as key secondary endpoints, including that the bempedoic acid / ezetimibe combination tablet:

●	Significantly lowered LDL-C by 40 percent compared to placebo (p<0.001);
●	Reduced hsCRP, an important marker of inflammation associated with cardiovascular disease, by 25 percent (p<0.001);
●	No worsening of glycemic control;
●	Had overall adverse events, or AEs, comparable to placebo;
●	Had no increase in muscle-related AEs, serious adverse events, discontinuations due to AEs or elevations in liver function tests, or LFTs; and
●	Achieved LDL-C levels of <70 mg/dl and an LDL-C reduction of >50 percent in approximately 40 percent of patients.

Ongoing Clinical Studies

Open-Label Extension of Study 1—Global pivotal Phase 3 long-term safety and tolerability study in patients with hypercholesterolemia on maximally tolerated background lipid-modifying therapy

Safety data will be obtained from an open-label extension study which completed enrollment of 1,462 of the 2,230 patients enrolled in Study 1 in March 2018. Initiated in February 2017, this open-label extension study will evaluate the long-term safety of bempedoic acid 180 mg in high CVD risk patients with hypercholesterolemia and with atherosclerotic cardiovascular disease, or ASCVD, and/or heterozygous familial hypercholesterolemia, or HeFH, whose LDL-C is not adequately controlled with current lipid-modifying therapies, and who are taking maximally tolerated statin therapy. This open-label extension study will be conducted at approximately 100 sites included in the parent study in the U.S., Canada and Europe. The primary objective is to assess the long-term safety in patients treated with bempedoic acid for up to 1.5 years. Secondary objectives include evaluating the 52- and 78-week effects of bempedoic acid on lipid and cardiometabolic risk markers, including LDL-C, non-HDL-C, total cholesterol, apoB and hsCRP. The open-label extension study will be completed around year-end 2019.

Global Cardiovascular Outcomes Trial—CLEAR Outcomes

CLEAR Outcomes is a Phase 3, event driven, randomized, multicenter, double-blind, placebo-controlled clinical study designed to evaluate whether treatment of bempedoic acid reduces the risk of cardiovascular events in patients with statin intolerance, or who are considered statin averse, who have cardiovascular disease or are at high risk for cardiovascular disease. The primary endpoint of the study is the effect of bempedoic acid on major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is designed to provide 90 percent power to detect an approximately 15 percent relative risk reduction in the primary endpoint in the bempedoic acid treatment group as compared to the placebo group and is expected to complete with a minimum of 1,620 patients experiencing the primary endpoint.

The study over-enrolled with 14,032 patients with hypercholesterolemia and high cardiovascular disease risk at over 1,200 sites in 32 countries. Eligible patients at high risk (LDL-C >100 mg/dL in primary prevention) for cardiovascular disease or with cardiovascular disease (LDL-C between 100 mg/dL to 190 mg/dL in secondary prevention) and who are only able to tolerate less than the lowest approved daily starting dose of a statin and considered “statin averse”, were randomized to receive bempedoic acid 180 mg once-daily or placebo. The expected average baseline LDL-C level in all patients is between 135 mg/dL and 140 mg/dL.

CLEAR Outcomes will conclude once the predetermined number of MACE endpoints occur. We initiated CLEAR Outcomes in December 2016 and completed enrollment in August 2019. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022. The study is intended to support our submissions for a CV risk reduction indication in the U.S. and Europe.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales. In the future, we may never generate revenue from the sale of bempedoic acid or the bempedoic acid / ezetimibe combination tablet or other product candidates. In the three and nine months ended September 30, 2019, we recognized $1.0 million and $147.4 million of revenue associated with the $150.0 million upfront payment from our collaboration agreement with DSE. We expect to recognize the remaining $2.6 million ratably over the period leading up to the approval of the MAA acceptance by the EMA due to an ongoing performance obligation related to the ongoing regulatory efforts for the MAA in the DSE Territory. If we fail to complete the development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any other product candidates and secure approval from regulatory authorities, our ability to generate future revenue and our results of operations and financial position will be adversely affected.

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

Interest Expense

Interest expense for the nine months ended September 30, 2019 was related to our RIPA with Oberland. Costs during the nine months ended September 30, 2018 consists primarily of costs associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount, deferred issuance costs and final payment fee.

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

Revenue Interest Liability

We have entered into a RIPA to support the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and provide for other working capital needs. The revenue interest liability related to the RIPA is presented net of deferred issuance costs on the condensed balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method and is presented as interest expense on the condensed statements of operations. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Issuance costs in connection with the RIPA are amortized to interest expense over the estimated term of the RIPA.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(unaudited, in thousands)
Revenue:
Collaboration revenue	$981	$—	$981
Operating Expenses:
Research and development	48,281	41,551	6,730
General and administrative	18,468	9,011	9,457
Loss from operations	(65,768)	(50,562)	(15,206)
Interest expense	(3,996)	—	(3,996)
Other income, net	1,387	651	736
Net loss	$(68,377)	$(49,911)	$(18,466)

Revenue

Collaboration revenue recognized from our collaboration agreement with DSE for the three months ended September 30, 2019 was $1.0 million. Revenue was attributable to the ongoing performance obligation from our collaboration agreement signed on January 2, 2019 related to the ongoing regulatory efforts for the MAA in the DSE Territory.

Research and development expenses

Research and development expenses for the three months ended September 30, 2019, were $48.3 million, compared to $41.6 million for the three months ended September 30, 2018, an increase of $6.7 million. The increase in research and development expenses was primarily attributable to clinical development costs for bempedoic acid, including costs to support the ongoing CLEAR CVOT, commercial product manufacturing supply as we approach anticipated approval, and increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2019, were $18.5 million, compared to $9.0 million for the three months ended September 30, 2018, an increase of $9.5 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, including costs to support pre-commercialization activities, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

Interest Expense

Interest expense for the three months ended September 30, 2019, was $4.0 million. Interest expense was related to our RIPA with Oberland.

Other income, net

Other income, net for the three months ended September 30, 2019, was $1.4 million, compared to $0.7 million for the three months ended September 30, 2018, an increase of $0.7 million. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(unaudited, in thousands)
Revenue:
Collaboration revenue	$147,382	$—	$147,382
Operating Expenses:
Research and development	137,377	122,015	15,362
General and administrative	44,142	21,921	22,221
Loss from operations	(34,137)	(143,936)	109,799
Interest expense	(3,996)	(28)	(3,968)
Other income, net	2,914	2,193	721
Net loss	$(35,219)	$(141,771)	$106,552

Revenue

Collaboration revenue recognized from our collaboration agreement with DSE for the nine months ended September 30, 2019 was $147.4 million. Revenue was attributable to the initial recognition of the upfront payment from our collaboration agreement signed on January 2, 2019 and the ongoing performance obligation from the ongoing regulatory efforts for the MAA in the DSE Territory.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2019, were $137.4 million, compared to $122.0 million for the nine months ended September 30, 2018, an increase of $15.4 million. The increase in research and development expenses was primarily attributable to clinical development costs for bempedoic acid, including costs to support the ongoing CLEAR CVOT, commercial product manufacturing supply as we approach anticipated approval, regulatory submissions and increases in our headcount and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2019, were $44.1 million, compared to $21.9 million for the nine months ended September 30, 2018, an increase of $22.2 million. The increase in general and administrative expenses was primarily attributable to costs to support public company operations, including costs to support pre-commercialization activities, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

Interest Expense

Interest expense for the nine months ended September 30, 2019, was $4.0 million, compared to less than $0.1 million for the nine months ended September 30, 2018. Interest expense for the nine months ended September 30, 2019 was related to our RIPA with Oberland. Interest expense for the nine months ended September 30, 2018 was related to our credit facility with Oxford Finance LLC.

Other income, net

Other income, net for the nine months ended September 30, 2019, was $2.9 million, compared to $2.2 million for the nine months ended September 30, 2018, an increase of $0.7 million. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Liquidity and Capital Resources

We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements. Pursuant to the license and collaboration agreement with DSE signed on

January 2, 2019, we received an upfront cash payment of $150.0 million from DSE and are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $124.4 million, net of issuance costs, and are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. In return, Oberland will have a right to receive revenue interests based on net sales of our product candidates. To date, we have not generated any revenue from product sales and we anticipate that we will incur losses for the foreseeable future.

As of September 30, 2019, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $212.0 million and $31.9 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(20,347)	$(119,946)
Cash provided by investing activities	67,099	101,881
Cash provided by financing activities	129,181	10,352
Net increase (decrease) in cash and cash equivalents	$175,933	$(7,713)

Operating Activities

We have incurred and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our operations.

Net cash used in operating activities totaled $20.3 million for nine months ended September 30, 2019, consisting of the $150.0 million upfront payment from the DSE collaboration offset by cash used to fund the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital. Net cash used in operating activities totaled $120.0 million for the nine months ended September 30, 2018. The primary use of our cash for the nine months ended September 30, 2018 was to fund the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $67.1 million and $101.9 million for the nine months ended September 30, 2019 and 2018, respectively, consisted primarily of proceeds from the sale and maturities of highly liquid, interest-bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $129.2 million for the nine months ended September 30, 2019 related primarily to the upfront cash received from the RIPA with Oberland. Net cash provided by financing activities of $10.4 million for the nine months ended September 30, 2018 related primarily to proceeds from exercise of our common stock options.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT, NDA and MAA submissions and commercial launch activities. Pursuant to the license and collaboration agreement with DSE, we received an upfront cash payment of $150.0 million from DSE and are eligible for substantial additional sales and regulatory milestone payments and royalties, including an additional $150.0 million upon first commercial sale in the DSE Territory. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $125.0 million and may be eligible for an additional $25.0 million upon regulatory approval of either of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. In return, Oberland will have a right to receive revenue interest payments from us based on net sales of certain of our products. We estimate that current cash resources and proceeds to be received in the future under the DSE collaboration agreement and the RIPA with Oberland are sufficient to fund operations through the expected approvals of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, if approved for LDL-C lowering indications. We may, however, need to secure additional cash resources to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commitments

On June 26, 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of our net sales in the covered territory (as detailed in the RIPA). The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the consolidated balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Refer to Note 8 “Liability Related to the Revenue Interest Purchase Agreement” in the Notes to the Condensed Financial Statements for further information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $212.0 million and $31.9 million at September 30, 2019, and $37.0 million and $99.3 million at December 31, 2018, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

We contract with CROs and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. We do not believe that fluctuations in foreign currency rates have had a material effect on our results of operations during the nine months ended September 30, 2019.

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2019.

We have entered into a revenue interest purchase agreement. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. We do not believe a change in interest rate has had a material effect on our results of operations during the nine months ended September 30, 2019.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, we implemented certain additional controls in connection with the ongoing accounting for our revenue interest liability with Oberland.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 12, 2016, a purported stockholder of our company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, we filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. On September 27, 2018, the Sixth Circuit issued an opinion in which it reversed the district court’s dismissal and remanded for further proceedings. On October 11, 2018, we filed a petition for rehearing en banc and, on October 23, 2018, the Sixth Circuit of Appeals directed plaintiffs to respond to that petition. On December 3, 2018, the Sixth Circuit denied our petition for en banc rehearing, and on December 11, 2018, the case was returned to the federal district court by mandate from the Sixth Circuit. On December 26, 2018, we filed our answer to the amended complaint, and on March 28, 2019, we filed our amended answer to the amended complaint. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

Item 1A. Risk Factors

Except for the historical information contained herein or incorporated by reference, this report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in Part I, Item 2 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this report and in any documents incorporated in this report by reference.

You should consider carefully the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Part II, Item 1A of our Quarterly Report for the quarter ended June 30, 2019, and in all of the other information included or incorporated in this report and other filings that we make with the Securities and Exchange Commission. If any of the previously identified risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	3.2	6/12/2013	333-188595

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	3.4	6/12/2013	333-188595

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	6/12/2013	333-188595

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

ESPERION THERAPEUTICS, INC.

November 6, 2019	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2019	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)