Form 10-K
period 2019-12-31
Esperion Therapeutics, Inc.
filed 2020-02-27
CIK 1434868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35986

Esperion Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1870780
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3891 Ranchero Drive, Suite 150	48108
Ann Arbor, Michigan 48108	(Zip Code)
(Address of Principal Executive Offices)

(734) 887-3903

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ESPR	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2019, based upon the closing price of $46.52 of the registrant’s common stock as reported on the NASDAQ Global Market, was $1.09 billion. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 1, 2020, there were 27,512,441 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2019.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our expectations as to the timing of anticipated commercial launch of NEXLETOL TM (bempedoic acid) tablet and NEXLIZET TM (bempedoic acid and ezetimibe) tablets in the United States;
●	our views as to our readiness for commercial launch of NEXLETOL and NEXLIZET in the United States, including our plans with respect to the focus and activities of our field force, the nature of our planned marketing, market access and patient support activities, and our expected pricing of NEXLETOL and NEXLIZET, and related assumptions;
●	our views as to potential future results of our commercialization efforts in the United States with respect to NEXLETOL and NEXLIZET, including our expectations with respect to the scope, level and availability of reimbursement and the nature of any limitations imposed by payors; and the level of market acceptance of NEXLETOL and NEXLIZET by healthcare institutions, prescribers and patients;
●	our ability to obtain regulatory approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe and other territories, including statements related to specific clinical studies or clinical observations that will be required for such approval;
●	our ability to achieve clinical, regulatory or commercial milestones with our existing cash resources;
●	the design, timing or outcome of our cardiovascular outcomes trial, or CVOT, of bempedoic acid;
●	the design, timing or outcome of our ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet;
●	our ability to realize the intended benefits of the commercial collaboration and license arrangement with Daiichi Sankyo Europe GmbH, or DSE;
●	our ability to recruit and enroll patients, particularly patients with statin intolerance, in any ongoing or future clinical study;
●	our ability to replicate positive results from a completed clinical study in a future clinical study;
●	our ability to fund our development programs and commercial launch of NEXLETOL and NEXLIZET in the U.S. with existing capital or our ability to raise additional capital in the future;
●	the potential benefits, effectiveness or safety of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as compared to statins and other low density lipoprotein cholesterol, or LDL-C, lowering therapies, either those currently available or those in development;
●	our ability to respond and adhere to changes in regulatory requirements, including any requirement to conduct additional, unplanned clinical studies in connection with our pursuit of bempedoic acid and the bempedoic acid / ezetimibe combination tablet as an LDL-C lowering therapy;

●	guidelines relating to LDL-C levels and cardiovascular risk that are generally accepted within the medical community, including recent changes and any future changes to such guidelines;
●	reimbursement policies, including any future changes to such policies or related legislative, executive, or administrative actions, and their impact on our ability to market, distribute and obtain payment for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States and, if approved in Europe and other territories;
●	the accuracy of our estimates of the size and growth potential of the LDL-C lowering market and the rate and degree of bempedoic acid and the bempedoic acid / ezetimibe combination tablet’s market acceptance in the United States and, if approved, in Europe and other territories;
●	our ability to obtain and maintain intellectual property protection for bempedoic acid and the bempedoic acid / ezetimibe combination tablet without infringing on the intellectual property rights of others in the U.S., Europe and other territories;
●	the loss of any of our key personnel, including scientific, clinical, commercial or management personnel;
●	our plan and ability to establish strategic relationships or partnerships, as needed; and
●	our ability to compete with other companies that are, or may be, developing or selling products that may compete with bempedoic acid and the bempedoic acid / ezetimibe combination tablet, in the United States and, if approved, in Europe and other territories.

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

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Esperion” the “Company,” “we,” “us,” and “our” refer to Esperion Therapeutics, Inc.

Item 1. Business

Overview

We are the Lipid Management Company, a pharmaceutical company focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering medicines that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. NEXLETOLTM (bempedoic acid) tablet and NEXLIZETTM (bempedoic acid and ezetimibe) tablets are the first, oral, once-daily, non-statin LDL-C lowering medicines approved in the U.S. in nearly 20 years for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

On February 21, 2020, we announced that the U.S. Food and Drug Administration, or FDA, approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLETOL on cardiovascular morbidity and mortality has not been determined. NEXLETOL is the first oral, once-daily, non-statin LDL-C lowering medicine approved since 2002 for indicated patients.

On February 26, 2020, we announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLIZET on cardiovascular morbidity and mortality has not been determined. NEXLIZET is the first non-statin, LDL-C lowering combination medicine ever approved.

Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are under regulatory review by the European Medicines Agency, or EMA. The two Marketing Authorisation Applications, or MAAs, will be applicable to all 28 European Union member states plus the United Kingdom, Iceland, Norway and Liechtenstein. On January 31, 2020, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion for the MAAs of both bempedoic acid and the bempedoic acid / ezetimibe combination tablet, recommending approval for the treatment of hypercholesterolemia and mixed dyslipidemia. The European Commission will review the CHMP opinion and is expected to deliver its final decision by April 2020.

We are conducting a global cardiovascular outcomes trial, or CVOT, —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial is designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with 14,032 patients in August 2019. The primary endpoint of the study is the effect of bempedoic acid on major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is an event-driven trial and will conclude once the predetermined number of MACE endpoints occur. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022. We intend to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe and other territories.

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

On June 26, 2019, we entered into a Revenue Interest Purchase Agreement, or RIPA, with Eiger II SA LLC, or Oberland, an affiliate of Oberland Capital LLC, and the Purchasers named therein. Pursuant to the RIPA, Oberland paid us $125.0 million on closing, less certain issuance costs, and, subject to the RIPA, we are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of our net sales in the covered territory. The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. Refer to Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

NEXLETOLTM (bempedoic acid) Tablet

NEXLETOL is a first-in-class ATP Citrate Lyase, or ACL, inhibitor that lowers LDL-C by reducing cholesterol biosynthesis and up-regulating the LDL receptors. Completed Phase 3 studies conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, demonstrated an average 18 percent placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. NEXLETOL is the first oral, once-daily, non-statin LDL-C lowering medicine approved in the U.S. in nearly 20 years for patients with ASCVD or HeFH.

NEXLETOL was approved by the FDA in February 2020 as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLETOL on cardiovascular morbidity and mortality has not been determined. NEXLETOL was generally well-tolerated in clinical studies. Label warnings and precautions include hyperuricemia, with the development of gout in a small percentage of patients, as well as increased risk of tendon rupture or injury. The most common adverse events reported with NEXLETOL (incidence ≥ 2% and greater than placebo) were upper respiratory tract infections, muscle spasms, hyperuricemia, back pain, abdominal pain or discomfort, bronchitis, pain in extremity, anemia, and elevated liver enzymes.

NEXLIZETTM (bempedoic acid and ezetimibe) Tablets

NEXLIZET contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. Phase 3 data demonstrated NEXLIZET lowered LDL-C by a mean of 38 percent compared to placebo when added on to maximally tolerated statins. NEXLIZET is the first non-statin, LDL-cholesterol lowering combination medicine ever approved.

NEXLIZET was approved by the FDA in February 2020 as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLIZET on cardiovascular morbidity and mortality has not been determined. NEXLIZET was generally well-tolerated in a pivotal Phase 3 study. It is contraindicated for patients with known hypersensitivity to ezetimibe. Label warnings and precautions include hyperuricemia, with the development of gout in a small percentage of patients, as well as an increased risk of tendon rupture or injury. The most common adverse events reported in the development program (incidence ≥ 2% and greater than placebo) were generally reported at similar rates in patients who received placebo and were upper respiratory tract infection, muscle spasms, hyperuricemia, back pain, abdominal pain or discomfort, bronchitis, pain in extremity, anemia, elevated liver enzymes, diarrhea, arthralgia, sinusitis, fatigue, and influenza. The majority of adverse events reported with NEXLIZET were mild to moderate in severity.

Mechanism of Action

In November 2016, we announced the publication of “Liver-specific ATP Citrate Lyase inhibition by bempedoic acid decreases LDL-C and attenuates atherosclerosis,” by Pinkosky et al., in Nature Communications. The paper outlines the experiments and analyses undertaken by us and our collaborators to understand the mechanism of action for how bempedoic acid reduces LDL-C, including its specificity for the liver. Bempedoic acid is an adenosine triphosphate-citrate lyase, or ACL, inhibitor that lowers LDL-C by inhibition of cholesterol synthesis in the liver. ACL is an enzyme upstream of 3-hydroxy-3-methyl-glutaryl-coenzyme A, or HMG-CoA, reductase in the cholesterol biosynthesis pathway. Bempedoic acid and its active metabolite, ESP15228, require coenzyme A, or CoA, activation by very long-chain acyl-CoA synthetase 1, or ACSVL1, to ETC-1002-CoA and ESP15228-CoA, respectively. ACSVL1 is expressed primarily in the liver. Inhibition of ACL by ETC-1002-CoA results in decreased cholesterol synthesis in the liver and lowers LDL-C in blood via upregulation of low-density lipoprotein receptors.

Cardiovascular Disease and Elevated LDL-C

Cardiovascular disease, which includes heart attacks, strokes and other cardiovascular events, represents the number one cause of death globally. The American Heart Association, or AHA, estimates that more than 800,000 deaths in the United States were caused by cardiovascular disease in 2018.

Elevated LDL-C is well-accepted as a significant risk factor for cardiovascular disease. In the U.S. there are 96 million people, or more than 37 percent of the U.S. adult population, that have elevated levels of LDL-C. A consequence of elevated LDL-C is atherosclerosis, which is a disease characterized by the deposition of excess cholesterol and other lipids in the walls of arteries as plaque. The development of atherosclerotic plaques often leads to cardiovascular disease. The risk relationship between elevated LDL-C and cardiovascular disease was first defined by the Framingham Heart Study, which commenced in 1948 to define factors that contributed to the development of cardiovascular disease. The study enrolled participants who did not have any form of cardiovascular disease and followed them over a long period of time. Elevated LDL-C was identified early on as a key risk factor for the eventual development of cardiovascular disease.

The first marketed statin, lovastatin, was approved for use in the United States in 1987 as a therapy to lower elevated LDL-C levels. That same year, the National Cholesterol Education Program issued its first guidelines for the diagnosis and treatment of patients with elevated LDL-C. Over the subsequent 22 years, seven more statins were approved for use to lower elevated LDL-C levels.

In 1994 the first cardiovascular outcomes study with a statin was published. This study demonstrated a significant reduction in risk for total mortality and major cardiovascular events. A series of additional clinical outcomes studies with statins have each shown that lowering elevated LDL-C translated into reduced risk for major cardiovascular events. The relationship between the extent of LDL-C lowering and reduction in cardiovascular risk appeared to be linear, which has supported a hypothesis that lower LDL-C is associated with lower cardiovascular risk. This hypothesis was tested and proven in the TNT (Treating to New Targets) study where an on-treatment LDL-C level of 77 mg/dL associated with 80 mg of atorvastatin treatment translated into a statistically significant 22% reduction in risk of major cardiovascular events as compared with the 101 mg/dL on-treatment LDL-C level associated with 10 mg of atorvastatin.

Major Completed Clinical Outcomes Studies with Statin Therapies

Study name	4S	WOSCOPS	AFCAPS/TexCAPS	TNT	JUPITER
Study drug	Simvastatin	Pravastatin	Lovastatin	Atorvastatin	Rosuvastatin
No. of patients	4,444	6,595	6,605	10,001	17,803
Study design	Placebo controlled, monotherapy	Placebo controlled, monotherapy	Placebo controlled, monotherapy	Low dose vs high dose atorvastatin	Placebo controlled, monotherapy
Patient population	Secondary Prevention	Primary Prevention	Primary Prevention	Secondary Prevention	Primary Prevention
Baseline LDL‑C (mg/dL)	188	192	156	98	108
LDL‑C reduction	35%	26%	26%	21%	50%
CV RRR	35%	31%	37%	22%	44%

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

The direct relationship between lower LDL-C levels and reduced risk for major cardiovascular events has been consistently demonstrated in greater than 30 clinical studies completed over 28 years involving more than 175,000 patients. As a result, physicians are highly focused on lowering LDL-C levels in their patients, and we believe there is a trend towards even more aggressive LDL-C lowering. For example, in the United States, increased attention has been placed on aggressive LDL-C management by organizations such as the AHA and the American College of Cardiology, or ACC. Additionally, both the Canadian Cardiovascular Society and the Joint British Societies have supported even lower LDL-C treatment targets for high-risk patients. This has led to the combination of statins with non-statins medicines such as ezetimibe and proprotein convertase subtilisin/kexin type 9 inhibitors, or PCSK9 inhibitors, for certain patients to reach their LDL-C goals.

In November 2018, the ACC and the AHA issued new guidelines for the treatment of elevated LDL-C. For the first time since 2013, the guidelines returned to including specific, numerical LDL-C treatment thresholds for patients. The guidelines directed physicians to continue to focus on LDL-C lowering to reduce risk in primary and secondary prevention patients, and maintain adequate LDL-cholesterol levels of: 70 mg/dL for patients at very high-risk for future cardiovascular events and 100 mg/dL for patients without a history of ASCVD. The guidelines call for using statins first to achieve LDL-C thresholds, and then consider adding non-statin medicines.

For the first time ever in an LDL-C guideline, the 2018 recommendations encouraged physicians to consider the cost-effectiveness of drug treatment options, specifically referencing the low cost-effectiveness of PCSK9 inhibitors. In addition, the guidelines also recommended that primary prevention patients with diabetes start with a moderate-intensity statin, increasing to a high-intensity statin if needed. Non-statin drugs could be added to achieve LDL-C lowering of >50%. Furthermore, in higher risk primary prevention patients who need aggressive LDL-C lowering, and in whom a high intensity statin is not acceptable or tolerated, adding non-statin medicines is reasonable. Also, instead of using the term “statin intolerance,” the new guidelines prefer the use of “statin-associated side effects.”

2018 AHA/ACC Guidelines on the Management of Blood Cholesterol

Patient Cardiovascular Disease Risk	LDL-C Threshold for Treatment
Patients with ASCVD	≥70 mg/dL after statins
Patients with LDL-C >190 mg/dL at baseline and/or HeFH	≥100 mg/dL after statins
Patients with diabetes	≥70 mg/dL to initiate treatment
Patients with statin-associated side effects	Use of nonstatins (oral first) is recommended in patients who cannot tolerate statins

Patients with HeFH or established ASCVD who require additional lowering of LDL-C —Market Opportunity for Bempedoic Acid and the Bempedoic Acid / Ezetimibe Combination Tablet

We have been pursuing the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet as an adjunct to diet and maximally tolerated statin therapy for patients with HeFH or established ASCVD who require additional lowering of LDL-C. The severity of elevated LDL-C in these patients, their level of CVD risk and their therapeutic options all widely vary.

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

Muscle pain and weakness are the most common side effects experienced by statin users and the most common causes for discontinuing therapy. Moreover, a significant proportion of patients remain on statin therapy despite experiencing muscle-related side effects, and require additional LDL-C lowering therapies to help them achieve their LDL-C treatment goals. Accordingly, we believe that in the presence of an oral, once-daily, non-statin LDL-C lowering therapy, the statin intolerant market could grow substantially. According to our research, approximately 9.6 million patients in the United States are not on statins, need additional LDL-C lowering, and it is estimated that most are only able to tolerate less than the lowest approved daily starting dose of their statin and are therefore considered to be statin intolerant.

Patients with Homozygous Familial Hypercholesterolemia (HoFH)

A small subpopulation of patients with extremely elevated levels of LDL-C, estimated to be approximately 1,100 patients in the U.S. and 26,000 patients in the world, suffer from homozygous familial hypercholesterolemia, or HoFH. HoFH is a serious and rare genetic disease and patients with HoFH lack or have dysfunctional LDL-receptors and cannot remove LDL-particles and LDL-C from the blood. As a result, untreated HoFH patients typically have LDL-C levels in the range of 450 mg/dL to 1,000 mg/dL. Microsomal triglyceride transfer protein, or MTP inhibitors, a PCSK9 inhibitor and an apolipoprotein B, or ApoB, antisense oligonucleotide are approved therapies to lower elevated LDL-C levels in patients with a clinical or laboratory diagnosis of HoFH. Given the serious safety concerns with the MTP inhibitor and ApoB antisense oligonucleotide, specifically hepatotoxicity, the FDA has restricted their usage to this narrow subpopulation.

Statin Therapy

Statins are the standard of care for patients with hypercholesterolemia today and are highly effective at lowering LDL-C. This class of drugs includes atorvastatin calcium, marketed as Lipitor®, the most prescribed LDL-C lowering drug in the world, representing well over 50% of all statin prescriptions in the U.S. and around the world.

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

The benefits of statin use in lowering LDL-C levels and improving cardiovascular outcomes are well documented. Despite the effectiveness of statins and their broad market acceptance, there are over 18 million diagnosed U.S. patients on maximally tolerated statin therapy (approximately 9 million patients who are currently taking a statin and over 9 million patients who can’t or won’t take statins and for whom their maximally tolerated statin is no statin at all) who are unable to reach their LDL-C goal on their maximally tolerated statin therapy alone. In rare but extreme cases, statins can lead to muscle breakdown, kidney failure and death. For these reasons, we believe there is a need for new oral, once-daily, non-statin medicines to treat patients with elevated LDL-C.

Other Approved Therapies

PCSK9 Inhibitors

PCSK9 inhibitors inhibit PCSK9, an enzyme involved in the degradation of LDL receptors. PCSK9 inhibitors are injectable, monoclonal antibodies to lower LDL-C. In 2015, the FDA approved two PCSK9 inhibitors: alirocumab, which was developed by Sanofi and Regeneron Pharmaceuticals, and evolocumab, which was developed by Amgen, Inc. These therapies were originally approved as an adjunct to diet and maximally tolerated statin therapy for patients with HeFH and/or ASCVD that require additional lowering of LDL-C. Additionally, evolocumab was approved as an adjunct to diet and other LDL-C lowering therapies for patients with HoFH. In 2016, Pfizer discontinued development of its PCSK9 inhibitor, bococizumab, due to unanticipated attenuation of LDL-C lowering over time in its Phase 3 studies.

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

In March 2018, Regeneron Pharmaceuticals and Sanofi announced top-line results for the ODYSSEY Outcomes CVOT where alirocumab demonstrated a statistically significant 15 percent reduction in the risk of cardiovascular events. Full results of ODYSSEY Outcomes were presented at the Scientific Sessions of the ACC in March 2018, and were published in the New England Journal of Medicine in November 2018. In April 2019, the FDA approved alirocumab to reduce the risk of heart attack, stroke, and unstable angina requiring hospitalization in adults with established CVD. On December 10, 2019 Regeneron Pharmaceuticals and Sanofi announced their intent to simplify their antibody collaboration for alirocumab by restructuring into a royalty-based agreement. Under the proposed restructuring, Regeneron is expected to gain sole U.S. rights to alirocumab and Sanofi is expected to gain sole ex-U.S. rights to alirocumab. Completion of the proposed arrangement is expected to be finalized in the first quarter of 2020.

As described in currently approved U.S. prescribing information, PCSK9 inhibitors have demonstrated reductions of LDL-C when added on to maximally tolerated statin therapy in patients with HeFH and/or ASCVD of up to 64%. When PCSK9 inhibitors were used in patients with hypercholesterolemia considered to be statin intolerant, LDL-C levels were reduced by 45-56%. PCSK9 inhibitors’ U.S. prescribing information also now includes an indication for the reduction in risk of myocardial infarction, stroke and coronary revascularization in patients with established cardiovascular disease. In addition, evolocumab and alirocumab are indicated for use alone or in combination with other lipid-lowering agents for patient with primary hyperlipidemia, including familial and nonfamilial hypercholesterolemia. Notwithstanding the LDL-C lowering efficacy of PCSK9 inhibitors, we believe their adoption by patients, physicians, and payors could be adversely impacted by their higher cost, notwithstanding recent price reductions, substantial prior authorization processes, and their injectable route of administration.

Additional PCSK9 Inhibitors in Development

Novartis AG is developing inclisiran and the new drug application, or NDA, for inclisiran was submitted to the FDA in December 2019. Unlike the PCSK9 antibodies from Regeneron Pharmaceuticals and Sanofi and Amgen, inclisiran is a long-acting RNA interference therapeutic agent that inhibits the synthesis of PCSK9. Findings from clinical studies suggest that inclisiran may be dosed every 6 months, with a 3 month timeframe only between first and second dose. Like the PCSK9 antibodies, inclisiran is an injectable therapy that lowers LDL-C between 45% to 58% in Phase 3 clinical testing. In November 2019, Novartis AG acquired The Medicines Company. The Medicines Company initiated the ORION-4 trial in October 2018 which is designed to evaluate cardiovascular outcomes in 15,000 people being treated with inclisiran or placebo.

Triglyceride Lowering Therapy

Icosapent ethyl is ethyl esters of the omega-3 fatty acid, eicosapentaenoic acid, or EPA, obtained from fish oil. Its potential mechanisms of action include increased β-oxidation, inhibition of acyl-CoA:1,2-diacylglycerol acyltransferase, or DGAT, decreased lipogenesis in the liver, and increased plasma lipoprotein lipase activity. Icosapent ethyl is an oral drug that is administered daily in 4 grams per day taken as four 0.5-gram capsules or two 1-gram capsules twice daily with food. In 2012, the FDA approved icosapent ethyl, which was developed by Amarin Corporation, an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥ 500 mg/dL) hypertriglyceridemia. In clinical trials, icosapent ethyl lowered triglycerides by approximately 27 percent in clinical trials.

In September 2018, Amarin announced top-line results for the REDUCE-IT (Reduction of Cardiovascular Events Outcomes) CVOT where icosapent ethyl was added to patients on stable statin therapy who had their LDL-C under control (median LDL-C levels of 75 mg/dL). Icosapent ethyl demonstrated a statistically significant 25 percent reduction in risk of cardiovascular events. Full results of REDUCE-IT were presented at the AHA in November 2018, and were published in The New England Journal of Medicine in January 2019. In December 2019, Amarin received FDA approval for icosapent ethyl as an adjunct to maximally tolerated statin therapy to reduce the risk of myocardial infarction, stroke, coronary revascularization, and unstable angina requiring hospitalization in adult patients with TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease.

Ongoing Clinical Studies

Global Cardiovascular Outcomes Trial—CLEAR Outcomes

CLEAR Outcomes is a Phase 3, event driven, randomized, multicenter, double-blind, placebo-controlled clinical study designed to evaluate whether treatment of bempedoic acid reduces the risk of cardiovascular events in patients with statin intolerance who have cardiovascular disease or are at high risk for cardiovascular disease. The primary endpoint of the study is the effect of bempedoic acid on major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is designed to provide 90 percent power to detect an approximately 15 percent relative risk reduction in the primary endpoint in the bempedoic acid treatment group as compared to the placebo group and is expected to complete with a minimum of 1,620 patients experiencing the primary endpoint.

The study over-enrolled with 14,032 patients with hypercholesterolemia and high cardiovascular disease risk at over 1,200 sites in 32 countries. Eligible patients at high risk (LDL-C >100 mg/dL in primary prevention) for cardiovascular disease or with cardiovascular disease (LDL-C between 100 mg/dL to 190 mg/dL in secondary prevention) and who are only able to tolerate less than the lowest approved daily starting dose of a statin and considered statin averse,were randomized to receive bempedoic acid 180 mg once-daily or placebo. The expected average baseline LDL-C level in all patients is between 135 mg/dL and 140 mg/dL.

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

Revenue

To date, we have not generated any revenue from product sales. In the year ended December 31, 2019, we recognized $148.4 million of revenue associated with the $150.0 million upfront payment from our collaboration agreement with DSE. We expect to recognize the remaining $1.6 million ratably over the period leading up to the approval of the MAA by the EMA due to an ongoing performance obligation related to the ongoing regulatory efforts for the MAA in the DSE Territory. We expect to launch NEXLETOL in the U.S. on March 30, 2020 and NEXLIZET in July 2020. If we fail to complete the development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any other product candidates we may develop and secure approval from regulatory authorities outside the U.S., our ability to generate future revenue and our results of operations and financial position will be adversely affected.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019, were $175.6 million, which was primarily related to clinical development costs relating to the CLEAR Outcomes CVOT, the open-label extension study, the 1002FDC-058 study, commercial product manufacturing supply as we approach anticipated approval and compensation related costs, including stock-based compensation.

General, Selling and Administrative

We are currently establishing our commercialization and distribution capabilities and will continue to grow our commercial operations. We announced a collaboration agreement for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. We plan to continue to invest additional resources to develop the appropriate commercial infrastructure, such as hiring and training a sales force, building a compliance program and working with payors related to market access to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C.

We continue to engage in partnering discussions with potential third party collaborators. We intend to seek approval and launch commercial sales of the bempedoic acid and the bempedoic acid / ezetimibe combination tablet in territories outside of the United States and Europe by establishing additional collaborations with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

Manufacturing and Supply

Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are small molecule drugs that are synthesized from readily available raw materials using conventional chemical processes. We currently have no manufacturing facilities. We rely on contract manufacturers to produce both drug substances and drug products required for our commercial supply and clinical studies. All lots of drug substance and drug product used in commercial supply and clinical studies are manufactured under current good manufacturing practices. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of the bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States and in Europe and, if approved, and in territories outside of the United States and Europe.

Licenses and Collaboration Agreements

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

For additional details on the DSE agreement, see Note 3 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of bempedoic acid, the bempedoic acid / ezetimibe combination tablet and our other development programs.

As of December 31, 2019, our patent estate, including patents we own, on a worldwide basis, included approximately 24 issued United States patents and eight pending United States patent applications and 20 issued patents and 75 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.

Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. In addition, U.S. Patent Nos. 9,000,041, 8,497,301, 9,624,152 and 10,118,881, which are scheduled to expire in December 2023, claim methods of using bempedoic acid and may also be eligible for a patent term extension. We intend to apply for a patent term extension of a patent covering either the product candidate or its use. There are currently seven issued patents in countries outside the United States that relate to bempedoic acid and its use. Furthermore, of the seven granted patents, we have two granted European patents that have been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. We have one pending U.S. patent application and 19 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. Additionally, we have one pending U.S. patent application and 21 pending applications outside of the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one pending U.S. patent application and 18 pending applications outside the U.S., with claims directed to methods of treatment using a fixed dose combination of bempedoic acid and one or more statins.

In addition to the patents we own, we also hold an exclusive, worldwide, fully paid-up license on any residual background intellectual property not transferred from Pfizer pursuant to the asset transfer agreement.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing a non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or are pursuing patent protection for our product candidates. However, the applicable authorities, including the FDA and the U.S. Patent and Trademark Office, or USPTO, in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued U.S. patents, including patent term extensions we may be eligible for, will expire on dates ranging from 2021 to mid-2031. However, the actual protection afforded by a patent varies on a claim by claim basis for each applicable product, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

We may rely, in some circumstances, on trade secrets and unpatented know-how to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our consultants, vendors, collaborators, scientific advisors, contractors and other third parties and invention assignment agreements with our employees. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, vendors, collaborators, scientific advisors, contractors or other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see “Risk Factors—Risks Related to our Intellectual Property.”

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize bempedoic acid, the bempedoic acid / ezetimibe combination tablet, or any other product candidates may have a material adverse impact on us. If third parties prepare and file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in an interference or derivation proceeding at the USPTO, to determine who is entitled to claim invention.

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

The market for cholesterol regulating therapies is especially large and competitive. The product candidates we are currently developing will face intense competition, either as monotherapies or as combination therapies.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. See “Risk Factors—Risks Related to our Business and the Clinical Development and Commercialization of Our Product Candidates—Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and if approved, in Europe and other territories will be materially adversely affected.”

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing and have developed. Our product candidates must be approved by the FDA through the NDA process before they may legally be marketed in the United States. NEXLETOL and NEXLIZET both received FDA approval through this process as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C.

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, voluntary product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;
●	submission to the FDA of an IND, which must become effective before human clinical studies may begin;

●	performance of adequate and well-controlled human clinical studies according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug for its intended use;
●	submission to the FDA of an NDA for a new drug;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing process, or cGMP;
●	satisfactory completion of any FDA inspections of clinical trial sites, sponsor, and/or clinical research organizations to assess compliance with GCP and assure the integrity of clinical data in support of the NDA; and
●	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any future approvals for our product candidates will be granted on a timely basis, if at all.

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

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life- threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients.
●	Phase 2. Involves clinical studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.
●	Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, including any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also can require, or an NDA applicant may voluntarily propose, a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of a drug outweigh its risks. Elements of a REMS may include “dear doctor letters,” a medication guide, and in some cases restrictions on distribution. These elements are negotiated as part of the NDA approval, and in some cases may delay the approval date. Once adopted, REMS are subject to periodic assessment and modification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of experts who provide advice and recommendations when requested by the FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee.

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

If a product receives regulatory approval, the approval may be significantly limited to specific patient populations, therapeutic settings, risk categories of disease, and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require further Phase 3 and Phase 4 testing to be conducted, which involves clinical studies designed to further assess a drug’s safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration dates, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA, however there can be no assurance that any such extension will be granted to us.

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

Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity or statutory delay in approval resulting from a patent certification. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric clinical study in accordance with a FDA-issued “Written Request” for such a clinical study.

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

Post-Approval Requirements

Any drugs for which we have received or may receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. The FDA may impose additional requirements or commitments to conduct additional studies and trials after approval of a product, such as the FDA has imposed and we have agreed to for NEXLETOL and NEXLIZET. Specifically, as part of our NEXLETOL and NEXLIZET approval, the FDA has required both a pharmacokinetics / pharmacodynamics, or PK/PD, and Phase 3 study evaluating bempedoic acid in patients with HeFH aged 10 years to less than 18 years, a worldwide descriptive study that collects prospective and retrospective data in women exposed to NEXLETOL and NEXLIZET during pregnancy to assess the risk of pregnancy and maternal complications, adverse effects on the developing fetus and neonate, and adverse effects on the infant through the first year of life, a lactation study to analyze milk in lactating women who have received therapeutic doses of NEXLETOL and NEXLIZET, and that we complete the ongoing CLEAR CVOT trial.

Drug manufacturers and other entities involved in the manufacturing and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or may require substantial resources to correct.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical studies and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical studies or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

Employees

As of December 31, 2019, we had 193 full-time employees. Twenty-three of our employees have Ph.D. degrees, seven have M.D. degrees and eight have PharmD degrees. 83 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 19,400 square feet of office space. We believe that our existing facilities are adequate for our current needs.

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

On December 15, 2016, a purported stockholder of our company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. Our company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the company when they made or approved improper statements on August 17, 2015, regarding our lead product candidate’s path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at our company. On February 8, 2019, we and the defendants filed a motion to dismiss the derivative lawsuit. On April 23, 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and we filed a reply brief on May 15, 2019. On November 6, 2019, the court held a hearing on the motion to dismiss. On February 13, 2020, the court granted our motion to dismiss with prejudice and entered judgment in our favor.

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

Available Information

Our website address is www.esperion.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

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

Risks Related to our Business and the Clinical Development and Commercialization of our Product Candidates

We depend almost entirely on the success of two products, bempedoic acid and the bempedoic acid / ezetimibe combination tablet. There is no assurance that the launch of either product in the U.S. will occur on our anticipated timing. There is no assurance that our commercialization efforts in the U.S. with respect to either product will be successful or that we will be able to generate revenues at the levels or within the timing we expect or at the levels or within the timing necessary to support our goals.

To date, we have not generated any revenues from the sale of products. Our lead products, NEXLETOLTM (bempedoic acid) tablet and NEXLIZET TM (bempedoic acid and ezetimibe) tablets, were approved by the FDA in February 2020 but are not yet commercially available. We plan to make NEXLETOL available in the U.S. on March 30, 2020. We plan to make NEXLIZET available in the U.S. in July 2020. There is no assurance that these launches will occur on the timing we anticipate. We may encounter delays or hurdles related to our launches that affect timing.

Our business currently depends heavily on our ability to successfully commercialize NEXLETOL and NEXLIZET in the U.S. to treat patients as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. We may never be able to successfully commercialize the products or meet our expectations with respect to revenues. We have never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built in anticipation of the launch and commercialization of either product in the U.S. will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with HeFH or established ASCVD who require additional lowering of LDL-C. We may also encounter challenges related to reimbursement of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering each product. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Any of these issues could impair our ability to successfully commercialize the bempedoic acid / ezetimibe combination tablet and bempedoic acid or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenue or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

We have obtained regulatory approval from the FDA in the U.S. for both of our leading product candidates as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C, but we cannot be certain that we will be able to obtain approval from the EMA in Europe, or from regulatory authorities in other territories we decide to pursue, or successfully commercialize our products and any future product candidates. Additionally, we cannot be certain that we will be able to obtain approval either of our candidates for any other indication or approval of any future product candidates.

Bempedoic acid and the bempedoic acid / ezetimibe combination tablet may require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence their commercialization in Europe and other markets outside of the U.S. for an LDL-C lowering indication. The clinical studies, manufacturing and marketing of our products and any future product candidates are subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. Of the large number of drugs in development in the U.S., only a small percentage successfully complete the approval process at the FDA, EMA or any other foreign regulatory agency, and are commercialized. Accordingly, we cannot assure you that bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other of our product candidates we may develop will be successfully developed or commercialized. On February 11, 2019, the MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet were submitted to the EMA. In addition, the EMA completed formal validation of the MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

We are not permitted to market our product candidates in Europe for an LDL-C lowering indication or in the U.S. for any other indication until we receive approval of an NDA supplement from the FDA, MAA from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. As a condition to submitting an MAA for the bempedoic acid / ezetimibe combination tablet to treat patients with hypercholesterolemia for an LDL-C lowering indication, we completed the pivotal Phase 3 clinical study (1002FDC-053) in addition to the global pivotal Phase 3 LDL-C lowering program for bempedoic acid and ten Phase 2 clinical studies. Additionally, we may decide to submit a supplemental NDA or MAA in the future for bempedoic acid and the bempedoic acid / ezetimibe combination table for other indications, such as a CVD risk reduction indication. As a condition to submitting an NDA supplement or MAA for bempedoic acid to treat patients with hypercholesterolemia for a CVD risk reduction indication, we have initiated and intend to complete the CLEAR Outcomes CVOT.

Obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet for many reasons, including, among others:

●	the FDA, EMA or any other regulatory authorities may change their approval policies or adopt new regulations, including with respect to whether LDL-C lowering is a surrogate endpoint for initial approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet;
●	the FDA, EMA or any other regulatory authorities may change their approval policies for an LDL-C lowering indication for bempedoic acid and the bempedoic acid / ezetimibe combination tablet if there is a shift in the future standard-of-care for statin intolerant patients with hypercholesterolemia;
●	the FDA, EMA, or any other regulatory authorities may change their approval policies with regard to a CVD risk reduction indication;
●	we may not be able to demonstrate that bempedoic acid and the bempedoic acid / ezetimibe combination tablet are safe and effective in treating patients with hypercholesterolemia to the satisfaction of the FDA, EMA or any other regulatory agency;

●	the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA or EMA for marketing approval;
●	the magnitude of the treatment effect must also be clinically meaningful along with the drug’s safety for a favorable benefit/risk assessment by the FDA, EMA or any other regulatory agency;
●	the FDA, EMA or any other regulatory agency may change in the future the number, design, size, duration, patient enrollment criteria, exposure of patients, or conduct or implementation of our clinical studies;
●	the FDA, EMA or any other regulatory agency may require that we conduct additional clinical studies;
●	the FDA, EMA or any other regulatory agency may not approve the formulation, specifications or labeling of bempedoic acid and the bempedoic acid / ezetimibe combination tablet;
●	the clinical research organizations, or CROs, that we retain to conduct our clinical studies may take actions outside of our control that materially adversely impact our clinical studies;
●	the FDA, EMA or any other regulatory agency may find the data from preclinical studies and clinical studies insufficient to demonstrate that the clinical and other benefits of bempedoic acid and the bempedoic acid / ezetimibe combination tablet outweigh the safety risks;
●	the FDA, EMA or any other regulatory agency may disagree with our interpretation of data from our preclinical studies and clinical studies;
●	the FDA, EMA or any other regulatory agency may not accept data generated at our clinical study sites;
●	if our NDAs are reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our applications or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical studies, limitations in approved labeling or distribution and use restrictions;
●	the FDA, EMA or any other regulatory agency may require the development of a REMS as a condition of approval or post-approval; or
●	the FDA, EMA or any other regulatory agency may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Moreover, because our business is almost entirely dependent upon these product candidates, any setback in our pursuit of its regulatory approval would have a material adverse effect on our business and prospects.

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

In December 2016, we initiated the CLEAR Outcomes CVOT. The completion of the CLEAR Outcomes CVOT or any of our other ongoing clinical studies can be delayed or prevented for a number of reasons, including, among others:

●	the FDA, EMA or any other regulatory authority may not agree to the study design or overall program;
●	the FDA, EMA or any other regulatory authority may place a clinical study on hold;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
●	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical studies;
●	difficulties or delays obtaining institutional review board, or IRB, approval to conduct a clinical study at a prospective site or sites;
●	severe or unexpected drug-related side effects experienced by patients in a clinical study, including instances of muscle pain or weakness or other side effects;
●	reports from preclinical or clinical testing of other cardiometabolic therapies that raise safety or efficacy concerns; and
●	difficulties retaining patients who have enrolled in a clinical study but may be prone to withdraw due to rigors of the study, lack of efficacy, side effects, personal issues or loss of interest.

Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA, the EMA, the IRBs at the sites where the IRBs are overseeing a clinical study, a data safety monitoring committee, or DMC, overseeing the clinical study at issue or any other regulatory authorities due to a number of factors, including, among others:

●	failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical study operations or study sites by the FDA, EMA or any other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;
●	unforeseen safety issues;
●	changes in government regulations or administrative actions;
●	problems with clinical supply materials; and
●	lack of adequate funding to continue the clinical study.

Positive results from completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet are not necessarily predictive of the results of our ongoing CLEAR Outcomes CVOT of bempedoic acid or any other of our clinical studies, nor do they guarantee approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet by the FDA, for additional indications such as a CVD risk reduction indication, EMA or any other regulatory agency. If we cannot replicate the positive results from our completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in our CVOT or other ongoing and/or planned clinical studies, we may be unable to successfully develop, obtain regulatory status for and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

There is a high failure rate for drugs proceeding through clinical studies. Even if we are able to complete our ongoing CLEAR Outcomes CVOT, the positive results from our completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and our Phase 3 1002FDC-053 clinical study of the bempedoic acid / ezetimibe combination tablet, may not be replicated in our ongoing CLEAR Outcomes CVOT or any future studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, nor do they guarantee approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet by the FDA for additional indications such as a CVD risk reduction indication, the EMA or any other regulatory authorities in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results earlier in development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. If we fail to obtain positive results in the CLEAR Outcomes CVOT or any future clinical studies, the regulatory status of our product candidates or future product candidates, and correspondingly, our business and financial prospects, may be materially adversely affected.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such products (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of such products;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	we may be required to change the way such products are distributed or administered, conduct additional clinical trials or change the labeling of the products;
●	we may be subject to regulatory investigations and government enforcement actions;
●	we may decide to recall or remove such products from the marketplace; or
●	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected products, and could substantially increase the costs of commercializing our products and significantly impact our ability to successfully commercialize our products and generate revenues.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

In February 2020 we announced that the FDA approved bempedoic acid and bempedoic acid / ezetimibe combination tablet. In January 2020, we announced that the CHMP of the EMA adopted a positive opinion for the MAAs of both bempedoic acid and the bempedoic acid / ezetimibe combination tablet, recommending approval for the treatment of hypercholesterolemia and mixed dyslipidemia. However, there is no guarantee that the EMA will view results from our Phase 3 1002FDC-053 clinical study or global pivotal Phase 3 LDL-C lowering program alone as sufficient to support approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet. On February 11, 2019, the MAAs for bempedoic acid and the bempedoic acid / ezetimibe combination tablet were submitted to the EMA.

In the event that regulatory agencies determine LDL-C lowering is no longer a surrogate endpoint for initial approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the future, we would plan to submit our MAA for bempedoic acid (monotherapy) for a CV risk reduction indication on the basis of a completed and successful CVOT, which would include the results of the global pivotal Phase 3 LDL-C lowering program, by 2022. We expect that these clinical studies, plus any additional clinical studies that we undertake for the clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, will consume substantial additional financial resources. We expect that our existing cash and cash equivalents, and proceeds to be received in the future under the DSE collaboration agreement, will be sufficient to fund operations through the expected EMA approvals of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, if approved by LDL-C lowering as a surrogate endpoint. We may, however, need to secure additional cash resources to continue to fund the commercialization and further clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future capital requirements may be substantial and will depend on many factors including:

●	the scope, size, rate of progress, results and costs of completing our CLEAR Outcomes CVOT of bempedoic acid;
●	the cost, timing and outcome of our efforts to obtain marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe;
●	our initial commercial sales, and our ability to secure and maintain reimbursement coverage, in the United States, and in Europe if bempedoic acid or the bempedoic acid / ezetimibe combination tablet are approved;
●	the costs associated with commercializing bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any future product candidates if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any future product candidates;
●	DSE's ability to successfully commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the Territory, if approved.
●	the number and characteristics of any additional product candidates we develop or acquire;
●	the cost of manufacturing bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any future product candidates and any products we successfully commercialize; and
●	the costs associated with general corporate activities, such as the cost of filing, prosecuting and enforcing patent claims.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Because the outcome of any clinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and any future product candidates. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are unavailable to us on a timely basis, or at all, we may not be able to continue the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any future product candidate, or to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any future product candidate, if approved.

We are an emerging pharmaceutical company and have not generated any revenue from product sales. We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We have a limited operating history on which to base your investment decision. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as well as preparing for the commercial launch of these products. We have never generated any revenue from product sales. We have obtained regulatory approval for both product candidates from the FDA in the U.S., but have not received approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet from the EMA in Europe, or any other regulatory agency. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock, convertible promissory notes and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements, and we have incurred losses in each year since our inception. Our net losses were $97.2 million, $201.8 million and $167.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $695.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future related to the CLEAR Outcomes CVOT and as we prepare for commercial launch activities, which have included substantial development of both our sales and marketing teams, as well as other related personnel and activities. Our research and development expenses are expected to continue in the foreseeable future as they relate to our ongoing CLEAR Outcomes CVOT, our MAA submissions and any other early-stage development programs or additional indications we choose to pursue. As we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S., we will also incur significant sales, marketing and outsourced manufacturing expenses and expect further significant increases in our general and administration expenses in connection with the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, respectively. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Changes in regulatory requirements, FDA or EMA guidance or unanticipated events, including in our CVOT of bempedoic acid, may occur, which may result in changes to clinical study protocols or additional clinical study requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA or EMA may impose additional clinical study requirements. Significant amendments to our clinical study protocols may require resubmission to the FDA and/or IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of these studies. If we experience substantial delays completing—or if we terminate our CVOT, or if we are required to conduct additional clinical studies, the commercial prospects for bempedoic acid and the bempedoic acid / ezetimibe combination tablet may be harmed and our ability to generate product revenue will be delayed. Even though we have completed enrollment for our CVOT, we may not ultimately be able to demonstrate sufficient clinical benefits from bempedoic acid or the bempedoic acid / ezetimibe combination tablet, and our failure to do so may delay or hinder our ability to obtain FDA or EMA approval for a CVD risk reduction indication.

Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S., and even if we receive such approval in Europe or other markets, we may still face future development and regulatory difficulties.

Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S, and even if we receive such approval in Europe or other markets, regulatory authorities may still impose significant restrictions on bempedoic acid or the bempedoic acid / ezetimibe combination tablet’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies, such as a CVOT. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet will also be subject to ongoing FDA requirements governing the packaging, storage, labeling, advertising and promotion of the product, recordkeeping and submission of safety updates and other post-marketing information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug product. For example, as part of our NEXLETOL and NEXLIZET approval, the FDA has required both a PK/PD and Phase 3 study evaluating bempedoic acid in patients with HeFH aged 10 years to less than 18 years, a worldwide descriptive study that collects prospective and retrospective data in women exposed to NEXLETOL and NEXLIZET during pregnancy to assess the risk of pregnancy and maternal complications, adverse effects on the developing fetus and neonate, and adverse effects on the infant through the first year of life, a lactation study to analyze milk in lactating women who have received therapeutic doses of NEXLETOL and NEXLIZET, and that we complete the ongoing CLEAR CVOT trial.

The EMA and other foreign regulatory authorities may impose similar requirements on bempedoic acid or the bempedoic acid / ezetimibe combination tablet as those described above with respect to the FDA.

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices and other regulations. If we or a regulatory agency discover problems with bempedoic acid or the bempedoic acid / ezetimibe combination tablet, such as adverse events of unanticipated severity or frequency, or problems with the facility where bempedoic acid or the bempedoic acid / ezetimibe combination tablet is manufactured, a regulatory agency may impose restrictions on bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the manufacturer or us, including requiring withdrawal of bempedoic acid or the bempedoic acid / ezetimibe combination tablet from the market or suspension of manufacturing. If we, bempedoic acid or the bempedoic acid / ezetimibe combination tablet or the manufacturing facilities for bempedoic acid or the bempedoic acid / ezetimibe combination tablet fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

●	issue warning letters or untitled letters;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend or withdraw marketing approval;
●	suspend any ongoing clinical studies;
●	refuse to approve pending applications or supplements to applications submitted by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of products, or request that we initiate a product recall.

Even as we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S., we may never receive regulatory approval to market bempedoic acid or the bempedoic acid / ezetimibe combination tablet outside of the U.S.

In order to market any product outside of the U.S., including for DSE to market bempedoic acid or the bempedoic acid / ezetimibe combination tablet in Europe, we must establish and comply with the numerous and varying efficacy, safety and other regulatory requirements of the countries in which we intend to market our product. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA approval. The marketing approval processes in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks, or vice versa. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Even as we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S., they may not achieve broad market acceptance, which would limit the revenue that we generate from their sales.

The commercial success of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the U.S., and, if approved, by the EMA or other regulatory authorities, in Europe and other countries in which we pursue regulatory approval, will depend upon the awareness and acceptance of bempedoic acid and the bempedoic acid / ezetimibe combination tablet among the medical community, including physicians, patients and healthcare payors. Market acceptance of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, if approved, will depend on a number of factors, including, among others:

●	bempedoic acid and the bempedoic acid / ezetimibe combination tablet’s demonstrated ability to treat statin intolerant patients for LDL-C lowering or CV risk reduction as an add-on for patients already on statin therapy, as compared with other available therapies;
●	the relative convenience and ease of administration of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, including as compared with other treatments for patients for LDL-C lowering or CV risk reduction;
●	the prevalence and severity of any adverse side effects such as muscle pain or weakness;
●	limitations or warnings contained in the labeling approved for bempedoic acid or the bempedoic acid / ezetimibe combination tablet by the FDA;
●	availability of alternative treatments, including a number of competitive therapies already approved for LDL-C lowering or CV risk reduction, including PCSK9 inhibitors, or expected to be commercially launched in the near future;
●	pricing and cost effectiveness;
●	the effectiveness of our, and in Europe, DSE’s, sales and marketing strategies, as well as the effectiveness of any other future collaborators;
●	our ability to increase awareness of bempedoic acid or the bempedoic acid / ezetimibe combination tablet through marketing efforts;
●	our ability to obtain sufficient third-party coverage or reimbursement; and
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If bempedoic acid or the bempedoic acid / ezetimibe combination tablet does not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from bempedoic acid and the bempedoic acid / ezetimibe combination tablet to become or remain profitable. Our efforts to educate the medical community and third-party payors about the benefits of bempedoic acid and the bempedoic acid / ezetimibe combination tablet may require significant resources and may never be successful.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we may not be able to generate any revenue.

We are establishing our commercialization and distribution capabilities to support the sales, marketing and distribution of our pharmaceutical products. In order to market bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S., and, if approved by the EMA or any other regulatory body, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. For example, we entered into a License and Collaboration Agreement with DSE for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even though we have obtained marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S., physicians and patients using other LDL-C lowering therapies may choose not to switch to our products.

Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective, safe or convenient treatments enter the market. In addition, patients often acclimate to the brand or type of therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If physicians or patients are reluctant to switch from existing therapies to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, our operating results and financial condition would be materially adversely affected.

The commercialization of the bempedoic acid / ezetimibe combination tablet in the U.S., and, if approved in Europe and other territories, depends on the continued availability of ezetimibe.

The bempedoic acid / ezetimibe combination tablet is dependent on the continued availability of ezetimibe in the marketplace, and there can be no assurance that the current availability of ezetimibe will continue. The producers of ezetimibe are under no obligation to continue producing, commercializing or making ezetimibe available to patients, or to continue producing ezetimibe in any particular quantity, which could prevent our ability to obtain ezetimibe. For example, such producers may encounter manufacturing or other production issues and fail to produce enough ezetimibe, and this could cause our commercialization efforts to fail or be significantly delayed.

Formulary Coverage, Pricing, and Reimbursement policies could limit our ability to sell bempedoic acid or the bempedoic acid / ezetimibe combination tablet.

Sales of our products will depend, in part, on the extent to which our products, once approved, will be covered and reimbursed by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. Adequate coverage and reimbursement from third party payors are critical to new product acceptance. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Significant uncertainty exists in the U.S. as to the coverage and reimbursement status of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Market acceptance and sales of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend, in part, on the extent to which our products in the U.S. will be covered and reimbursed by third-party payors, such as government health care programs, commercial insurance, and managed healthcare organizations and may be affected by healthcare reform measures. Adequate coverage and reimbursement from third party payors are critical to new product acceptance. Third-party payors decide which medications they will pay for and establish reimbursement levels for those medications. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third party payors. These third-party payors are increasingly reducing reimbursement levels for medical products and services. The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that a payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the approved drugs for a particular indication. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational

Cost containment is a primary concern in the U.S. healthcare industry and elsewhere. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. The U.S. federal government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, utilization management and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for bempedoic acid and the bempedoic acid / ezetimibe combination tablet or a decision by a third-party payor to not cover bempedoic acid and the bempedoic acid / ezetimibe combination tablet could reduce physician usage of the product candidates and could have a material adverse effect on our sales, results of operations and financial condition.

We cannot be sure that reimbursement will be available for bempedoic acid or the bempedoic acid / ezetimibe combination tablet and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, bempedoic acid or the bempedoic acid / ezetimibe combination tablet. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging prices. We cannot be sure that coverage will be available for any product candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from one country to another. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain regulatory approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

In some foreign countries, particularly in Canada and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of bempedoic acid and the bempedoic acid / ezetimibe combination tablet with other available therapies. If reimbursement for bempedoic acid or the bempedoic acid / ezetimibe combination tablet is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical studies, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.

Our future product development programs for candidates other than bempedoic acid or the bempedoic acid / ezetimibe combination tablet may require substantial financial resources and may ultimately be unsuccessful.

In addition to the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we may in the future pursue the development of other early-stage development programs. If we conduct any clinical studies for our future product candidates, there will be a number of FDA requirements that we must satisfy before we can commence such clinical studies. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on any early-stage development programs that we may pursue may adversely affect our ability to continue development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, and we may never commence clinical studies of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical studies of our other potential product candidates, such product candidates may never be approved by the FDA.

Recent federal legislation may increase pressure to reduce prices of certain pharmaceutical products paid for by Medicare, which could materially adversely affect our revenue, if any, and our results of operations.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the scope of coverage and the price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. This legislation may pose an even greater risk to bempedoic acid and the bempedoic acid / ezetimibe combination tablet than some other pharmaceutical products because a significant portion of the target patient population for bempedoic acid and the bempedoic acid / ezetimibe combination tablet would likely be over 65 years of age and, therefore, many such patients will be covered by Medicare.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, or ACA, became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA, among other things, increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70%, effective January 1, 2019, by the Bipartisan Budget Act of 2018) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, including decreasing the tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate,” to $0 effective January 1, 2019 as part of the Tax Cuts and Jobs Act, or TCJA. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was effectively nullified, the remaining provisions of the ACA are invalid as well. On December 18, 2019 the Fifth Circuit U.S. Court of Appeals held the individual mandate is unconstitutional, but remanded the case to the lower court to reconsider its earlier invalidation of the full law. Pending review, the Affordable Care Act remains in effect, but it is unclear at this time what effect the latest ruling will have on the Affordable Care Act long term. Litigation and legislation related to the Affordable Care Act are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on

Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2029 unless additional Congressional action is taken. Further, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One such Executive Order directed federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. On December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865). This law repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. Moreover, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase the point-of-sale discount (from 50% under the ACA to 70%) that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that will give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced a bill, the Prescription Drug Pricing Reduction Action of 2019, which is intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill was introduced in the House of

Representatives on September 19, 2019, House Resolution 3, the Lower Drug Costs Now Act of 2019, which would require HHS to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Additionally, on December 18, 2019, HHS and the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase and which suppliers will be included in their prescription drug and other healthcare programs.

We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	the demand for any products for which we may obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to obtain coverage and reimbursement approval for a product;
●	our ability to generate revenues and achieve or maintain profitability; and
●	the level of taxes that we are required to pay.

We expect that changes and challenges to the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any future approved product.

Finally, the availability of generic LDL-C lowering treatments may also substantially reduce the likelihood of reimbursement for branded counterparts or other competitive LDL-C lowering therapies, such as bempedoic acid or the bempedoic acid / ezetimibe combination tablet if it is approved for commercial distribution. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Federal legislation and actions by state governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. from cheaper LDL-C lowering therapies sourced from foreign countries that have placed price controls on pharmaceutical products. The MMA contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. On December 18, 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop, including bempedoic acid and the bempedoic acid / ezetimibe combination tablet, and adversely affect our future revenues and prospects for profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as bempedoic acid or the bempedoic acid / ezetimibe combination tablet. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For instance, we received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C, the first indication we pursued. Physicians may in their practice prescribe bempedoic acid and the bempedoic acid / ezetimibe combination tablet to their patients in a manner that is inconsistent with the approved label, potentially including as a therapy in addition to statins. If we are found to have promoted such off-label uses, we may become subject to public advisory or enforcement letters, reputational damage, and significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion under both the Federal Anti-kickback Statute and False Claims Act and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of bempedoic acid and the bempedoic acid / ezetimibe combination tablet to ensure it remains consistent with its approved labeling, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the U.S. and if approved, in Europe and other territories will be materially adversely affected.

The LDL-C lowering therapies market is highly competitive and dynamic and dominated by the sale of inexpensive generic versions of statins. In 2017, generic statins, ezetimibe, and fixed combination drugs accounted for about 93% of U.S. prescriptions within the cholesterol / LDL-C lowering market. Our success will depend, in part, on our ability to obtain a share of the market, initially, for patient populations consistent with the labeling of our products in jurisdictions where we obtain regulatory approval. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop LDL-C lowering therapies for patients that compete with bempedoic acid and the bempedoic acid / ezetimibe combination tablet that do not infringe the claims of our patents, pending patent applications or other proprietary rights, which could materially adversely affect our business and results of operations.

Lipid lowering therapies currently on the market that would compete with bempedoic acid and the bempedoic acid / ezetimibe combination tablet include the following:

●	Inexpensive generic versions of statins;
●	Inexpensive generic versions of ezetimibe, a cholesterol absorption inhibitor;
●	Injectable PCSK9 inhibitors such as Praluent® (alirocumab) and Repatha® (evolocumab), marketed by Regeneron/Sanofi and Amgen Inc. respectively;
●	Bile acid sequestrants such as Welchol® (colesevelam), marketed by Daiichi Sankyo Inc.;
●	MTP inhibitors, such as JUXTAPID® (lomitapide), marketed by Novelion Therapeutics, Inc.;
●	Apo B Anti-Sense therapy, such as KYNAMRO® (mipomersen), marketed by Kastle Therapeutics LLC;
●	Inexpensive generic versions of combination tablet therapies, such as ezetimibe and simvastatin;
●	Triglyceride lowering therapy such as Vascepa® (icosapent ethyl), marketed by Amarin Corporation; and

●	Other lipid-lowering monotherapies (including cheaper generic versions), such as Tricor® (fenofibrate) and Niaspan® (niacin extended release), both of which are marketed by AbbVie, Inc.

Several other pharmaceutical companies have other LDL-C lowering therapies in development that may be approved for marketing in the U.S. or outside of the U.S.

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience discovering and developing drug candidates, obtaining FDA and other marketing approvals of products and commercializing those products. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than bempedoic acid or the bempedoic acid / ezetimibe combination tablet, and may render bempedoic acid or the bempedoic acid / ezetimibe combination tablet obsolete or non-competitive before we can recover the expenses of developing and commercializing it. The bempedoic acid / ezetimibe combination tablet and bempedoic acid may also compete with unapproved and off-label LDL-C lowering treatments, and following the expiration of additional patents covering the LDL-C lowering market, we may also face additional competition from the entry of new generic drugs. We anticipate that we will encounter intense and increasing competition as new drugs enter the market and advanced technologies become available.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in clinical studies and the sale of bempedoic acid and the bempedoic acid / ezetimibe combination tablet exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with bempedoic acid or the bempedoic acid / ezetimibe combination tablet. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

●	withdrawal of patients from our clinical studies;
●	substantial monetary awards to patients or other claimants;
●	decreased demand for bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any future product candidates following marketing approval, if obtained;
●	damage to our reputation and exposure to adverse publicity;
●	increased FDA warnings on product labels;
●	litigation costs;
●	distraction of management’s attention from our primary business;
●	loss of revenue; and
●	the inability to successfully commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any future product candidates, if approved.

We maintain product liability insurance coverage for our clinical studies with a $10.0 million annual aggregate coverage limit, in addition to insurance coverage in specific local jurisdictions. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. We expanded our insurance coverage to include the sale of commercial products. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

We are subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal healthcare Anti-kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item, or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the federal Anti-Kickback Statute without actual knowledge of the statute or specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute.
●	The federal criminal and civil false claims and civil monetary penalty laws, including the False Claims Act, which prohibit among other things, individuals or entities from knowingly presenting, or causing to be made or used, a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery.
●	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.
●	The federal transparency requirements under the ACA, including the Physician Payments Sunshine Act, require manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing. Certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, disgorgement, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our internal computer systems, or those of our third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our bempedoic acid or the bempedoic acid / ezetimibe combination tablet development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party clinical research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for bempedoic acid or the bempedoic acid / ezetimibe combination tablet could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

In the event we decide to continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s exit from membership in the EU on January 31, 2020, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

In addition, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies' data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

Comprehensive Tax Reform Legislation Could Adversely Affect Our Business And Financial Condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

Risks Related to our Intellectual Property

If we are unable to adequately protect our proprietary technology or maintain issued patents which are sufficient to protect bempedoic acid and the bempedoic acid / ezetimibe combination tablet, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

As of December 31, 2019, our patent estate, including patents we own, on a worldwide basis, included approximately 24 issued United States patents and eight pending United States patent applications and 20 issued patents and 75 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.

Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. In addition, U.S. Patent Nos. 9,000,041, 8,497,301, 9,624,152 and 10,118,881, which are scheduled to expire in December 2023, claim methods of using bempedoic acid and may also be eligible for a patent term extension. We intend to apply for a patent term extension of a patent covering either the product candidate or its use. There are currently seven issued patents in countries outside the United States that relate to bempedoic acid and its use. Furthermore, of the seven granted patents, we have two granted European patents that have been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid / ezetimibe combination tablet and bempedoic acid in combination with one or more statins. We have one pending U.S. patent application and 19 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination. Additionally, we have one pending U.S. patent application and 21 pending applications outside the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one pending U.S. patent application and 18 pending applications outside the U.S., with claims directed to methods of treatment using a fixed dose combination of bempedoic acid and one or more statins.

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

We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any other product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings, supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to revocation, opposition or comparable proceedings lodged in various national and regional patent offices, and national courts. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re- examination, post-grant review, inter partes review, supplemental examination, opposition, or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

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

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If, in any proceeding, a court invalidated or found unenforceable our patents covering bempedoic acid or the bempedoic acid / ezetimibe combination tablet, our financial position and results of operations would be materially and adversely impacted. In addition, if a court found that valid, enforceable patents held by third parties covered bempedoic acid or the bempedoic acid / ezetimibe combination tablet, our financial position and results of operations would also be materially and adversely impacted.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope and patent term sufficient to protect bempedoic acid or the bempedoic acid / ezetimibe combination tablet;
●	any of our pending patent applications will result in issued patents;
●	we will be able to successfully commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in all of the jurisdictions we intend to pursue before our relevant patents expire;
●	we were the first to make the inventions covered by each of our patents and pending patent applications;
●	we were the first to file patent applications for these inventions;
●	others will not develop similar or alternative technologies that do not infringe our patents;
●	any of our patents will be valid and enforceable;
●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies or product candidates that are separately patentable; or
●	that our commercial activities or products, or those of our licensors, will not infringe upon the patents of others.

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

Moreover, because we acquired certain rights from Pfizer, we must rely on Pfizer’s practices, and those of its predecessors, with regard to parties that may have had access to our trade secrets related thereto before our incorporation. Any party with whom we or they have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed, either intentionally or unintentionally, to or independently developed by a competitor or other third-party, our competitive position would be harmed.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

Our success will depend in part on our ability to operate without infringing the intellectual property and proprietary rights of third parties. We cannot assure you that our business, products and methods do not or will not infringe the patents or other intellectual property rights of third parties.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that bempedoic acid or the bempedoic acid / ezetimibe combination tablet or the use of our technologies infringe patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. For example, we aware of U.S. patents relating to compositions containing ezetimibe. Although we believe that our bempedoic acid / ezetimibe combination tablet would not infringe a claim of such patents, the owner of such patents may disagree and initiate a patent infringement action against us. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing bempedoic acid or the bempedoic acid / ezetimibe combination tablet.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

●	cease developing, selling or otherwise commercializing bempedoic acid or the bempedoic acid / ezetimibe combination tablet;
●	pay substantial damages for past use of the asserted intellectual property;
●	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

●	redesign, or rename in the case of trademark claims, bempedoic acid or the bempedoic acid / ezetimibe combination tablet to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

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

We could become dependent on licensed intellectual property. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing bempedoic acid or the bempedoic acid / ezetimibe combination tablet or other product candidates, if approved.

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

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and even if successful the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Our employees have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet, which would materially adversely affect our commercial development efforts.

Risks Related to our Dependence on Third Parties

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet could be delayed or terminated.

In January 2019, we entered into a license and collaboration agreement with DSE, pursuant to which DSE will be responsible for the commercialization of, if approved, bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. We may also enter into similar arrangements with other partners or collaborators to the commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet, outside of the United States and Europe, or to further commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the broader cholesterol modifying market in the United States. If DSE or any of our future collaborative partners does not devote sufficient time and resources to the collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if DSE or any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet on our own in such locations.

Pursuant to the collaboration arrangement with DSE, we will receive significant commercial and regulatory milestone payments, as well as tiered fifteen percent (15%) to twenty-five percent (25%) royalties on certain net DSE Territory sales. Similar to this collaboration arrangement, much of the potential revenue from future collaborations may consist of contingent payments, such as payments for achieving regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators’ ability to successfully introduce, market and sell new products. In addition, collaborators may decide to enter into arrangements with third parties to commercialize products developed under collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. DSE and our future collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:

●	decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining marketing approval or may potentially generate a greater return on investment;
●	decide to pursue other technologies or develop other product candidates, either on their own or in collaboration with others, including our competitors, to treat the same diseases targeted by our own collaborative programs;
●	do not have sufficient resources necessary to carry the product candidate through clinical development, marketing approval and commercialization; or

●	cannot obtain the necessary marketing approvals.

Competition may negatively impact a partner’s focus on and commitment to bempedoic acid or the bempedoic acid / ezetimibe combination tablet and, as a result, could delay or otherwise negatively affect the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet outside of the United States or in the broader cholesterol modifying market in the United States. If DSE and our future collaboration partners fail to develop or effectively commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet for any of these reasons, our sales of bempedoic acid or the bempedoic acid / ezetimibe combination tablet may be limited, which would have a material adverse effect on our operating results and financial condition.

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

We relied on CROs in our prior clinical studies, including our global pivotal Phase 3 clinical studies and our pivotal Phase 3 1002FDC-053 clinical study, and will continue to rely on CROs to conduct our CLEAR Outcomes CVOT, as well as any future clinical studies we may undertake. As a result, we will have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through the clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form relationships with other entities, some of which may be our competitors.

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

Problems with the timeliness or quality of the work of any CRO may lead us to seek to terminate our relationship with any such CRO and use an alternative service provider. Making this change may be costly and may delay our clinical studies, and contractual restrictions may make such a change difficult or impossible to effect. If we must replace any CRO that is conducting our clinical studies, our clinical studies may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet or may cause us to incur significant expenses to replicate data that may be lost. Although we do not believe that any CRO on which we may rely will offer services that are not available elsewhere, it may be difficult to find a replacement organization that can conduct our clinical studies in an acceptable manner and at an acceptable cost. Any delay in or inability to complete our clinical studies could significantly compromise our ability to secure regulatory approval of bempedoic acid or the bempedoic acid / ezetimibe combination tablet for additional indications we may seek and preclude our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet, thereby limiting or preventing our ability to generate revenue from its sales.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for bempedoic acid and the bempedoic acid / ezetimibe combination tablet and will rely on third parties to produce commercial supplies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and preclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our commercial supply and clinical drug supply of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, or any future product candidates, for use in the commercialization and conduct of our preclinical studies and clinical studies, and we lack the internal resources and the capability to manufacture any product candidates on a commercial or clinical scale. In addition, we have no control over the production of ezetimibe for the bempedoic acid / ezetimibe combination tablet. The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug for bempedoic acid, or any future product candidates, must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after submission of our NDA or relevant foreign regulatory submission to the applicable regulatory agency.

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with current Good Manufacturing Practices for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to commercialize, develop, obtain regulatory approval for or market our product candidates.

If we do not establish successful collaborations, we may have to alter our development and commercialization plans for bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

Our drug development programs and commercialization plans for bempedoic acid and the bempedoic acid / ezetimibe combination tablet will require substantial additional cash to fund expenses. We may develop and initially commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the United States without a partner. However, in order to pursue the broader cholesterol modifying market in the United States, we may also enter into a partnership or co-promotion arrangement with an established pharmaceutical company that has a larger sales force. In January 2019, we entered into a license and collaboration agreement with DSE, pursuant to which DSE will be responsible for the commercialization of, if approved, bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. We may enter into additional collaborative arrangements to develop and commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet outside of the United States and the DSE Territory. We will face significant competition in seeking appropriate collaborators and these collaboration agreements are complex and time-consuming to negotiate. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development or delay commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities outside of the United States and the DSE Territory on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

Risks Related to General Business, Employee Matters and Managing Growth

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We expect that we will continue to increase our workforce and the scope of our operations, including as we build our commercial sales capabilities. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure; or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the commercialization and development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than anticipated, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our future success depends on our ability to retain members of our executive management team, and to attract, retain and motivate qualified personnel.

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

We will need to transition from a company with a development focus to a company capable of supporting commercial activities. We are in the process of building our sales force and preparing for the launch of NEXLETOL and NEXLIZET. The FDA's approvals of NEXLETOL and NEXLIZET were our first product approvals, and we have not yet demonstrated an ability to commercialize a product candidate or to obtain marketing approval for a product candidate outside of the U.S. Therefore, our clinical development, and commercialization processes and our regulatory approval process in countries outside of the U.S. may involve more inherent risk, take longer, and cost more than it would if we were a company with a more significant operating history and had experience obtaining marketing approval for and commercializing a product candidate.

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

Our ability to become profitable depends upon our ability to generate product revenue. To date, we have not generated any revenue from sales of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, and we do not know when, or if, we will generate any such revenue. We do not expect to generate significant revenue, other than the revenue derived from the upfront payment in connection with the collaboration arrangement with DSE, until we begin to sell, bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S., and, if approved, in other territories, by developing a sales force or entering into collaborations with third parties;
●	successfully complete our CLEAR Outcomes CVOT;
●	realize the intended benefits of the collaboration and license arrangement with DSE; and
●	achieve market acceptance of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the medical community and with third-party payors.

In addition, we expect to incur significant sales and marketing costs as we prepare to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Even though bempedoic acid and the bempedoic acid / ezetimibe combination tablet are approved in the U.S. for commercial sale, and despite expending these costs, bempedoic acid or the bempedoic acid / ezetimibe combination tablet may not be commercially successful drugs. We may not achieve profitability soon after generating product sales, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional cash resources through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, private and public equity offerings or through other sources. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available and permitted under the terms of our RIPA, would increase our fixed payment obligations. Debt or royalty-based financings may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, such as the collaboration arrangement with DSE and the RIPA with Oberland, we may have to relinquish valuable rights to bempedoic acid or the bempedoic acid / ezetimibe combination tablet, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.

Our ability to use our net operating loss carryforwards may be subject to limitation.

At December 31, 2019, we had United States federal net operating loss carryforwards of approximately $618.1 million and state net operating loss carryforwards of approximately $527.1 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws in those years. While these ownership changes could potentially impact our ability to use tax loss carryforwards from before the ownership change dates in any given year, based upon current tax law, we do not anticipate these limitations hindering our ability to utilize the losses over time if the Company generates sufficient taxable income over the carryforward period. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to further limitations.

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

At December 31, 2019, our executive officers, directors and entities affiliated with certain of our directors beneficially owned approximately 5.8% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Additionally, in December 2016, a purported derivative action was filed in Delaware against certain of our directors and officers. In February 2019, our company and defendants filed a motion to dismiss the derivative lawsuit. In April 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and we filed a reply brief in May 2019. In February 2020, the Court granted our motion to dismiss with prejudice and entered judgement in our favor. In May 2018, a purported securities class action lawsuit was filed naming us and certain of our officers as defendants. In November 2018, we filed a motion to dismiss and such motion was fully briefed in December 2018. In February 2019, the court granted our motion to dismiss with prejudice and entered judgment in our favor.

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

On December 15, 2016, a purported stockholder of our company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. Our company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the company when they made or approved improper statements on August 17, 2015, regarding our lead product candidate’s path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at our company. On February 8, 2019, we and the defendants filed a motion to dismiss the derivative lawsuit. On April 23, 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and we filed a reply brief on May 15, 2019. On November 6, 2019, the court held a hearing on the motion to dismiss. On February 13, 2020, the court granted our motion to dismiss with prejudice and entered judgment in our favor.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “ESPR”.

Stockholders

As of February 1, 2020, there were 12 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since January 1, 2019, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on January 1, 2019, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of 1 Year Cumulative Total Return*

Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and

the NASDAQ Biotechnology Index

*    $100 invested on January 1, 2019, in stock or index. Fiscal Year ending December 31.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Revenues:
Collaboration revenue	$148,364	$—	$—	$—	$—
Total Revenues	148,364	—	—	—	—

Operating expenses:
Research and development	$175,611	$171,488	$147,603	$57,868	$29,802
General and administrative	65,854	33,097	21,379	18,282	20,238
Total operating expenses	241,465	204,585	168,982	76,150	50,040

Loss from operations	(93,101)	(204,585)	(168,982)	(76,150)	(50,040)

Interest expense	(8,120)	(28)	(198)	(376)	(520)
Other income, net	4,056	2,803	2,192	1,548	776
Net loss	$(97,165)	$(201,810)	$(166,988)	$(74,978)	$(49,784)

Net loss per common share - basic and diluted	$(3.59)	$(7.54)	$(6.98)	$(3.33)	$(2.26)
Weighted average shares outstanding - basic and diluted	27,090,284	26,754,308	23,933,273	22,544,475	22,019,818

The table below presents a summary of our balance sheet data as of December 31, 2019, 2018, 2017, 2016 and 2015:

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$166,130	$36,973	$34,468	$38,165	$77,336
Working capital	145,634	78,299	170,780	197,988	208,769
Investments	34,651	99,293	239,151	204,324	215,240
Restricted cash	928	—	—	—	—
Total assets	214,447	143,451	277,835	245,213	295,572
Revenue interest liability	132,544	—	—	—	—
Total long-term debt	—	—	—	1,022	2,688
Common stock	27	27	26	23	23
Accumulated deficit	(695,266)	(598,101)	(396,291)	(229,200)	(154,222)
Total stockholders' equity	19,950	79,118	244,691	228,602	287,259

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Forward-Looking Statements” in this Annual Report on Form 10-K.

Overview

Corporate Overview

We are the Lipid Management Company, a pharmaceutical company focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering medicines that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. NEXLETOLTM (bempedoic acid) tablet and NEXLIZETTM (bempedoic acid and ezetimibe) tablets are the first, oral, once-daily, non-statin LDL-C lowering medicines approved in the U.S. in nearly 20 years for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

On February 21, 2020, we announced that the U.S. Food and Drug Administration, or FDA, approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD, who require additional lowering of LDL-C. The effect of NEXLETOL on cardiovascular morbidity and mortality has not been determined. NEXLETOL is the first oral, once-daily, non-statin LDL-C lowering medicine approved since 2002 for indicated patients.

On February 26, 2020, we announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLIZET on cardiovascular morbidity and mortality has not been determined. NEXLIZET is the first non-statin, LDL-C lowering combination medicine ever approved.

Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are under regulatory review by the European Medicines Agency, or EMA. The two Marketing Authorisation Applications, or MAAs, will be applicable to all 28 European Union member states plus the United Kingdom, Iceland, Norway and Liechtenstein. On January 31, 2020, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion for the MAAs of both bempedoic acid and the bempedoic acid / ezetimibe combination tablet, recommending approval for the treatment of hypercholesterolemia and mixed dyslipidemia. The European Commission will review the CHMP opinion and is expected to deliver its final decision by April 2020.

We are conducting a global cardiovascular outcomes trial, or CVOT, – known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial is designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with 14,032 patients in August 2019. The primary endpoint of the study is the effect of bempedoic acid on major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is an event-driven trial and will conclude once the predetermined number of MACE endpoints occur. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022. We intend to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe and other territories.

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

On June 26, 2019, we entered into a Revenue Interest Purchase Agreement, or RIPA, with Eiger II SA LLC, or Oberland, an affiliate of Oberland Capital LLC, and the Purchasers named therein. Pursuant to the RIPA, Oberland paid us $125.0 million on closing, less certain issuance costs, and, subject to the RIPA, we are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of our net sales in the covered territory. The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. Refer to Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid and the bempedoic acid / ezetimibe tablet. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, through collaborations with third parties and revenue interest purchase agreements. We have incurred losses in each year since our inception.

We have not commenced principal operations and only received approval to sell NEXLETOL and NEXLIZET in February 2020. We have never been profitable and our net losses were $97.2 million, $201.8 million and $167.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses, and to incur significant additional sales, marketing and outsourced manufacturing expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

●	commercializing bempedoic acid and the bempedoic acid / ezetimibe combination tablet;
●	completing the clinical development activities for the CLEAR Outcomes CVOT;
●	seeking regulatory approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet; and
●	operating as a public company.

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

Product Overview

NEXLETOL is a first-in-class ATP Citrate Lyase, or ACL, inhibitor that lowers LDL-C by reducing cholesterol biosynthesis and up-regulating the LDL receptors. Completed Phase 3 studies conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, demonstrated an average 18 percent placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. NEXLETOL is the first oral, once-daily, non-statin LDL-C lowering medicine approved in the U.S. in nearly 20 years for patients with ASCVD or HeFH.

NEXLETOL was approved by the FDA in February 2020 as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLETOL on cardiovascular morbidity and mortality has not been determined. NEXLETOL was generally well-tolerated in clinical studies. Label warnings and precautions include hyperuricemia, with the development of gout in a small percentage of patients, as well as increased risk of tendon rupture or injury. The most common adverse events reported with NEXLETOL (incidence ≥ 2% and greater than placebo) were upper respiratory tract infections, muscle spasms, hyperuricemia, back pain, abdominal pain or discomfort, bronchitis, pain in extremity, anemia, and elevated liver enzymes.

NEXLIZET contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. Phase 3 data demonstrated NEXLIZET lowered LDL-C by a mean of 38 percent compared to placebo when added on to maximally tolerated statins. NEXLIZET is the first non-statin, LDL-cholesterol lowering combination medicine ever approved.

NEXLIZET was approved by the FDA in February 2020 as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLIZET on cardiovascular morbidity and mortality has not been determined. NEXLIZET was generally well-tolerated in a pivotal Phase 3 study. It is contraindicated for patients with known hypersensitivity to ezetimibe. Label warnings and precautions include hyperuricemia, with the development of gout in a small percentage of patients, as well as an increased risk of tendon rupture or injury. The most common adverse events reported in the development program (incidence ≥ 2% and greater than placebo) were generally reported at similar rates in patients who received placebo and were upper respiratory tract infection, muscle spasms, hyperuricemia, back pain, abdominal pain or discomfort, bronchitis, pain in extremity, anemia, elevated liver enzymes, diarrhea, arthralgia, sinusitis, fatigue, and influenza. The majority of adverse events reported with NEXLIZET were mild to moderate in severity.

During the year ended December 31, 2019, we incurred $108.9 million in expenses related to our CLEAR Outcomes CVOT, our open-label extension study, and our 1002-FDC-058 study.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales. In the year ended December 31, 2019, we recognized $148.4 million of revenue associated with the $150.0 million upfront payment from our collaboration agreement with DSE. We expect to recognize the remaining $1.6 million ratably over the period leading up to the approval of the MAA by the EMA due to an ongoing performance obligation related to the ongoing regulatory efforts for the MAA in the DSE Territory. If we fail to complete the development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any other product candidates we may develop and secure approval from regulatory authorities from territories outside the U.S., our ability to generate future revenue and our results of operations and financial position will be adversely affected.

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

We will continue to incur research and development expenses in the foreseeable future as they relate to our ongoing CLEAR Outcomes CVOT , commercial product manufacturing supply as we approach launch in the U.S. and anticipated approval in Europe and any other development programs or additional indications we choose to pursue. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. The duration, costs and timing associated with the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if the EMA or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

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

We anticipate that our general and administrative expenses will increase in the future in connection with the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, continued research and development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, increases in our headcount, expansion of our information technology infrastructure, and increased expenses associated with being a public company and complying with exchange listing and Securities and Exchange Commission, or SEC, requirements. These increases will likely include higher legal, compliance, accounting and investor and public relations expenses.

Interest Expense

Interest expense for the year ended December 31, 2019 was related to our RIPA with Oberland. Costs during the year ended December 31, 2018 and 2017 consists primarily of costs associated with our credit facility and non-cash interest costs associated with the amortization of the related debt discount, deferred issuance costs and final payment fee.

Other Income

Other income, net, primarily relates to interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis, including those related to our collaboration agreements and revenue interest liability. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Interest Liability

We have entered into a RIPA to support the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and provide for other working capital needs. The revenue interest liability related to the RIPA is presented net of deferred issuance costs on the balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method and is presented as interest expense on the statements of operations. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Issuance costs in connection with the RIPA are amortized to interest expense over the estimated term of the RIPA.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2018-08, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification, or ASC, 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted, included in any interim period, provided an entity has already adopted ASC 606 or does so concurrently with the adoption of this guidance. We early adopted this guidance as of January 1, 2019, and implemented the new guidance in our consideration of the accounting for the DSE collaboration signed on January 2, 2019. Refer to Note 2 and Note 3 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

In February 2016, the FASB issued ASU 2016-02, which was amended by subsequent updates (collectively the “lease standard” or “ASC 842”), and is intended to improve financial reporting about leasing transactions. The updated guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. We adopted this standard on January 1, 2019 using the modified retrospective method. Results for the reporting period beginning after December 31, 2018 have been presented in accordance with the standard, while results for prior periods have not been adjusted. We recognized $1.0 million and $1.0 million of operating lease assets and operating lease liabilities, respectively, on our balance sheets as of January 1, 2019, primarily related to the lease agreement for our principal executive office. Refer to Note 13 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information for further information.

In June 2016, the FASB issued ASU 2016-13 which requires financial instruments to be recognized at an estimate of current expected credit losses. As part of the ASU, financial assets measured at amortized cost will be presented at the net amount expected to be collected. In addition, companies will recognize an allowance for credit losses on available-for-sale investments rather than reducing the amortized cost in an other-than-temporary impairment. The standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years. We will adopt the standard effective January 1, 2020. We believe the adoption of this standard will have an immaterial impact on the accounting for our current financial instruments presented on the balance sheets at December 31, 2019; however, we will continue to evaluate the impact of this standard on our future financial instruments.

In August 2018, the FASB issued ASU 2018-15 which includes provisions to clarify customer’s accounting for implementation costs incurred in a cloud computing arrangement. Under the updated guidance, a customer in a cloud computing arrangement that is a service contract should follow the internal-use software guidance to determine how to account for costs incurred in implementation. The updated guidance also requires certain classification on the balance sheets, statements of operations and statements of cash flows as well as additional quantitative and qualitative disclosures. The standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Entities can choose to adopt the new guidance prospectively or retrospectively. We will adopt the standard effective January 1, 2020 and have chosen to adopt the standard prospectively. We do not believe the adoption of this standard will have a material impact on our balance sheets, statements of operations or statements of cash flows.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Revenues:
Collaboration revenue	$148,364	$—	$148,364

Operating Expenses:
Research and development	$175,611	$171,488	$4,123
General and administrative	65,854	33,097	32,757
Total operating expenses	241,465	204,585	36,880

Loss from operations	(93,101)	(204,585)	111,484

Interest expense	(8,120)	(28)	(8,092)
Other income, net	4,056	2,803	1,253
Net loss	$(97,165)	$(201,810)	$104,645

Revenue

Collaboration revenue recognized from our collaboration agreement with DSE for the year ended December 31, 2019 was $148.4 million. Revenue was attributable to the initial recognition of the upfront payment from our collaboration agreement signed on January 2, 2019 and the ongoing performance obligation from the ongoing regulatory efforts for the MAA in the DSE Territory.

Research and development expenses

Research and development expenses for the year ended December 31, 2019, were $175.6 million compared to $171.5 million for the year ended December 31, 2018, an increase of $4.1 million. The increase in research and development expenses was primarily attributable to clinical development costs for bempedoic acid, including costs to support the ongoing CLEAR CVOT, commercial product manufacturing supply as we approach anticipated approval, regulatory submissions and increases in our headcount.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2019, were $65.9 million compared to $33.1 million for the year ended December 31, 2018, an increase of $32.8 million. The increase in general and administrative expenses was primarily attributable to costs to support pre-commercialization activities, support public company operations, further increases in our headcount and stock-based compensation expense, and other costs to support our growth.

Interest Expense

Interest expense for the year ended December 31, 2019, was $8.1 million, compared to less than $0.1 million for the year ended December 31, 2018. Interest expense for the year ended December 31, 2019 was related to our RIPA with Oberland. Interest expense for the year ended December 31, 2018 was related to our credit facility with Oxford Finance LLC.

Other income, net

Other income, net for the year ended December 31, 2019, was $4.1 million compared to $2.8 million for the year ended December 31, 2018. This increase was primarily related to an increase in interest income earned on our cash, cash equivalents and investment securities.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Management’s discussion and analysis of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of the Years Ended December 31, 2018 and 2017” section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

Liquidity and Capital Resources

We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements. Pursuant to the license and collaboration agreement with DSE signed on January 2, 2019, we received an upfront cash payment of $150.0 million from DSE and are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $124.4 million, net of issuance costs, and are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. In return, Oberland will have a right to receive revenue interests based on net sales of our product candidates. As of December 31, 2019, we have not generated any revenue from product sales and we anticipate that we will continue to incur losses for the foreseeable future.

As of December 31, 2019, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $166.1 million and $34.7 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(70,341)	$(148,638)
Cash provided by investing activities	64,231	140,449
Cash provided by financing activities	136,195	10,694
Net increase in cash, cash equivalents and restricted cash	$130,085	$2,505

Operating Activities

We have incurred, and expect to continue to incur, significant costs in the areas of research and development, regulatory and other clinical study costs, associated with our development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our operations.

Net cash used in operating activities totaled $70.3 million for the year ended December 31, 2019, consisting of the $150.0 million upfront payment from the DSE collaboration offset by cash used to fund the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital. Net cash used in operating activities totaled $148.7 million for the year ended December 31, 2018. The primary use of our cash was to fund the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $64.2 million and $140.4 million for the years ended December 31, 2019 and 2018, respectively, consisted primarily of proceeds from the sale and maturities of highly liquid, interest bearing investment grade and government securities.

Financing Activities

Net cash provided by financing activities of $136.2 million for the year ended December 31, 2019, related primarily to the upfront cash received from the RIPA with Oberland. Net cash provided by financing activities of $10.7 million for the year ended December 31, 2018, related primarily to the proceeds from exercise of our common stock options.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT and commercial launch activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreement with DSE, we received an upfront cash payment of $150.0 million from DSE and are eligible for substantial additional sales and regulatory milestone payments and royalties, including an additional $150.0 million upon first commercial sale in the DSE Territory. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $125.0 million and may be eligible for an additional $25.0 million upon regulatory approval of either of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. In return, Oberland will have a right to receive revenue interest payments from us based on net sales of certain of our products. We estimate that current cash resources and proceeds to be received in the future under the DSE collaboration agreement and the RIPA with Oberland are sufficient to fund operations through the commercialization of NEXLETOL and NEXLIZET in the U.S. and the expected approvals of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe, if approved for LDL-C lowering indications. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may need to secure additional cash resources to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

●	our ability to successfully develop and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet or other product candidates;
●	the costs, timing and outcomes of our CLEAR Outcomes CVOT and other ongoing clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet;
●	the time and cost necessary to obtain regulatory approvals for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe, and other territories, if at all;
●	our ability to establish a sales, marketing and distribution infrastructure to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet or our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;
●	our ability to realize the intended benefits of our existing and future collaboration and partnerships;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	the implementation of operational and financial information technology.

Until such time, if ever, as we can generate U.S. substantial product revenues, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available and permitted under the terms of our RIPA, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE and the RIPA with Oberland, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

On June 26, 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we are eligible for an additional $25.0 million upon certain regulatory approval of our product candidates and $50.0 million at our option upon reaching certain sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of our net sales in the covered territory (as detailed in the RIPA). The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $0.1 million in the next year to a maximum total payment of $243.8 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $7.5 million at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. As products are not yet approved for sale, the exact timing or amounts of repayment is likely to change each reporting period. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

On July 6, 2018, we signed the first amendment of the lease for our principal executive office in Ann Arbor, Michigan. The amended lease is to increase the current 7,941 rentable square feet of office space by 11,471 rentable square feet. The lease has a term of 60 months and provides for fixed monthly rent of $19,412 until the end of the 12th month, with scheduled increases on an annual basis and/or as provided in the lease agreement, and also provides for certain rent adjustments to be paid as determined by the landlord. In addition, we have also entered into various operating leases related to vehicle leases and other IT equipment.

The following table summarizes our future estimated minimum contractual obligations as of December 31, 2019:

		Less than			More than
	Total	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(in thousands)
Revenue interest liability	$292,500	$—	$—	$—	$292,500
Operating leases	1,741	538	987	216	—
Total	$294,241	$538	$987	$216	$292,500

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $166.1 million and $34.7 million, respectively, at December 31, 2019. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2019.

We have entered into a revenue interest purchase agreement. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. We do not believe a change in interest rate has had a material effect on our results of operations during the year ended December 31, 2019.

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

As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of preparation of financial statements for external purposes in accordance with GAAP and directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Esperion Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Esperion Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Esperion Therapeutics, Inc. as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

February 27, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)

3.2

Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 7, 2013)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)
4.2

Investor Rights Agreement by and between the Registrant and certain of its stockholders dated April 28, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

4.3

Amendment No. 1 to Investor Rights Agreement by and between the Registrant and certain of its stockholders dated April 11, 2013 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

4.4**	Description of Registrant's Securities
10.1*

License Agreement between Pfizer Inc. and the Registrant dated April 28, 2008 and amended on November 17, 2010 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.2

Termination Agreement, dated December 2, 2015, by and between the Registrant and Michigan Land Bank Fast Track Authority (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on December 3, 2015)

10.3

Valley Ranch Business Park Lease by and between the Registrant and McMullen SPE, LLC, dated February 4, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on February 7, 2014)

10.4

Form of Officer Indemnification Agreement entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.5

Form of Director Indemnification Agreement entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.6#

2008 Incentive Stock Option and Restricted Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.7#

Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on November 3, 2016).

10.8#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 7, 2013)
10.9#

Employment Agreement, dated May 14, 2015, between the Registrant and Tim M. Mayleben (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001- 35986, filed on May 20, 2015)

10.10#

Employment Agreement by and between the Registrant and Richard B. Bartram dated May 14, 2015(incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.11#

Employment Agreement by and between the Registrant and Mark Glickman dated March 14, 2018(incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.12#

2017 Inducement Equity Plan and form of award agreement thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-218084, filed on May 18, 2017).

10.13

First Amendment to Valley Ranch Business Park Lease, dated July 6, 2018, between the Registrant and Blackbird Ann Arbor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 2, 2018)

Exhibit No.	Exhibit Index
10.14*

License and Collaboration Agreement by and between Daiichi Sankyo Europe GmbH and the Company, dated as of January 2, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.15

Revenue Interest Purchase Agreement by and between the Company, Eiger III SA LLC, and the Purchasers named therein, dated June 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 26, 2019)

10.16**	First Amendment to 2017 Inducement Equity Plan
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)
23.1**	Consent of Ernst & Young LLP
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

(#)          Management contract or compensatory plan or arrangement.

(*)          Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

(**)        Filed herewith.

(***)     The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

Date: February 27, 2020

By:	/s/ TIM M. MAYLEBEN
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ TIM M. MAYLEBEN	President, Chief Executive Officer and Director	February 27, 2020
Tim M. Mayleben	(Principal Executive Officer)

/s/ RICHARD B. BARTRAM	Chief Financial Officer (Principal Financial Officer	February 27, 2020
Richard B. Bartram	and Principal Accounting Officer)

/s/ JEFFREY BERKOWITZ, J.D.	Director	February 27, 2020
Jeffrey Berkowitz, J.D.

/s/ SCOTT BRAUNSTEIN, M.D.	Director	February 27, 2020
Scott Braunstein, M.D.

/s/ ANTONIO M. GOTTO, M.D., D. PHIL	Director	February 27, 2020
Antonio M. Gotto, M.D., D. Phil

/s/ DANIEL JANNEY	Director	February 27, 2020
Daniel Janney

/s/ MARK E. MCGOVERN, M.D.	Director	February 27, 2020
Mark E. McGovern, M.D.

/s/ JAY SHEPARD	Director	February 27, 2020
Jay Shepard

/s/ NICOLE VITULLO	Director	February 27, 2020
Nicole Vitullo

/s/ TRACY M. WOODY	Director	February 27, 2020
Tracy M. Woody

Esperion Therapeutics, Inc.

Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of collaboration revenue
Description of the Matter

As described in Notes 2 and 3 to the financial statements, the Company entered into a license and collaboration agreement with Daiichi Sankyo Europe GmbH (DSE) in January 2019, whereby the Company granted DSE exclusive commercialization rights to its product candidates in the European Economic Area and Switzerland (DSE Territory). Pursuant to the agreement, the Company received $150.0 million upfront cash payment and may receive an additional $150.0 million upon first commercial sale in the DSE Territory. The Company is also eligible for regulatory milestones, sales milestones and royalty payments conditioned upon specific events. The Company recognized collaboration revenue of $148.4 million as of December 31, 2019 related to this agreement.

The license and collaboration agreement contain multiple performance obligations that may require the Company to deliver various goods and/or services, across the entire life cycle of a product or product candidate. The Company assessed whether the promised goods and services, such as the intellectual property license and regulatory and development services, were capable of being distinct and distinct within the context of the Company’s license and collaboration agreement including whether they would be accounted for as individual or combined performance obligations. The Company allocates the transaction price to the distinct performance obligations on a relative standalone selling price basis and recognizes revenue when control of the distinct performance obligation is transferred. For example, the Company recognized the intellectual property license at the time of delivery of the license.

Auditing collaboration revenue was challenging due to the estimation uncertainty in identifying the performance obligations within the license and collaboration agreement. In particular, significant judgment was involved when assessing whether the promised goods and services were separate performance obligations or inputs to a combined performance obligation due to the evaluation of the interdependency or interrelation of the promised goods or services within the license and collaboration agreement.

How we Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for collaboration revenue, including controls over management’s review of the terms and conditions of the license and collaboration agreement, and the determination of distinct performance obligations.

To test collaboration revenue, we performed audit procedures that included, among others, assessing the terms and conditions of the license and collaboration agreement. We evaluated whether the performance obligations identified by the Company were capable of being distinct and distinct in the context of the license and collaboration agreement through our understanding of the arrangement and discussions with management. Further, we evaluated whether the license and collaboration agreement was to deliver multiple promised goods and services that constitute separate performance obligations or a single performance obligation by considering the utility, integration, interrelation or interdependence of the goods and services.

Valuation of revenue interest liability
Description of the Matter

As described in Notes 2 and 10 to the financial statements, the Company entered into a Revenue Interest Purchase Agreement (“RIPA”) in June 2019 with Eiger III SA LLC. Pursuant to the RIPA, the Company received net proceeds of $125.0 million. The Company will also be entitled to receive up to approximately $75.0 million in subsequent installments, subject to the terms and conditions set forth in the RIPA.

In connection with the RIPA, the Company evaluated the accounting and determined it should be treated as a debt instrument with an initial liability of $125.0 million. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted sales which impacts the repayment timing. The Company evaluates the interest rate quarterly based on its current sales forecasts utilizing the prospective method.

Auditing the revenue interest liability was complex and highly judgmental due to the estimation uncertainty in determining the effective interest rate. The Company’s effective interest rate model includes revenue projections which are affected by expectations about future economic and market conditions.

How we Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to account for the revenue interest liability, including controls over management’s review of the revenue projections within the model.

To test the RIPA, we performed audit procedures that included, among others, assessing the methodologies and the underlying data used by the Company in its effective interest rate model. We compared the significant assumptions within the revenue projections, primarily population, penetration and sales price, to current industry, market and economic trends and performed sensitivity analyses to evaluate the changes in the effective interest rate, and associated interest expense, that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Detroit, Michigan

February 27, 2020

Esperion Therapeutics, Inc.

Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$166,130	$36,973
Restricted cash	928	—
Short-term investments	34,651	99,050
Prepaid clinical development costs	6,081	5,275
Other prepaid and current assets	3,924	1,334
Total current assets	211,714	142,632

Property and equipment, net	1,145	520
Intangible assets	56	56
Long-term investments	—	243
Right of use operating lease assets	1,532	—
Total assets	$214,447	$143,451

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$28,856	$44,893
Accrued clinical development costs	17,511	16,039
Other accrued liabilities	11,871	3,401
Revenue interest liability	5,236	—
Deferred revenue from collaborations	2,152	—
Operating lease liabilities	454	—
Total current liabilities	66,080	64,333

Revenue interest liability	127,308	—
Operating lease liabilities	1,109	—
Total liabilities	194,497	64,333
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 27,497,911 shares issued and outstanding at December 31, 2019 and 26,824,859 shares issued and outstanding at December 31, 2018	27	27
Additional paid-in capital	715,166	677,511
Accumulated other comprehensive gain (loss)	23	(319)
Accumulated deficit	(695,266)	(598,101)
Total stockholders' equity	19,950	79,118
Total liabilities and stockholders' equity	$214,447	$143,451

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Collaboration revenue	$148,364	$—	$—
Total Revenues	148,364	—	—

Operating expenses:
Research and development	$175,611	$171,488	$147,603
General and administrative	65,854	33,097	21,379
Total operating expenses	241,465	204,585	168,982

Loss from operations	(93,101)	(204,585)	(168,982)

Interest expense	(8,120)	(28)	(198)
Other income, net	4,056	2,803	2,192
Net loss	$(97,165)	$(201,810)	$(166,988)

Net loss per common share (basic and diluted)	$(3.59)	$(7.54)	$(6.98)
Weighted-average shares outstanding (basic and diluted)	27,090,284	26,754,308	23,933,273

Other comprehensive gain (loss):
Unrealized gain (loss) on investments	$342	$526	$(673)
Total comprehensive loss	$(96,823)	$(201,284)	$(167,661)

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2016	22,555,413	$23	$457,951	$(229,200)	$(172)	$228,602
Adoption of accounting standard 2016-09	—	—	103	(103)	—	—
Issuance of common stock from public offering, net of issuance costs ($226)	3,565,000	3	163,975	—	—	163,978
Exercise of stock options	115,483	—	1,167	—	—	1,167
Exercise of warrants	62,525	—	—			—
Vesting of restricted stock units	6,248	—	—	—	—	—
Stock-based compensation	—	—	18,605	—	—	18,605
Other comprehensive loss	—	—	—	—	(673)	(673)
Net loss	—	—	—	(166,988)	—	(166,988)
Balance December 31, 2017	26,304,669	$26	$641,801	$(396,291)	$(845)	$244,691
Exercise of stock options	356,809	1	11,742	—	—	11,743
Exercise of warrants	159,944	—	—	—	—	—
Vesting of restricted stock units	3,437	—	—	—	—	—
Stock-based compensation	—	—	23,968	—	—	23,968
Other comprehensive gain	—	—	—	—	526	526
Net loss	—	—	—	(201,810)	—	(201,810)
Balance December 31, 2018	26,824,859	$27	$677,511	$(598,101)	$(319)	$79,118
Exercise of stock options	649,529	—	11,771	—	—	11,771
Exercise of warrants	5,813	—	—	—	—	—
Vesting of restricted stock units	17,710	—	—	—	—	—
Stock-based compensation	—	—	25,884	—	—	25,884
Other comprehensive gain	—	—	—	—	342	342
Net loss	—	—	—	(97,165)	—	(97,165)
Balance December 31, 2019	27,497,911	$27	$715,166	$(695,266)	$23	$19,950

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(97,165)	$(201,810)	$(166,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	319	265	258
Amortization (accretion) of premiums and discounts on investments	(200)	(217)	334
Non-cash interest expense related to the revenue interest liability	8,120	—	—
Stock-based compensation expense	25,884	23,968	18,605
Changes in assets and liabilities:
Prepaids and other assets	(3,396)	(2,884)	(1,731)
Deferred revenue	2,152	—	—
Accounts payable	(16,055)	24,446	15,758
Other accrued liabilities	10,000	7,594	2,462
Net cash used in operating activities	(70,341)	(148,638)	(131,302)
Investing activities
Purchases of investments	(34,326)	(25,481)	(219,577)
Proceeds from sales/maturities of investments	99,510	166,081	183,743
Purchase of property and equipment	(953)	(151)	(19)
Net cash provided by (used in) investing activities	64,231	140,449	(35,853)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	—	164,000
Proceeds from revenue interest liability, net of issuance costs	124,424	—	—
Proceeds from exercise of common stock options	11,771	11,743	1,167
Payments on long-term debt	—	(1,049)	(1,709)
Net cash provided by financing activities	136,195	10,694	163,458
Net increase (decrease) in cash, cash equivalents and restricted cash	130,085	2,505	(3,697)
Cash and cash equivalents at beginning of period	36,973	34,468	38,165
Cash, cash equivalents and restricted cash at end of period	167,058	$36,973	$34,468
Supplemental disclosure of cash flow information:
Purchase of property and equipment not yet paid	$190	$199	$—
Non cash right of use asset	$31	$—	$—
Offering costs not yet paid	$—	$—	$22

See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.

Notes to Financial Statements

1.  The Company and Basis of Presentation

The Company is the Lipid Management Company, a pharmaceutical company focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients with elevated low density lipoprotein cholesterol ("LDL-C"). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering medicines that will make a substantial impact on reducing global cardiovascular disease ("CVD"); the leading cause of death around the world. NEXLETOLTM (bempedoic acid) tablet and NEXLIZETTM (bempedoic acid and ezetimibe) tablets are the first, oral, once-daily, non-statin LDL-C lowering medicines approved in the U.S. in nearly 20 years for patients with atherosclerotic cardiovascular disease (“ASCVD”) or heterozygous familial hypercholesterolemia (“HeFH”).

On February 21, 2020, the Company announced that the U.S. Food and Drug Administration (“FDA”) approved NEXLETOL an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLETOL on cardiovascular morbidity and mortality has not been determined. NEXLETOL is the first oral, once-daily, non-statin LDL-C lowering medicine approved since 2002 for indicated patients.

On February 26, 2020, the Company announced that the FDA approved NEXLIZET indicated as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLIZET on cardiovascular morbidity and mortality has not been determined. NEXLIZET is the first non-statin, LDL-C lowering combination medicine ever approved.

Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are under regulatory review by the European Medicines Agency (“EMA”). The two Marketing Authorisation Applications (“ MAAs”), will be applicable to all 28 European Union member states plus the United Kingdom, Iceland, Norway and Liechtenstein. On January 31, 2020, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a positive opinion for the MAAs of both bempedoic acid and the bempedoic acid / ezetimibe combination tablet, recommending approval for the treatment of hypercholesterolemia and mixed dyslipidemia. The European Commission will review the CHMP opinion and is expected to deliver its final decision in April 2020.

The Company is conducting a global cardiovascular outcomes trial ("CVOT")—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial is designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. The Company initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with 14,032 patients in August 2019. The primary endpoint of the study is the effect of bempedoic acid on major adverse cardiovascular events (“MACE”) (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is an event-driven trial and will conclude once the predetermined number of MACE endpoints occur. Based on estimated cardiovascular event rates, the Company expects to meet the target number of events in the second half of 2022. The Company intends to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe, and other territories.

The Company's primary activities since incorporation have been conducting research and development activities, including nonclinical, preclinical and clinical testing, performing business and financial planning, recruiting personnel, and raising capital. Accordingly, the Company has not commenced principal operations and only received approval to sell NEXLETOL and NEXLIZET in February 2020. The Company is subject to risks and uncertainties which include the need to research, develop, and clinically test potential therapeutic products; obtain regulatory approvals for its products and commercialize them, if approved; expand its management and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

1. The Company and Basis of Presentation (Continued)

The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. While management believes current cash resources and future cash received from the Company's collaboration agreement with Daiichi Sankyo Europe GmbH ("DSE"), entered into on January 2, 2019, and from the Revenue Interest Purchase Agreement (“RIPA”) with Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, and the Purchasers named therein, entered into on June 26, 2019, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public and equity offerings or through other sources.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2019.

Leases

The Company reviews all arrangements to determine if the contract contains a lease or an embedded lease using the criteria in Accounting Standards Codification ("ASC") 842. If a lease is identified, the Company reviews the consideration in the contract and separates the lease components from the nonlease components. In addition, the Company reviews the classification of the lease between operating and finance leases. According to ASC 842, lessees should discount lease payments at the lease commencement date using the rate implicit in the lease. If the rate implicit in the lease is not readily determinable, a lessee must use its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and liability. To the extent the rate is not implicit in the lease, the Company uses the incremental borrowing rate it would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

Revenue Interest Liability

The revenue interest liability is presented net of deferred issuance costs on the balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.

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

Please refer to the discussion in Note 3 "Collaborations with Third Parties" for further discussion of the accounting related to the collaboration agreement.

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

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-08, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted, included in any interim period, provided an entity has already adopted ASC 606 or does so concurrently with the adoption of this guidance. The Company early adopted this guidance as of January 1, 2019, and implemented the new guidance in its consideration of the accounting for the DSE collaboration signed on January 2, 2019. Refer to Note 3 "Collaborations with Third Parties" and the Collaboration Revenue accounting policy above for further information.

In February 2016, the FASB issued ASU 2016-02, which was amended by subsequent updates (collectively the “lease standard” or “ASC 842”), and is intended to improve financial reporting about leasing transactions. The updated guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company adopted the standard on January 1, 2019 using the modified retrospective method. Results for the reporting period beginning after December 31, 2018 have been presented in accordance with the standard, while results for prior periods have not been adjusted. The Company recognized $1.0 million and $1.0 million of operating lease assets and operating lease liabilities, respectively, on the Company’s balance sheets as of January 1, 2019, primarily related to the lease agreement for the Company’s principal executive office. Refer to Note 13 "Leases" for more information on the Company’s leases.

In June 2016, the FASB issued ASU 2016-13 which requires financial instruments to be recognized at an estimate of current expected credit losses. As part of the ASU, financial assets measured at amortized cost will be presented at the net amount expected to be collected. In addition, companies will recognize an allowance for credit losses on available-for-sale investments rather than reducing the amortized cost in an other-than-temporary impairment. The standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years. The Company will adopt the standard effective January 1, 2020. The Company believes the adoption of this standard will have an immaterial impact on the Company’s accounting for its current financial instruments presented on the balance sheets at December 31, 2019; however, the Company will continue to evaluate the impact of this standard on its future financial instruments.

In August 2018, the FASB issued ASU 2018-15 which includes provisions to clarify customer’s accounting for implementation costs incurred in a cloud computing arrangement. Under the updated guidance, a customer in a cloud computing arrangement that is a service contract should follow the internal-use software guidance to determine how to account for costs incurred in implementation. The updated guidance also requires certain classification on the balance sheets, statements of operations and statements of cash flows as well as additional quantitative and qualitative disclosures. The standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Entities can choose to adopt the new guidance prospectively or retrospectively. The

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

2.  Summary of Significant Accounting Policies (Continued)

Company will adopt the standard effective January 1, 2020, and has chosen to adopt the standard prospectively. The Company does not believe the adoption of this standard to have a material impact to the Company’s balance sheets, statements of operations or statements of cash flows.

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

Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $150.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing regulatory and development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing regulatory and development activities. Accordingly, during the year ended December 31, 2019, the Company recognized $148.4 million of collaboration revenue related to the $150.0 million upfront payment, respectively. The $148.4 million relates to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the period ended December 31, 2019, in the amounts of $144.4 million and $4.0 million, respectively. The remaining $1.6 million of the upfront payment was deferred as of December 31, 2019 due to an on-going performance obligation related to the ongoing regulatory efforts related to the MAA in the DSE Territory. This deferred revenue will be recognized ratably over the period leading up to the approval of the MAA acceptance by the EMA.

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

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

4.  Warrants

In June 2014, the Company entered into a loan and security agreement (the "Credit Facility") with Oxford Finance LLC which provided for borrowings of $5.0 million under the term loan (the "Term A Loan"). On June 30, 2014, the Company received proceeds of $5.0 million from the issuance of secured promissory notes under the Term A Loan, which were collateralized by substantially all of the Company's personal property, other than its intellectual property. The Term A Loan was fully repaid in July 2018. In connection with the Credit Facility entered into in June 2014, the Company issued a warrant to purchase 8,230 shares of common stock at an exercise price of $15.19. The warrant was recorded at fair value of $0.1 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the debt proceeds.

During the year ended December 31, 2019, 8,230 warrants were net exercised for 5,813 shares of the Company's common stock. During the year ended December 31, 2018, 177,123 warrants were net exercised for 159,944 shares of the Company's common stock and during the year ended December 31, 2017, 71,237 warrants were net exercised for 62,525 shares of the Company's common stock.

As of December 31, 2019, the Company had no warrants outstanding.

5.  Commitments and Contingencies

On June 26, 2019, the Company entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid the Company $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, the Company is eligible for an additional $25.0 million upon certain regulatory approval of the Company's product candidates and $50.0 million at its option upon reaching certain sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from the Company based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of our net sales in the covered territory (as detailed in the RIPA). The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. The Company recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $0.1 million in the next year to a maximum total payment of $243.8 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $7.5 million at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. As products are not yet approved for sale, the exact timing or amounts of repayment is likely to change each reporting period. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 10 “Liability Related to the Revenue Interest Purchase Agreement” for further information.

In February 2014, the Company entered into an operating lease agreement for its principal executive offices located in Ann Arbor, Michigan commencing in April 2014, with a term of 63 months. The Company’s lease provides for fixed monthly rent for the term of the lease, with monthly rent increasing every 12 months subsequent to the first three months of the lease, and also provides for certain rent adjustments to be paid as determined by the landlord. On July 6, 2018, the Company entered into the first amendment of the lease for the Company's principal executive office in Ann Arbor, Michigan. The amended lease is to increase the current 7,941 rentable square feet of office space by 11,471 rentable square feet, together with the right to use common areas and facilities in common with the landlord and other tenants. The term of the lease commences with respect to all of the space in the leased premises on the later to occur of (i) the date upon which landlord delivers the premises to the Company under the terms of the lease with the delivery conditions set forth in the lease satisfied and (ii) November 1, 2018 (the "Lease Commencement Date"). The term of the lease shall end 60 months after the Lease Commencement Date. Under the terms of the lease, following the first month (during which the base rent is $0) and the second month (during which the base rent is $15,990), the base rent, subject to certain adjustments, for the leased premises will start at approximately $19,412 per month, plus certain operating expenses and taxes, and shall increase on an annual basis and/or as otherwise provided in the lease agreement. In addition, the Company has also entered into various operating leases related to vehicle leases and other IT equipment. Refer to Note 13 "Leases" for further information.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

5.  Commitments and Contingencies (Continued)

The following table summarizes the Company’s estimated future minimum commitments as of December 31, 2019:

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Revenue interest liability	$292,500	$—	$—	$—	$292,500
Operating leases	1,741	538	987	216	—
Total	$294,241	$538	$987	$216	$292,500

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

On December 15, 2016, a purported stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. The Company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the Company when they made or approved improper statements on August 17, 2015, regarding the Company’s lead product candidate’s path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at the Company. On February 8, 2019, the Company and defendants filed a motion to dismiss the derivative lawsuit. On April 23, 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and the Company filed a reply brief on May 15, 2019. On November 6, 2019, the court held a hearing on the motion to dismiss. On February 13, 2020, the court granted the motion to dismiss with prejudice and entered judgment in the Company’s favor.

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

6.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2019	2018
	(in thousands)
Lab equipment	$—	$232
Computer equipment	256	51
Software	615	205
Furniture, fixtures and other	908	719
Leasehold improvements	298	309
Assets in Progress	99	—
Subtotal	2,176	1,516
Less accumulated depreciation and amortization	1,031	996
Property and equipment, net	$1,145	$520

Depreciation expense was $0.3 million, $0.3 million, and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7.  Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued compensation	$7,818	$1,833
Accrued professional fees	3,842	1,228
Accrued franchise and property taxes	37	44
Accrued other	174	296
Total other accrued liabilities	$11,871	$3,401

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

8.  Investments

The following table summarizes the Company’s cash equivalents and investments:

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$20,970	$—	$—	$20,970
U.S. treasury notes	2,497	—	—	2,497
Commercial paper	4,494	—	—	4,494
Short-term investments:
Certificates of deposit	245	—	—	245
U.S. treasury notes	29,155	23	—	29,178
Commercial paper	5,228	—	—	5,228
Total	$62,589	$23	$—	$62,612

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$34,526	$—	$—	$34,526
Short-term investments:
Certificates of deposit	3,873	—	(7)	3,866
U.S. treasury notes	44,897	—	(142)	44,755
U.S. government agency securities	50,598	—	(169)	50,429
Long-term investments:
Certificates of deposit	244	—	(1)	243
Total	$134,138	$—	$(319)	$133,819

At December 31, 2019, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years. The company does not intend to sell the investments before maturity.

During the years ended December 31, 2019, 2018 and 2017, other income, net in the statements of operations includes interest income on available-for-sale investments of $3.7 million, $2.6 million and $2.5 million, respectively. Other income, net in the statements of operations includes income for the accretion of premiums and discounts on investments of $0.3 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively, and expense for the amortization of premiums and discounts on investments of $0.3 million during the year ended December 31, 2017.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the year ended December 31, 2019.

9.  Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

9.  Fair Value Measurements (Continued)

a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2019
Assets:
Money market funds	$20,970	$20,970	$—	$—
Investments:
Certificates of deposit	245	245	—	—
U.S. treasury notes	31,675	31,675	—	—
Commercial paper	9,722	—	9,722	—
Total assets at fair value	$62,612	$52,890	$9,722	$—
December 31, 2018
Assets:
Money market funds	$34,526	$34,526	$—	$—
Investments:
Certificates of deposit	4,109	4,109	—	—
U.S. treasury notes	44,755	44,755	—	—
U.S. government agency securities	50,429	—	50,429	—
Total assets at fair value	$133,819	$83,390	$50,429	$—

At December 31, 2019, the fair value of the $132.5 million revenue interest liability is based on the Company’s contractual repayment obligation to Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, based on the current estimates of future revenues, over the life of the Revenue Interest Purchase Agreement (“RIPA”). The liability is considered a Level 3 input based on the three level hierarchy. Refer to Note 10 “Liability Related to the Revenue Interest Purchase Agreement” for further information.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2019 or December 31, 2018.

10.   Liability Related to the Revenue Interest Purchase Agreement

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

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

10.   Liability Related to the Revenue Interest Purchase Agreement (Continued)

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

In connection with the arrangement, as of December 31, 2019, the Company has recorded a liability, referred to as the “Revenue interest liability” on the balance sheets, of $132.5 million, net of $0.6 million of capitalized issuance costs in connection with the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $8.1 million in interest expense related to this arrangement for the year ended December 31, 2019.

We received $125.0 million in exchange for entering into the RIPA, with an effective annual imputed interest rate of 12.6%. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

10.   Liability Related to the Revenue Interest Purchase Agreement (Continued)

The following table summarizes the revenue interest liability activity during the year ended December 31, 2019:

(in thousands)
Revenue interest liability at June 26, 2019	$125,000
Interest expense recognized	8,120
Capitalized issuance costs	(576)
Revenue interest liability at December 31, 2019	$132,544

11.  Stock Compensation

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

In November 2019, the Company's board of directors approved an amendment to the 2017 Plan to increase the number of shares of common stock available for issuance under the 2017 Plan by 400,000 shares.

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

2008 Stock Option and Restricted Stock Plan

In April 2008, the Company adopted the 2008 Plan, administered by the Board of Directors or a committee appointed by the Board of Directors. The 2008 Plan provides for the granting of stock options and restricted stock to employees and nonemployees of the Company. Options granted under the 2008 Plan may either be incentive stock options, restricted stock awards or nonqualified stock options. Stock options and restricted stock grants may be granted to employees, directors and consultants. Stock awards under the 2008 Plan may be granted for up to ten years from the adoption of the 2008 Plan at prices no less than 100 percent of the fair value of the shares on the date of the grant as determined by (i) the closing price of the Company’s common stock on any national exchange, (ii) the National Association of Securities Dealers Inc. Automated Quotation System (“NASDAQ”), if so authorized for quotation as a NASDAQ security, or (iii) by reasonable application of a reasonable valuation method. The valuation methods utilized by the Company are consistent with the AICPA Technical Practice Aid.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

11.  Stock Compensation (Continued)

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

The following table summarizes the activity relating to the Company’s options to purchase common stock for the year ended December 31, 2019:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2018	5,303,723	$37.01	7.42	$83,473
Granted	542,875	$46.95
Forfeited or cancelled (vested and unvested)	(519,140)	$50.24
Exercised	(649,529)	$18.12
Outstanding at December 31, 2019	4,677,929	$39.31	6.82	$109,054

The following table summarizes information about the Company’s stock option plan as of December 31, 2019:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Vested and expected to vest at December 31, 2019	4,677,929	$39.31	6.82	$109,054
Exercisable at December 31, 2019	2,993,362	$34.24	5.84	$86,698

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017, was $17.7 million, $12.1 million and $4.0 million, respectively.

The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees during each of the three years ending December 31, 2019, using the Black-Scholes option-pricing model:

	Year ended
	December 31,
	2019	2018	2017
Risk-free interest rate	2.10%	2.75%	2.04%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.25	6.21	6.19
Volatility	73%	72%	73%

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

11.  Stock Compensation (Continued)

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of the options was calculated using the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB No. 107”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical and predictive data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available.

The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2019, 2018 and 2017, were $31.18, $37.56, and $15.99, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company recognized stock-based compensation expense related to stock options of $23.5 million, $23.4 million and $18.2 million, respectively.

As of December 31, 2019, there was approximately $48.6 million of unrecognized compensation cost related to unvested options, which will be recognized over a weighted-average period of approximately 2.6 years.

The following table summarizes the activity relating to the Company’s RSUs for the year ended December 31, 2019:

	Number of	Weighted-Average
	RSUs	Fair Value Per Share

Outstanding and unvested at December 31, 2018	37,475	$66.96
Granted	230,284	$42.21
Forfeited or expired	(4,083)	$36.73
Vested	(17,710)	$64.71
Outstanding and unvested at December 31, 2019	245,966	$44.45

During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $2.4 million, $0.6 million and $0.4 million, respectively, of stock-based compensation expense recognized related to RSUs. As of December 31, 2019, there was approximately $9.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of approximately 3.1 years.

12.  Employee Benefit Plan

During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2019, 2018 and 2017, were $0.7 million, $0.3 million and $0.3 million, respectively.

13. Leases

The Company has operating leases primarily related to the Company's principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office has a lease term of 5 years and the automobile leases and IT equipment leases primarily have a term of 3 years. During the year ended December 31, 2019, the Company recognized $0.3 million of operating lease costs, recognized on the statements of operations, and paid cash for the amounts included in the measurement of lease liabilities of $0.3 million which were included in operating cash flows on the statements of cash flows. At December 31, 2019, the weighted-average remaining lease term of operating leases was 3.3 years and the weighted average discount rate was 6.5%. There were no right-of-use assets obtained in

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

13. Leases (Continued)

exchange for lease obligations in the twelve months ended December 31, 2019. The Company had no additional operating and finance leases that have not yet commenced as of December 31, 2019.

The total rent expense for the years ended December 31, 2018 and 2017, recognized prior to the adoption of ASU 2016-02, was approximately $0.3 million, and $0.2 million, respectively.

The following table summarizes the Company's future maturities of operating lease liabilities as of December 31, 2019:

(in thousands)
2020	$538
2021	517
2022	470
2023	216
Total lease payments	1,741
Less imputed interest	178
Total	$1,563

The following table summarizes supplemental balance sheet information related to leases as of December 31, 2019:

Operating Leases	(in thousands)
Right of use operating lease assets (long-term)	1,532
Total right of use operating lease assets	$1,532

Operating lease liabilities (short-term)	$454
Operating lease liabilities (long-term)	1,109
Total lease obligations under operating leases	$1,563

14.  Income Taxes

There was no provision for income taxes for the years ended December 31, 2019, 2018 and 2017, because the Company has incurred operating losses since inception. At December 31, 2019, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. Tax from a worldwide to a territorial system, and potential additional limitations on deductions related to interest expense and executive compensation. The Company recorded a reduction to its gross deferred tax assets of $50.4 million in 2017, the period in which the legislation was enacted. The reduction in the Company’s gross deferred tax assets was fully offset by an equal reduction in the Company’s valuation allowance, resulting in no additional net income tax expense from the tax law change.

As of December 31, 2019, 2018 and 2017, the Company had deferred tax assets, before valuation allowance, of approximately $174.2 million, $152.2 million and $99.8 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2019, 2018 and 2017, the Company had federal net operating loss (“NOL”) carryforwards of approximately $618.1 million, $539.2 million and $347.4 million, respectively. The federal NOL carryforwards will expire at various dates beginning in 2028, if not utilized. The Company filed certain amended state tax returns for tax years 2012-2015 during 2017 that resulted in

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

14.  Income Taxes (Continued)

increasing the Company’s state NOL carryforward. As of December 31, 2019, 2018 and 2017, the Company had state NOL carryforwards of approximately $527.1 million, $526.6 million and $327.8 million, respectively. The state NOL carryforwards will expire at various dates beginning in 2022, if not utilized.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2019	2018	2017
Federal income tax (benefit) at statutory rate	(21.0)%	(21.0)%	(34.0)%
Change in tax rate	(0.2)%	0.0%	29.6%
Permanent items	(1.0)%	(0.5)%	0.1%
Other	0.7%	0.5%	(0.9)%
Amended Tax Returns	0.0%	0.0%	(4.5)%
Change in valuation allowance	21.5%	21.0%	9.7%
Effective income tax rate	0.0%	0.0%	0.0%

If the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, a Section 382 ownership change could be deemed to have occurred. If a Section 382 change occurs, the Company’s future utilization of the net operating loss carryforwards and credits as of the ownership change will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation may result in the expiration of net operating losses before utilization.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued.

Significant components of the Company’s deferred tax assets are summarized in the table below:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$154,912	$138,299
Equity compensation	17,217	13,542
Temporary differences	2,089	341
Total deferred tax assets	174,218	152,182
Valuation allowance	(174,218)	(152,182)
Net deferred tax assets	$—	$—

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

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

15.  Net Loss Per Common Share (Continued)

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31,	December 31,	December 31,
	2019	2018	2017
Warrants for common stock	—	8,230	185,353
Common shares under option	4,677,929	5,303,723	4,159,151
Unvested RSUs	245,966	37,475	10,003
Total potential dilutive shares	4,923,895	5,349,428	4,354,507

16.  Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the balance sheets to the same amounts presented on the statements of cash flows on December 31, 2019 and 2018.

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$166,130	$36,973
Restricted cash	928	—
Total cash, cash equivalents and restricted cash shown on the statements of cash flows	$167,058	$36,973

17.  Selected Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly financial data for the last two years:

	2019
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Revenues:
Collaboration revenue	$145,419	$982	$981	$982
Total Revenues	145,419	982	981	982

Operating expenses:
Research and development	$46,308	$42,788	$48,281	$38,234
General and administrative	12,182	13,492	18,468	21,712
Total operating expenses	58,490	56,280	66,749	59,946

Gain (loss) from operations:	86,929	(55,298)	(65,768)	(58,964)

Interest expense	—	—	(3,996)	(4,124)
Other income, net	450	1,077	1,387	1,142
Net gain (loss)	$87,379	$(54,221)	$(68,377)	$(61,946)

Net gain (loss) per common share – basic (1)	$3.26	$(2.01)	$(2.52)	$(2.26)
Net gain (loss) per common share – diluted	$3.07	$(2.01)	$(2.52)	$(2.26)

Weighted-average shares outstanding - basic	26,842,785	26,968,818	27,171,769	27,371,067
Weighted-average shares outstanding - diluted	28,449,767	26,968,818	27,171,769	27,371,067

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)

17.  Selected Quarterly Financial Data (Unaudited) (Continued)

	2018
	March 31	June 30	September 30	December 31
	(in thousands, except share and per share data)
Operating expenses:
Research and development	$40,940	$39,524	$41,551	$49,473
General and administrative	5,954	6,956	9,011	11,176
Total operating expenses	46,894	46,480	50,562	60,649

Loss from operations:	(46,894)	(46,480)	(50,562)	(60,649)

Other income, net	764	750	651	610
Net loss	$(46,130)	$(45,730)	$(49,911)	$(60,039)

Net loss per common share - basic and diluted	$(1.73)	$(1.71)	$(1.86)	$(2.24)
Weighted-average shares outstanding - basic and diluted	26,605,189	26,786,796	26,804,026	26,818,331
(1)	Due to the use of weighted average shares outstanding for each quarter for calculating net loss per common share, the sum of the quarterly net loss per common share amounts may not equal the net loss per common share amount for the full year.