Form 10-Q
period 2020-03-31
Esperion Therapeutics, Inc.
filed 2020-05-06
CIK 1434868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 27,617,431 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$149,386	$166,130
Restricted cash	928	928
Short-term investments	7,931	34,651
Prepaid clinical development costs	1,189	6,081
Inventories	1,841	—
Other prepaid and current assets	11,354	3,924
Total current assets	172,629	211,714

Property and equipment, net	1,447	1,145
Intangible assets	56	56
Right of use operating lease assets	5,510	1,532
Total assets	$179,642	$214,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,114	$28,856
Accrued clinical development costs	22,687	17,511
Other accrued liabilities	23,570	11,871
Revenue interest liability	8,999	5,236
Deferred revenue from collaborations	1,170	2,152
Operating lease liabilities	1,913	454
Total current liabilities	73,453	66,080

Revenue interest liability	152,716	127,308
Operating lease liabilities	3,719	1,109
Total liabilities	229,888	194,497
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 27,548,133 shares issued and outstanding at March 31, 2020 and 27,497,911 shares issued and outstanding at December 31, 2019	28	27
Additional paid-in capital	723,232	715,166
Accumulated other comprehensive income	9	23
Accumulated deficit	(773,515)	(695,266)
Total stockholders’ equity (deficit)	(50,246)	19,950
Total liabilities and stockholders’ equity	$179,642	$214,447

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product sales, net	$858	$—
Collaboration revenue	982	145,419
Total Revenues	1,840	145,419

Operating expenses:
Cost of goods sold	31	—
Research and development	34,702	46,308
Selling, general and administrative	41,553	12,182
Total operating expenses	76,286	58,490

Income (loss) from operations	(74,446)	86,929

Interest expense	(4,171)	—
Other income, net	368	450
Net income (loss)	$(78,249)	$87,379

Net income (loss) per common share - basic	$(2.84)	$3.26
Net income (loss) per common share - diluted	$(2.84)	$3.07

Weighted-average shares outstanding - basic	27,519,229	26,842,785
Weighted-average shares outstanding - diluted	27,519,229	28,449,767

Other comprehensive income (loss):
Unrealized gain (loss) on investments	$(14)	$208
Comprehensive income (loss)	$(78,263)	$87,587

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2018	26,824,859	$27	$677,511	$(598,101)	$(319)	$79,118
Exercise of stock options	80,218	—	1,669	—	—	1,669
Vesting of restricted stock units	3,125	—	—	—	—	—
Stock-based compensation	—	—	6,636	—	—	6,636
Other comprehensive gain	—	—	—	—	208	208
Net income	—	—	—	87,379	—	87,379
Balance March 31, 2019	26,908,202	$27	$685,816	$(510,722)	$(111)	$175,010

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2019	27,497,911	$27	$715,166	$(695,266)	$23	$19,950
Exercise of stock options	40,133	1	1,013	—	—	1,014
Vesting of restricted stock units	10,089	—	—	—	—	—
Stock-based compensation	—	—	7,053	—	—	7,053
Other comprehensive loss	—	—	—	—	(14)	(14)
Net loss	—	—	—	(78,249)	—	(78,249)
Balance March 31, 2020	27,548,133	$28	$723,232	$(773,515)	$9	$(50,246)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(78,249)	$87,379
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	106	71
Accretion of premiums and discounts on investments	(73)	(75)
Non-cash interest expense related to the revenue interest liability	4,171	—
Stock-based compensation expense	7,053	6,636
Changes in assets and liabilities:
Prepaids and other assets	(2,538)	1,294
Deferred revenue	(982)	4,581
Inventories	(1,841)	—
Accounts payable	(13,650)	(11,549)
Other accrued liabilities	16,656	3,354
Net cash (used in) provided by operating activities	(69,347)	91,691

Investing activities
Purchases of investments	(4,420)	—
Proceeds from sales/maturities of investments	31,200	45,885
Purchase of property and equipment	(191)	(189)
Net cash provided by investing activities	26,589	45,696

Financing activities
Proceeds from revenue interest liability	25,000	—
Proceeds from exercise of common stock options	1,014	1,669
Net cash provided by financing activities	26,014	1,669

Net increase (decrease) in cash and cash equivalents	(16,744)	139,056
Cash, cash equivalents and restricted cash at beginning of period	167,058	36,973
Cash, cash equivalents and restricted cash at end of period	$150,314	$176,029
Supplemental disclosure of cash flow information:
Purchase of property and equipment not yet paid	$408	$—
Non cash right of use asset	91	25

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. The Company and Basis of Presentation

The Company is the Lipid Management Company, a pharmaceutical company focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients with elevated low density lipoprotein cholesterol ("LDL-C"). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering medicines that will make a substantial impact on reducing global cardiovascular disease ("CVD"); the leading cause of death around the world. NEXLETOLTM (bempedoic acid) and NEXLIZETTM (bempedoic acid and ezetimibe) tablets are the first, oral, once-daily, non-statin LDL-C lowering medicines approved in the U.S. in nearly 20 years for patients with atherosclerotic cardiovascular disease (“ASCVD”) or heterozygous familial hypercholesterolemia (“HeFH”).

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

On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLIZET on cardiovascular morbidity and mortality has not been determined. NEXLIZET is the first non-statin, LDL-C lowering fixed combination drug product ever approved.

On January 31, 2020, the Committee for Medicinal Products for Human Use ("CHMP") of the European Medicines Agency ("EMA") adopted a positive opinion for the Marketing Authorisation Applications ("MAAs") of both bempedoic acid and the bempedoic acid / ezetimibe combination tablets, recommending approval for the treatment of hypercholesterolemia and mixed dyslipidemia. On April 6, 2020, the Company announced that the European Commission (“EC”) approved the NILEMDO™ (bempedoic acid) and NUSTENDI™ (bempedoic acid and ezetimibe) tablets for the treatment of hypercholesterolemia and mixed dyslipidemia. The decision is applicable to all 27 European Union member states plus the United Kingdom, Iceland, Norway and Liechtenstein. NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) are the branded products names for bempedoic acid and the bempedoic acid / ezetimibe combination tablets in Europe. NILEMDO is the first, oral, non-statin, LDL-C lowering medicines approved in Europe in almost two decades for indicated patients, and NUSTENDI is the first non-statin, LDL-C lowering combination medicine ever approved in Europe.

On April 17, 2020, the Company entered into a License and Collaboration Agreement (the "Otsuka Agreement") with Otsuka Pharmaceutical Co., Ltd. ("Otsuka"). Pursuant to the Otsuka Agreement, the Company granted Otsuka exclusive development and commercialization rights to NEXLETOL and NEXLIZET in Japan. Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan. The Company received an upfront cash payment of $60 million in April 2020 and will receive up to an additional $450 million in total development and sales milestones. The Company will also receive tiered royalties ranging from 15 percent to 30 percent on net sales in Japan.

The Company is conducting a global cardiovascular outcomes trial ("CVOT")—known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial is designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. The Company initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with 14,032 patients in August 2019. The primary endpoint of the study is the effect of bempedoic acid on major adverse cardiovascular events (“MACE”) (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is an event-driven trial and will conclude once the predetermined number of MACE endpoints occur. Based on estimated cardiovascular event rates, the Company expects to meet the target number of events in the second half of 2022. The Company intends to use potential positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe, and other territories.

The Company's primary activities since incorporation have been conducting research and development activities, including nonclinical, preclinical and clinical testing, performing business and financial planning, recruiting personnel, and raising capital. The Company received approval by the FDA in February 2020 to commercialize NEXLETOL and NEXLIZET in the U.S., and accordingly commenced principal operations on March 30, 2020 with the commercialization of NEXLETOL. The Company is subject to risks and uncertainties which include the need to successfully commercialize its products, research, develop, and clinically test therapeutic products; obtain regulatory approvals for its products; expand its management, commercial and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.

The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. While management believes current cash resources and future cash received from the Company's net product sales, collaboration agreements with Daiichi Sankyo Europe GmbH ("DSE") and Otsuka, entered into on January 2, 2019 and April 17, 2020, respectively, and from the Revenue Interest Purchase Agreement (“RIPA”) with Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, and the Purchasers named therein, entered into on June 26, 2019, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.

If adequate funds are not available, the Company may not be able to continue the development of its current products or future product candidates, or to commercialize its current or future product candidates, if approved.

Basis of Presentation

The accompanying condensed financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues, expenses and related disclosures. Actual results could differ from those estimates.

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

Concentration of Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to concentrations of credit risk. The Company has established guidelines for investment of its excess cash and believes the guidelines maintain safety and liquidity through diversification of counterparties and maturities.

The Company relies on third-party manufacturers and suppliers for manufacturing and supply of its products. The instability of manufacturers to fulfill supply requirements of the Company could materially impact future operating results. A change in the relationship with the suppliers or manufacturer, or an adverse change in their business could materially impact the Company. Although there are potential sources of supply other than the Company's existing suppliers, new suppliers are required to qualify under applicable regulatory requirements.

The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of March 31, 2020, one customer accounted for all of the Company's net trade receivables.

Segment Information

The Company views its operations and manages its business in one operating segment, which is the business of researching, developing and commercializing therapies for the treatment of patients with elevated LDL-C.

Fair Value of Financial Instruments

The Company's cash, cash equivalents, restricted cash and investments are carried at fair value. Financial instruments, including other prepaid and current assets, accounts payable and accrued liabilities are carried at cost, which approximates fair value. Debt is carried at amortized cost, which approximates fair value.

Other Prepaid and Current Assets

Other prepaid and current assets represent the Company's right for goods or services for which the Company has prepaid as well as net trade receivables from the Company's wholesalers from the sale of its products. Trade receivables are recorded net of the estimated variable consideration for prompt pay discounts and chargebacks based on contractual terms and the Company's expectation regarding the utilization and earnings of the chargebacks and discounts as well as the net amount expected to be collected from the Company's customers. Estimates of the Company's credit losses are determined based on existing contractual payment terms, individual customer circumstances, and any changes to the economic environment. Accrued interest receivables related to available-for-sale debt securities are classified as "Other Prepaid and Current Assets" on the condensed balance sheets. Any credit losses related to accrued interest receivables are recorded by reversing interest income.

Inventories

Inventories are stated at the lower of cost or net realizable value and recognized on a first-in, first-out ("FIFO") method. The Company uses standard cost to determine the cost basis for inventory. Inventory is capitalized based on when future economic benefit is expected to be realized. The Company began capitalizing inventory upon receiving FDA approval for NEXLETOL and NEXLIZET on February 21, 2020 and February 26, 2020, respectively. Prior to the FDA approval of NEXLETOL and NEXLIZET, expenses associated with the manufacturing of the Company's products were recorded as research and development expense.

The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of sales in the period in which they are incurred.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through March 31, 2020.

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

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: identify the contracts with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when or as the entity satisfies a performance obligation. At contract inception the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. The Company derives revenue through two primary sources: collaboration revenue and product sales. Collaboration revenue consists of the collaboration payments to the Company for collaboration arrangements outside of the United States for the development, manufacturing and commercialization of the Company's product candidates by the Company's partners and product sales consists of sales of NEXLETOL.

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

The collaboration agreements may require the Company to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. In an agreement involving multiple goods or services promised to be transferred to a customer, the Company must assess, at the inception of the contract, whether each promise represents a separate performance obligation (i.e., is "distinct"), or whether such promises should be combined as a single performance obligation.

The terms of the agreement typically include consideration to be provided to the Company in the form of non-refundable up-front payments, development milestones, sales milestones, and royalties on sales of products within a respective territory.

At the inception of the contract, the transaction price reflects the amount of consideration the Company expects to be entitled to in exchange for transferring promised goods or services to its customer. In the arrangement where the Company satisfies performance obligation(s) during the regulatory phase over time, the Company recognizes collaboration revenue typically using an input method on the basis of regulatory costs incurred relative to the total expected cost which determines the extent of progress toward completion. The Company reviews the estimate of the transaction price and the total expected cost each period, and makes revisions to such estimates as necessary. For sales-based milestones and royalties based on sales of product in a territory, the Company applies the sales-based royalty exception in ASC 606-10-55-65 to all of these milestones and royalties.

Under the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. The Company receives royalties from the commercialization of such products, and records its share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborator. The collaborator will provide the Company with estimates of its royalties for such quarter; these estimates are reconciled to actual results in the subsequent quarter, and the royalty is adjusted accordingly, as necessary.

b.Product Sales, Net

On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription. NEXLETOL net product sales totaled $0.9 million for the three months ended March 31, 2020.

The Company sells NEXLETOL to wholesalers in the U.S and, in accordance with ASC 606, recognizes revenue at the point in time when the customer is deemed to have obtained control of the product. The customer is deemed to have obtained control of the product at the time of physical receipt of the product at the customers’ distribution facilities, or Free on Board (“FOB”) destination, the terms of which are designated in the contract.

Product sales are recorded at the net selling price, which includes estimates of variable consideration for which reserves are established for (a) rebates and chargebacks, (b) co-pay assistance programs, (c) distribution fees, (d) product returns, and (e) other discounts. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Given the early stage of the Company’s commercial operations it has provided constraint of its variable consideration due to its potential consumption trends. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Liabilities for co-pay assistance, expected product returns, rebates, and distributor fees are classified as “Other accrued liabilities” in the Condensed Balance Sheets. Discounts, such as prompt pay discounts, and chargebacks are recorded as a reduction to trade accounts receivable, which is included in “Other prepaid and current assets” in the Condensed Balance Sheets.

Forms of Variable Consideration

Rebates and Chargebacks: The Company estimates reductions to product sales for Public Health Service Institutions, such as Medicaid, Medicare and Veterans' Administration ("VA") programs, as well as certain other qualifying federal and state government programs, and other group purchasing organizations. The Company estimates these reductions based upon the Company's contracts with government agencies and other organizations, statutorily defined discounts and estimated payor mix. These organizations purchase directly from the Company's wholesalers at a discount and the wholesalers charge the Company back the difference between the wholesaler price and the discounted price. The Company's liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter. The Company's reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.

Co-pay assistance: Eligible patients who have commercial insurance may receive assistance from the Company to reduce the patient's out of pocket costs. The Company will buy down the difference between the amount of the eligible patient's co-pay when the drug is purchased at the pharmacy at a determined price. Liabilities for co-pay assistance are calculated by actual program participation from third-party administrators.

Distribution Fees: The Company has written contracts with its customers that include terms for distribution fees and costs for inventory management. The Company estimates and records distribution fees due to its customers based on gross sales.

Product Returns: The Company generally offers a right of return based on the product’s expiration date and certain spoilage and damaged instances. The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of product sales in the period the related product sales is recognized. The Company’s estimates for expected returns are based primarily on an ongoing analysis of sales information and visibility into the inventory remaining in the distribution channel.

Discounts: The Company provides product discounts, such as prompt pay discounts, to its customers. The Company estimates cash discounts based on terms in negotiated contracts and the Company’s expectations regarding future payment patterns.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13 which requires financial instruments to be recognized at an estimate of current expected credit losses. As part of the ASU, financial assets measured at amortized cost will be presented at the net amount expected to be collected. In addition, companies will recognize an allowance for credit losses on available-for-sale investments rather than reducing the amortized cost in an other-than-temporary impairment. The Company has chosen the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of available-for-sale debt securities in identifying and measuring an impairment. The Company adopted the standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's balance sheets, statements of operations or statements of cash flows.

In August 2018, the FASB issued ASU 2018-15 which includes provisions to clarify customer's accounting for implementation costs incurred in a cloud computing arrangement. Under the updated guidance, a customer in a cloud computing arrangement that is a service contract should follow the internal-use software guidance to determine how to account for costs incurred in implementation. The updated guidance also requires certain classification on the balance sheets, statements of operations and statements of cash flows as well as additional quantitative and qualitative disclosures. The Company adopted the standard effective January 1, 2020 and has chosen to adopt the standard prospectively. Implementation costs for cloud computing arrangements are capitalized in "Other prepaid and current assets" on the Company's balance sheets. The adoption of this standard did not have a material impact to the Company's balance sheets, statements of operations or statements of cash flows.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

3. Collaborations with Third Parties

Agreement Terms

On January 2, 2019, the Company entered into a license and collaboration agreement with DSE. Pursuant to the agreement, the Company granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablets in the European Economic Area and Switzerland (“DSE Territory”). DSE will be responsible for commercialization in the DSE Territory. The Company remains responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory.

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

Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $150.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing regulatory and development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing regulatory and development activities. In the three months ended March 31, 2020, the Company recognized $1.0 million related to the on-going performance obligation related to the ongoing regulatory efforts related to the MAA in the DSE Territory. In the three months ended March 31, 2019, the Company recognized $145.4 million of collaboration revenue related to the $150 million upfront payment. The $145.4 million related to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the period ended March 31, 2019, in the amounts of $144.4 million and $1.0 million, respectively. The remaining $0.7 million of the upfront payment was deferred as of March 31, 2020 due to an on-going performance obligation related to the ongoing regulatory efforts related to the MAA in the DSE Territory. This deferred revenue will be recognized ratably over the period leading up to the transfer of the MAA by the EMA.

All future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606 due to the fact that such amounts hinge on development activities, regulatory approvals and sales-based milestones. Additionally, the Company expects that any consideration related to royalties and sales-based milestones will be recognized when the subsequent sales occur.

The Company has not yet recognized any revenue for milestone payments as the related regulatory and commercial milestones have not yet been achieved.

4. Inventories

Inventories as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$1,143	$—
Work in process	523	—
Finished goods	175	—
	$1,841	$—

The Company has entered into a contract manufacturing agreement with a third party commercial manufacturing organization for the production of certain inventory supplies of NEXLETOL and NEXLIZET. The agreement has an initial term of three years and will renew automatically for successive periods of one year each unless terminated by either party. Under the agreement the Company is obligated to purchase minimum order commitments on a rolling twelve-month period for the batches of inventory supplies produced.

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

On December 15, 2016, a purported stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. The Company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the Company when they made or approved improper statements on August 17, 2015, regarding the Company’s lead product candidate’s path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at the Company. On February 8, 2019, the Company and defendants filed a motion to dismiss the derivative lawsuit. On April 23, 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and the Company filed a reply brief on May 15, 2019. On November 6, 2019, the court held a hearing on the motion to dismiss. On February 13, 2020, the court granted the motion to dismiss with prejudice and entered judgment in the Company’s favor. On March 16, 2020, the plaintiff filed a notice of appeal to the Supreme Court of Delaware. The lawsuit seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

There have been no other material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 other than the Revenue Interest Purchase Agreement disclosed in Note 8 “Liability Related to the Revenue Interest Purchase Agreement.”

6. Investments

The following table summarizes the Company’s cash equivalents and investments:

	March 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$128,119	$—	$—	$128,119
U.S. treasury notes	3,745	5	—	3,750
Short-term investments:
U.S. treasury notes	1,246	4	—	1,250
Commercial paper	6,681	—	—	6,681
Total	$139,791	$9	$—	$139,800

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$20,970	$—	$—	$20,970
U.S. treasury notes	2,497	—	—	2,497
Commercial paper	4,494	—	—	4,494
Short-term investments:
Certificates of deposit	245	—	—	245
U.S treasury notes	29,155	23	—	29,178
Commercial paper	5,228	—	—	5,228
Total	$62,589	$23	$—	$62,612

At March 31, 2020, remaining contractual maturities of investments classified as current on the balance sheets were less than 12 months.

During the three months ended March 31, 2020, other income, net in the statements of operations includes interest income on investments of $0.4 million, and income for the accretion of premiums and discounts on investments of $0.1 million, respectively. During the three months ended March 31, 2019, other income, net in the statements of operations includes interest income on investments of $0.4 million, and income for the accretion of premiums and discounts on investments of $0.1 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income in the statements of operations during the three months ended March 31, 2020 and 2019.

In the three months ended March 31, 2020, there were no allowances for credit losses and all unrealized gains for available-for-sale securities were recognized in accumulated other comprehensive income. In the three months ended March 31, 2020, the Company had no accrued interest receivables.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2020
Assets:
Money market funds	$128,119	$128,119	$—	$—
Investments:
U.S. treasury notes	5,000	5,000	—	—
Commercial paper	6,681	—	6,681	—
Total assets at fair value	$139,800	$133,119	$6,681	$—
December 31, 2019
Assets:
Money market funds	$20,970	$20,970	$—	$—
Investments:
Certificates of deposit	245	245	—	—
U.S. treasury notes	31,675	31,675	—	—
Commercial paper	9,722	—	9,722	—
Total assets at fair value	$62,612	$52,890	$9,722	$—

At March 31, 2020, the fair value of the $161.7 million revenue interest liability is based on the Company’s current estimates of future revenues expected to be paid to Oberland, over the life of the RIPA. The liability is considered a Level 3 input based on the three level hierarchy. Refer to Note 8 “Liability Related to the Revenue Interest Purchase Agreement” for further information.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2020 and 2019.

8. Liability Related to the Revenue Interest Purchase Agreement

On June 26, 2019, the Company entered into a RIPA with Oberland, as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, to obtain financing in respect to the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets and other working capital needs. Pursuant to the RIPA, the Company received $125.0 million at closing, less certain issuance costs. The Company is also entitled to receive up to approximately $75.0 million in subsequent installments subject to the terms and conditions set forth in the RIPA: (i) $25.0 million upon certain regulatory approval of its product candidates and (ii) $50.0 million, at the Company’s option, upon reaching $100.0 million trailing worldwide six-month net sales any time prior to December 31, 2021 (the “Third Payment”). In March 2020, the Company received $25.0 million from Oberland upon receiving regulatory approval of NEXLETOL.

As consideration for such payments, the Purchasers have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based upon net sales of the Company’s certain products which will be tiered payments initially ranging from 2.5% to 7.5% of the Company’s net sales in the covered territory (the “Covered Territory”); provided that (a) if annual net sales equal or exceed $350.0 million by December 31, 2021 (the “Sales Threshold”), the initially tiered revenue interest rate will be decreased to a single rate of 2.5% of the Company’s net sales in the Covered Territory, beginning on January 1, 2022, and (b) if annual net sales equal or exceed the Sales Threshold and if the Purchasers receive 100% of their invested capital by December 31, 2024, the revenue interest rate will be decreased to a single rate of 0.4% of the Company’s net sales in the Covered Territory beginning on January 1, 2025. If the Third Payment is drawn down by the Company, the applicable royalty rates will increase by one-third. The Covered Territory is the United States, but is subject to expand to include the world-wide net sales if the Company’s annual U.S. net sales are less than $350.0 million for the year ended December 31, 2021. The U.S. net sales milestone thresholds are not to be taken as financial guidance. The Purchasers’ rights to receive the Revenue Interests shall terminate on the date on which the Purchasers have received Revenue Interests payments of 195% of the then aggregate purchase price (the “Cumulative Purchaser Payments”) paid to the Company, unless the RIPA is terminated earlier.

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

In connection with the arrangement, as of March 31, 2020, the Company has recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $161.7 million, net of $0.5 million of capitalized issuance costs in connection with the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.

A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $4.2 million in interest expense related to this arrangement for the three months ended March 31, 2020.

The Company received $125.0 million in exchange for entering into the RIPA and $25.0 million in March 2020 upon receiving regulatory approval of NEXLETOL. The effective annual imputed interest rate is 11.9%. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the three months ended March 31, 2020:

(in thousands)
Revenue interest liability at December 31, 2019	$132,544
Oberland funding for regulatory approval of NEXLETOL	25,000
Interest expense recognized	4,171
Revenue interest liability at March 31, 2020	$161,715

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued compensation	$7,343	$7,818
Accrued professional fees	11,451	3,842
Accrued inventory	1,563	—
Accrued other	3,213	211
Total other accrued liabilities	$23,570	$11,871

10. Stock Compensation

2017 Inducement Equity Plan

In May 2017, the Company’s board of directors approved the 2017 Inducement Equity Plan (the “2017 Plan”). The number of shares of common stock available for awards under the 2017 Plan was set to 750,000, with any shares of common stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock, or otherwise terminated (other than by exercise) under the 2017 Plan added back to the shares of common stock available for issuance under the 2017 Plan. In November 2019, the Company’s board of directors approved an amendment to the 2017 Plan to increase the number of shares of common stock available for issuance under the 2017 Plan by 400,000 shares.

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

The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2020:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term (Years)	Value
				(in thousands)
Outstanding at December 31, 2019	4,677,929	$39.31	6.82	$109,054
Granted	234,940	$61.14
Forfeited or expired	(43,282)	$48.24
Exercised	(40,133)	$25.21
Outstanding at March 31, 2020	4,829,454	$40.41	6.62	$31,070

The following table summarizes information about the Company’s stock option plan as of March 31, 2020:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term (Years)	Value
				(in thousands)
Vested and expected to vest at March 31, 2020	4,829,454	$40.41	6.62	$31,070
Exercisable at March 31, 2020	3,160,857	$34.92	5.59	$28,706

During the three months ended March 31, 2020 and 2019, the Company recognized $5.6 million and $6.4 million, respectively, of stock-based compensation expense related to stock options. As of March 31, 2020, there was $51.8 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.6 years.

The following table summarizes the activity relating to the Company’s RSUs for the three months ended March 31, 2020:

		Weighted-Average
	Number of	Fair Value Per
	RSUs	Share
Outstanding and unvested at December 31, 2019	245,966	$44.45
Granted	177,824	$59.93
Forfeited or expired	(23,939)	$43.03
Vested	(10,089)	$53.60
Outstanding and unvested at March 31, 2020	389,762	$51.36

During the three months ended March 31, 2020 and 2019, the Company recognized $1.5 million and $0.2 million, respectively, of stock-based compensation expense related to RSUs. As of March 31, 2020, there was $17.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.5 years.

11. Leases

The Company has operating leases primarily related to the Company’s principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office has a lease term of 5 years and the automobile leases and IT equipment leases primarily have a term of 3 years. During the three months ended March 31, 2020, the right of use operating lease assets and operating lease liabilities recognized on the condensed balance sheet increased by $4.0 million, and $4.1 million from December 31, 2019, respectively, due to the addition of automobile leases and IT equipment associated with the onboarding of the Company’s commercial salesforce to support the commercialization of NEXLETOL and NEXLIZET. During the three months ended March 31, 2020 and 2019, the Company recognized $0.2 million and $0.1 million, respectively, of operating lease costs, recognized on the Condensed Statements of Operations, and paid cash for the amounts included in the measurement of lease liabilities of $0.2 million and $0.1 million, respectively, which were included in operating cash flows on the Condensed Statements of Cash Flows. At March 31, 2020, the weighted-average remaining lease term of operating leases was 3.0 years and the weighted average discount rate was 4.0%. There were no right-of-use assets obtained in exchange for lease obligations in the three months ended March 31, 2020 or 2019. The Company had no additional operating and finance leases that have not yet commenced as of March 31, 2020 or 2019.

The following table summarizes the Company’s future maturities of operating lease liabilities as of March 31, 2020:

(in thousands)
2020	$1,589
2021	1,975
2022	1,928
2023	471
2024	—
Total lease payments	5,963
Less imputed interest	331
Total	$5,632

12. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2020 and 2019, because the Company has incurred annual operating losses since inception. At March 31, 2020, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

13. Net Income (Loss) Per Common Share

Basic net loss per share and basic net income per share is calculated by dividing net loss or net income by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing net income by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised during the period, determined using the treasury-stock method. For purposes of this calculation, stock options and unvested RSUs are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	March 31,	March 31,
	2020	2019
Net income (loss) (in thousands)	$(78,249)	$87,379

Weighted average shares – basic	27,519,229	26,842,785
Effect of dilutive shares:
Warrants for common stock	—	5,443
Common shares under option	—	1,601,288
Unvested RSUs	—	251
Dilutive shares	—	1,606,982
Weighted average shares – diluted	27,519,229	28,449,767

Net income (loss) per common share – basic	$(2.84)	$3.26
Net income (loss) per common share – diluted	$(2.84)	$3.07

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31,	March 31,
	2020	2019

Common shares under option	4,829,454	2,288,037
Unvested RSUs	389,762	34,350
Total potential dilutive shares	5,219,216	2,322,387

14. Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the Condensed Balance Sheets to the same amounts presented on the Condensed Statements of Cash Flows on March 31, 2020 and 2019.

	March 31,	March 31,
	2020	2019

Cash and cash equivalents	$149,386	$174,836
Restricted cash	928	1,193
Total cash and cash equivalents and restricted cash shown on the Condensed Statements of Cash Flows	$150,314	$176,029

+

15. Subsequent Events

Collaboration Agreement with Otsuka Pharmaceutical Co, Ltd.

On April 17, 2020, the Company entered into a License and Collaboration Agreement (the "Otsuka Agreement") with Otsuka. Pursuant to the Otsuka Agreement, the Company granted Otsuka exclusive development and commercialization rights to NEXLETOL and NEXLIZET in Japan. Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan. The Company estimates this amount to total up to $100 million over the next few years. The Company received an upfront cash payment of $60 million in April 2020 and will receive up to an additional $450 million in total development and sales milestones. The Company will also receive tiered royalties ranging from 15 percent to 30 percent on net sales in Japan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2019 and other filings that we make with the Securities and Exchange Commission.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our clinical development and commercialization plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development, commercialization plans, or approval of expanded indications for bempedoic acid and the bempedoic acid / ezetimibe combination tablets to be materially different from any future results, performance or achievements, including in relation to the clinical development, commercialization plans, or approval of expanded indications for bempedoic acid and the bempedoic acid / ezetimibe combination tablets, and the impact of COVID-19 on our business, clinical activities and commercial development plans, expressed or implied by these forward-looking statements.

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

Overview

Corporate Overview

We are the Lipid Management Company, a pharmaceutical company focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering medicines that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. NEXLETOLTM (bempedoic acid) and NEXLIZETTM (bempedoic acid and ezetimibe) tablets are the first, oral, once-daily, non-statin LDL-C lowering medicines approved in the U.S. in nearly 20 years for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

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

On February 26, 2020, we announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLIZET on cardiovascular morbidity and mortality has not been determined. NEXLIZET is the first non-statin, LDL-C lowering fixed combination drug product ever approved.

On January 31, 2020, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion for the Marketing Authorisation Applications, or MAAs, of both bempedoic acid and the bempedoic acid / ezetimibe combination tablets, recommending approval for the treatment of hypercholesterolemia and mixed dyslipidemia. On April 6, 2020, we announced that the European Commission, or EC, approved NILEMDO™ (bempedoic acid) and NUSTENDI™ (bempedoic acid and ezetimibe) tablets for the treatment of hypercholesterolemia and mixed dyslipidemia. The decision is applicable to all 27 European Union member states plus the United Kingdom, Iceland, Norway and Liechtenstein. NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) are the branded products names for bempedoic acid and the bempedoic acid / ezetimibe combination tablets in Europe. NILEMDO is the first, oral, non-statin, LDL-C lowering medicines approved in Europe in almost two decades for indicated patients, and NUSTENDI is the first non-statin, LDL-C lowering combination medicine ever approved in Europe.

On April 17, 2020, we entered into a License and Collaboration Agreement, or the Otsuka Agreement, with Otsuka Pharmaceutical Co., Ltd., or Otsuka. Pursuant to the Otsuka Agreement, we granted Otsuka exclusive development and commercialization rights to NEXLETOL and NEXLIZET in Japan. Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan. We estimate this amount to total up to $100 million over the next few years. We received an upfront cash payment of $60 million in April 2020 and will receive up to an additional $450 million in total development and sales milestones. We will also receive tiered royalties ranging from 15 percent to 30 percent on net sales in Japan.

We are conducting a global cardiovascular outcomes trial, or CVOT, – known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial is designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with 14,032 patients in August 2019. The primary endpoint of the study is the effect of bempedoic acid on major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is an event-driven trial and will conclude once the predetermined number of MACE endpoints occur. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022. We intend to use potential positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe and other territories.

We were incorporated in Delaware in January 2008 and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid and the bempedoic acid / ezetimibe combination tablets. In February 2020, the FDA approved NEXLETOL and NEXLIZET and NEXLETOL was commercially available in the U.S. on March 30, 2020. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, through collaborations with third parties and revenue interest purchase agreements, and we have incurred losses in each year since our inception.

Our net loss was $78.2 million for the three months ended March 31, 2020. In the three months ended March 31, 2019, the initial upfront payment from the collaboration agreement with Daiichi Sankyo Europe GmbH, or DSE, provided $145.4 million in collaboration revenue, driving net income of $87.4 million. All of our prior net losses resulted from costs incurred in connection with research and development programs and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

●	commercializing NEXLETOL and NEXLIZET tablets in the U.S.;

●	completing the clinical development activities for the CLEAR Outcomes CVOT;

●	operating as a public company.

Accordingly, we may need additional financing to support our continuing operations and further the development of our products. We may seek to fund our operations and further development activities through collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, permitted public or private equity offerings or through other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy or continue operations. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

For further safety information on NEXLETOL and NEXLIZET, please see the full prescribing information at Esperion.com.

NILEMDO was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated. NILEMDO is the first, oral, once-daily non-statin LDL-C lowering medicine for indicated patients approved in Europe in almost two decades.

The benefit with NILEMDO is its ability to reduce levels of LDL-C in patients with hypercholesterolemia or mixed dyslipidemia when administered alone and in combination with other lipid-modifying medicinal products. NILEMDO also reduced non-HDL-C, apolipoprotein B, or apo B, and total cholesterol, or TC. Notably, the pharmacology section of the NILEMDO label highlights that among the subset of patients with diabetes (n=1,134), lower levels of hemoglobin A1c (HbA1c) were observed as compared to placebo (on average 0.2%). The most commonly reported adverse reactions with NILEMDO during pivotal trials were hyperuricemia, pain in extremity and anemia. More patients on NILEMDO compared to placebo discontinued treatment due to muscle spasms, diarrhea, pain in extremity and nausea, although differences between NILEMDO and placebo were not significant.

NUSTENDI was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin in addition to ezetimibe, alone in patients who are either statin-intolerant or for whom a statin is contraindicated, and are unable to reach LDL-C goals with ezetimibe alone, or as an adjunct to diet in adult patients already being treated with the combination of bempedoic acid and ezetimibe as separate tablets with or without statin. NUSTENDI is the first non-statin LDL-C lowering combination medicine ever approved in Europe.

The benefit with NUSTENDI is its ability to reduce levels of LDL-C in patients with hypercholesterolemia or mixed dyslipidemia when administered alone and in combination with other lipid-modifying medicinal products. NUSTENDI also reduced non-HDL-C, apo B and TC. Notably, the pharmacology section of the label highlights that among the subset of patients with diabetes (n=1,134), lower levels of hemoglobin A1c (HbA1c) were observed as compared to placebo (on average 0.2%). The most commonly reported adverse reactions with NUSTENDI were hyperuricemia and constipation. In pooled placebo-controlled clinical trials with bempedoic acid, a component of NUSTENDI, more patients on bempedoic acid compared to placebo discontinued treatment due to muscle spasms, diarrhea, pain in extremity and nausea, although differences between bempedoic acid and placebo were not significant.

During the three months ended March 31, 2020, we incurred $14.2 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.

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

The study over-enrolled with 14,032 patients with hypercholesterolemia and high cardiovascular disease risk at over 1,200 sites in 32 countries. Eligible patients at high risk (LDL-C >100 mg/dL in primary prevention) for cardiovascular disease or with cardiovascular disease (LDL-C between 100 mg/dL to 190 mg/dL in secondary prevention) and who are only able to tolerate less than the lowest approved daily starting dose of a statin and considered statin averse, were randomized to receive bempedoic acid 180 mg once-daily or placebo. The expected average baseline LDL-C level in all patients is between 135 mg/dL and 140 mg/dL.

CLEAR Outcomes will conclude once the predetermined number of MACE endpoints occur. We initiated CLEAR Outcomes in December 2016 and completed enrollment in August 2019. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022. The study is intended to support our submissions for a CV risk reduction indication in the U.S., Europe and other territories.

The COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are monitoring the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to our approved medicines, advancing our product under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part II-Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

In the three months ended March 31, 2020, we recognized $0.9 million of net product sales from NEXLETOL and $1.0 million of collaboration revenue associated with ongoing performance obligation related to the ongoing regulatory efforts for the MAA in the DSE Territory. We expect to recognize the remaining $0.7 million of deferred revenue from the DSE collaboration agreement ratably over the period leading up to the approval of the MAA transfer by the EMA due to an ongoing performance obligation related to the ongoing regulatory efforts for the MAA in the DSE Territory.

Cost of goods sold

Cost of goods sold is related to our period costs related to net product sales of NEXLETOL. Prior to the FDA approval of NEXLETOL and NEXLIZET, expenses associated with the manufacturing of our products were recorded as research and development expense.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting nonclinical, preclinical and clinical studies. Our research and development expenses consist primarily of costs incurred in connection with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, which include:

●	expenses incurred under agreements with consultants, contract research organizations, or CROs, and investigative sites that conduct our preclinical and clinical studies;

●	the cost of acquiring, developing and manufacturing clinical study materials and commercial product manufacturing supply prior to product approval, including the procurement of ezetimibe in our continued development of our bempedoic acid / ezetimibe combination tablet;

●	employee-related expenses, including salaries, benefits, stock-based compensation and travel expenses;

●	allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

●	costs related to compliance with regulatory requirements.

We expense research and development costs as incurred. To date, substantially all of our research and development work has been related to bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies. We do not allocate acquiring and manufacturing clinical study materials, salaries, stock-based compensation, employee benefits or other indirect costs related to our research and development function to specific programs.

We will continue to incur research and development expenses in the foreseeable future as they relate to our ongoing CLEAR Outcomes CVOT and any other development programs or additional indications we choose to pursue. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S. and Europe. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablets, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries and related costs for personnel, including stock-based compensation, associated with our sales, executive, accounting and finance, commercial, operational and other administrative functions. Other general and administrative expenses include selling expenses, facility-related costs, communication expenses and professional fees for legal, patent prosecution, protection and review, consulting and accounting services.

We anticipate that our selling, general and administrative expenses will increase in the future in connection with the commercialization of NEXLETOL and NEXLIZET, increases in our headcount, expansion of our information technology infrastructure, and increased expenses associated with being a public company and complying with exchange listing and Securities and Exchange Commission, or SEC, requirements. These increases will likely include higher legal, compliance, accounting and investor and public relations expenses.

Interest Expense

Interest expense for the three months ended March 31, 2020 was related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital.

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

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13 which requires financial instruments to be recognized at an estimate of current expected credit losses. As part of the ASU, financial assets measured at amortized cost will be presented at the net amount expected to be collected. In addition, companies will recognize an allowance for credit losses on available-for-sale investments rather than reducing the amortized cost in an other-than-temporary impairment. We have chosen the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of available-for-sale debt securities in identifying and measuring an impairment. We adopted the standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s balance sheets, statements of operations or statements of cash flows.

In August 2018, the FASB issued ASU 2018-15 which includes provisions to clarify customer’s accounting for implementation costs incurred in a cloud computing arrangement. Under the updated guidance, a customer in a cloud computing arrangement that is a service contract should follow the internal-use software guidance to determine how to account for costs incurred in implementation. The updated guidance also requires certain classification on the balance sheets, statements of operations and statements of cash flows as well as additional quantitative and qualitative disclosures. We adopted the standard effective January 1, 2020 and have chosen to adopt the standard prospectively. Implementation costs for cloud computing arrangements are capitalized in “Other prepaid and current assets” on our balance sheets. The adoption of this standard did not have a material impact to our balance sheets, statements of operations or statements of cash flows.

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. As we continue through fiscal year 2020, we expect that net product sales will become a critical accounting estimate.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$858	$—	858
Collaboration revenue	982	145,419	$(144,437)
Operating Expenses:
Cost of goods sold	31	—	31
Research and development	34,702	46,308	(11,606)
Selling, general and administrative	41,553	12,182	29,371
Income (loss) from operations	(74,446)	86,929	(161,375)
Interest expense	(4,171)	—	(4,171)
Other income, net	368	450	(82)
Net income (loss)	$(78,249)	$87,379	$(165,628)

Product sales, net

Product sales, net for the three months ended March 31, 2020 was $0.9 million. This amount relates to initial stocking orders from our wholesalers in advance of our commercial product availability. NEXLETOL was commercially available in the U.S. on March 30, 2020.

Collaboration Revenue

Collaboration revenue recognized from our collaboration agreement with DSE for the three months ended March 31, 2020 was $1.0 million compared to $145.4 million for the three months ended March 31, 2019, a decrease of $144.4 million. Revenue for the three months ended March 31, 2020 was attributable to the ongoing performance obligation from our collaboration agreement signed on January 2, 2019 related to the ongoing regulatory efforts for the MAA in the DSE Territory. Revenue for the three months ended March 31, 2019 was attributable to the initial recognition of the upfront payment from our DSE collaboration agreement signed on January 2, 2019.

Cost of goods sold

Cost of goods sold for the three months ended March 31, 2020 was less than $0.1 million, related to our period costs related to net product sales of NEXLETOL.

Research and development expenses

Research and development expenses for the three months ended March 31, 2020, were $34.7 million, compared to $46.3 million for the three months ended March 31, 2019, a decrease of $11.6 million. The decrease in research and development expenses was primarily attributable to a decline in costs related to the completion of enrollment of our CLEAR CVOT, which was fully enrolled during the third quarter of 2019, and costs associated with our regulatory submission activities in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2020, were $41.6 million, compared to $12.2 million for the three months ended March 31, 2019, an increase of $29.4 million. The increase in selling, general and administrative expenses was primarily attributable to costs to support the commercialization of NEXLETOL and NEXLIZET, increases in our headcount resulting from the buildout of our 300-member customer-facing team, stock-based compensation expense, and other costs to support our growth.

Interest Expense

Interest expense for the three months ended March 31, 2020, was $4.2 million. Interest expense was related to our RIPA with Oberland.

Other income, net

Other income, net for the three months ended March 31, 2020, was $0.4 million, compared to $0.5 million for the three months ended March 31, 2019, a decrease of $0.1 million.

Liquidity and Capital Resources

We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements. Pursuant to the license and collaboration agreement with DSE signed on January 2, 2019, we received an upfront cash payment of $150.0 million from DSE and are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $124.4 million, net of issuance costs, and received an additional $25.0 million upon regulatory approval of NEXLETOL. We are eligible for an additional $50.0 million at our option upon reaching certain net product sales thresholds. In return, Oberland will have a right to receive revenue interests based on net product sales of our products. Pursuant to the license and collaboration agreement with Otsuka signed on April 17, 2020, we received an upfront cash payment of $60.0 million in April 2020 and are eligible for substantial additional development and sales milestone payments and royalties. We anticipate that we will incur losses for the foreseeable future.

As of March 31, 2020, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $149.4 million and $7.9 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash (used in) provided by operating activities	$(69,347)	$91,691
Cash provided by investing activities	26,589	45,696
Cash provided by financing activities	26,014	1,669
Net increase (decrease) in cash and cash equivalents	$(16,744)	$139,056

Operating Activities

We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets.

Net cash used in operating activities totaled $69.3 million for three months ended March 31, 2020, consisting of the cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital. Net cash provided by operating activities totaled $91.7 million for the three months ended March 31, 2019, consisting of the $150.0 million upfront payment from the DSE collaboration offset by cash used to fund the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $26.6 million and $45.7 million for the three months ended March 31, 2020 and 2019, respectively, consisted primarily of proceeds from the sale and maturities of highly liquid, interest-bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $26.0 million for the three months ended March 31, 2020 related primarily to the cash received from the RIPA with Oberland upon regulatory approval of NEXLETOL. Net cash provided by financing activities of $1.7 million for the three months ended March 31, 2019 related primarily to proceeds from exercise of our common stock.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT and commercial launch activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreement with DSE, we received an upfront cash payment of $150.0 million from DSE in the first quarter of 2019 and are eligible for substantial additional sales and regulatory milestone payments and royalties, including an additional $150.0 million upon first commercial sale in the DSE Territory. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $125.0 million and received $25.0 million upon regulatory approval of NEXLETOL. We are eligible for an additional $50.0 million at our option upon reaching certain net product sales thresholds. In return, Oberland will have a right to receive revenue interest payments from us based on net product sales of certain of our products. Pursuant to the license and collaboration agreement with Otsuka, we received an upfront cash payment of $60.0 million from Otsuka in April 2020 and are eligible for substantial additional development and sales milestone payments and royalties. We estimate that current cash resources and proceeds to be received in the future for product sales, under the DSE and Otsuka collaboration agreements and the RIPA with Oberland are sufficient to fund operations through the commercialization of NEXLETOL and NEXLIZET. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may need to secure additional cash resources to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Our future funding requirements will depend on many factors, including, but not limited to:

●	our ability to successfully develop and commercialize NEXLETOL and NEXLIZET or other product candidates;

●	the costs, timing and outcomes of our CLEAR Outcomes CVOT and other ongoing clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablets;

●	the time and cost necessary to obtain regulatory approvals for bempedoic acid and the bempedoic acid / ezetimibe combination tablets in other territories outside the U.S. and Europe;

●	our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;

●	our ability to realize the intended benefits of our existing and future collaboration and partnerships;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

●	the implementation of operational and financial information technology.

Until such time, if ever, as we can generate U.S. substantial product sales, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available and permitted under the terms of our RIPA, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangements with DSE and Otsuka and the RIPA with Oberland, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablets that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

On June 26, 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, and we received $25.0 million in March 2020 upon regulatory approval of NEXLETOL. We are eligible for an additional $50.0 million at our option upon reaching certain product sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net product sales of certain products, which will be tiered payments initially ranging from 2.5% to 7.5% of our net product sales in the covered territory (as detailed in the RIPA). The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the condensed balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $7.5 million at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 8 “Liability Related to the Revenue Interest Purchase Agreement” in the Notes to the Condensed Financial Statements for further information.

We have entered into a contract manufacturing agreement with a third party commercial manufacturing organization for the production of certain inventory supplies of NEXLETOL and NEXLIZET. The agreement has an initial term of three years and will renew automatically for successive periods of one year each unless terminated by either party. Under the agreement we are obligated to purchase minimum order commitments on a rolling twelve-month period for the batches of inventory supplies produced.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents and available-for-sale investments of approximately $149.4 million and $7.9 million at March 31, 2020, and $166.1 million and $34.7 million at December 31, 2019, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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

We contract with CROs and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. We do not believe that fluctuations in foreign currency rates have had a material effect on our results of operations during the three months ended March 31, 2020.

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2020.

We have entered into a revenue interest purchase agreement. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. We do not believe a change in interest rate has had a material effect on our results of operations during the three months ended March 31, 2020.

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

As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, in connection with the approval of NEXLETOL and NEXLIZET and commercial availability of NEXLETOL, we designed and implemented new procedures and controls around our net product sales and inventory processes.

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

On December 15, 2016, a purported stockholder of our company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. Our company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the company when they made or approved improper statements on August 17, 2015, regarding our lead product candidate’s path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at our company. On February 8, 2019, we and the defendants filed a motion to dismiss the derivative lawsuit. On April 23, 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and we filed a reply brief on May 15, 2019. On November 6, 2019, the court held a hearing on the motion to dismiss. On February 13, 2020, the court granted our motion to dismiss with prejudice and entered judgment in our favor. On March 16, 2020, the plaintiff filed a notice of appeal to the Supreme Court of Delaware. The lawsuit seeks, among other things, any damages sustained by us as a result of the defendants’ alleged breaches of fiduciary duties, including damages related to above referenced securities class action, an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs. We are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

There have been no other material changes to our legal proceedings outside the ordinary course of business from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

You should consider carefully the following risk factors, together with those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in all of the other information included or incorporated in this report. The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our commercial launch of NEXLETOL, our intended commercial launch of NEXLIZET, intended commercial launch of NILEMDO and NUSTENDI lead by DSE in the EU, our ongoing CLEAR Outcomes trial, and operations and sales in general.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 have spread to multiple countries, including the United States. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. In response to the spread of SARS-CoV-2 and COVID-19, our commercial and medical organizations have suspended personal interactions with physicians and customers and will be conducting activities virtually.

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, including our clinical development and commercialization plans for the bempedoic acid and bempedoic acid / ezetimibe fixed dose combination tablets. As a result of the current pandemic, or future pandemics, we may not be able to meet expectations with respect to the net product sales of NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI or attain or maintain profitability and positive cash-flow from operations. Our ongoing clinical trial for bempedoic acid tablet and the timing for the review and approval of expanded indications for their effect on cardiovascular events may be impacted as well. Business interruptions from the current or future pandemics may also adversely impact the third parties we solely rely on to sufficiently manufacture NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI and to produce our product candidates in quantities we require, which may impair the commercialization of NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI and our research and development activities. So far, most of our manufacturing partners and CROs have continued to produce at anticipated levels despite these challenges.

Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our business generally, and the third parties which we rely upon, include business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak impacts our business, including our commercial results and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

ESPERION THERAPEUTICS, INC.

May 6, 2020	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2020	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)