Form 10-Q
period 2020-06-30
Esperion Therapeutics, Inc.
filed 2020-08-10
CIK 1434868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020, there were 27,825,428 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$298,489	$166,130
Restricted cash	—	928
Short-term investments	2,247	34,651
Prepaid clinical development costs	890	6,081
Inventories	8,248	—
Other prepaid and current assets	11,497	3,924
Total current assets	321,371	211,714

Property and equipment, net	1,512	1,145
Right of use operating lease assets	6,175	1,532
Other long-term assets	1,294	56
Total assets	$330,352	$214,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,690	$28,856
Accrued clinical development costs	19,641	17,511
Other accrued liabilities	21,908	11,871
Revenue interest liability	9,276	5,236
Deferred revenue from collaborations	1,134	2,152
Operating lease liabilities	2,232	454
Total current liabilities	83,881	66,080

Revenue interest liability	157,015	127,308
Operating lease liabilities	3,967	1,109
Total liabilities	244,863	194,497
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 27,751,655 shares issued and outstanding at June 30, 2020 and 27,497,911 shares issued and outstanding at December 31, 2019	28	27
Additional paid-in capital	734,365	715,166
Accumulated other comprehensive income	—	23
Accumulated deficit	(648,904)	(695,266)
Total stockholders’ equity	85,489	19,950
Total liabilities and stockholders’ equity	$330,352	$214,447

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$609	$—	$1,467	$—
Collaboration revenue	211,627	982	212,609	146,401
Total Revenues	212,236	982	214,076	146,401

Operating expenses:
Cost of goods sold	398	—	429	—
Research and development	34,987	42,788	69,689	89,096
Selling, general and administrative	47,681	13,492	89,234	25,674
Total operating expenses	83,066	56,280	159,352	114,770

Income (loss) from operations	129,170	(55,298)	54,724	31,631

Interest expense	(4,640)	—	(8,811)	—
Other income, net	81	1,077	449	1,527
Net income (loss)	$124,611	$(54,221)	$46,362	$33,158

Net income (loss) per common share - basic	$4.50	$(2.01)	$1.68	$1.23
Net income (loss) per common share - diluted	$4.32	$(2.01)	$1.60	$1.16

Weighted-average shares outstanding - basic	27,665,728	26,968,818	27,592,479	26,906,149
Weighted-average shares outstanding - diluted	28,854,445	26,968,818	28,948,058	28,518,015

Other comprehensive income (loss):
Unrealized gain (loss) on investments	$(9)	$95	$(23)	$303
Comprehensive income (loss)	$124,602	$(54,126)	$46,339	$33,461

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2018	26,824,859	$27	$677,511	$(598,101)	$(319)	$79,118
Exercise of stock options	80,218	—	1,669	—	—	1,669
Vesting of restricted stock units	3,125	—	—	—	—	—
Stock-based compensation	—	—	6,636	—	—	6,636
Other comprehensive gain	—	—	—	—	208	208
Net income	—	—	—	87,379	—	87,379
Balance March 31, 2019	26,908,202	$27	$685,816	$(510,722)	$(111)	$175,010
Exercise of stock options	115,612	—	1,887	—	—	1,887
Exercise of warrants	5,813	—	—	—	—	—
Vesting of restricted stock units	7,025	—	—	—	—	—
Stock-based compensation	—	—	6,563	—	—	6,563
Other comprehensive gain	—	—	—	—	95	95
Net loss	—	—	—	(54,221)	—	(54,221)
Balance June 30, 2019	27,036,652	$27	$694,266	$(564,943)	$(16)	$129,334

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance December 31, 2019	27,497,911	$27	$715,166	$(695,266)	$23	$19,950
Exercise of stock options	40,133	1	1,013	—	—	1,014
Vesting of restricted stock units	10,089	—	—	—	—	—
Stock-based compensation	—	—	7,053	—	—	7,053
Other comprehensive loss	—	—	—	—	(14)	(14)
Net loss	—	—	—	(78,249)	—	(78,249)
Balance March 31, 2020	27,548,133	$28	$723,232	$(773,515)	$9	$(50,246)
Exercise of stock options	160,024	—	3,738	—	—	3,738
Vesting of restricted stock units	43,498	—	—	—	—	—
Stock-based compensation	—	—	7,395	—	—	7,395
Other comprehensive loss	—	—	—	—	(9)	(9)
Net income	—	—	—	124,611	—	124,611
Balance June 30, 2020	27,751,655	$28	$734,365	$(648,904)	$—	$85,489

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$46,362	$33,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	224	126
Accretion of premiums and discounts on investments	(93)	(121)
Non-cash interest expense related to the revenue interest liability	8,811	—
Stock-based compensation expense	14,448	13,199
Changes in assets and liabilities:
Prepaids and other assets	(2,382)	1,840
Deferred revenue	(1,018)	3,599
Inventories	(8,248)	—
Other long-term assets	(1,238)	—
Accounts payable	921	(16,705)
Other accrued liabilities	12,257	2,586
Net cash provided by operating activities	70,044	37,682

Investing activities
Purchases of investments	(4,420)	—
Proceeds from sales/maturities of investments	36,895	72,835
Purchase of property and equipment	(776)	(423)
Net cash provided by investing activities	31,699	72,412

Financing activities
Proceeds from revenue interest liability	25,000	124,649
Proceeds from exercise of common stock options	4,752	3,556
Payments on revenue interest liability	(64)	—
Net cash provided by financing activities	29,688	128,205

Net increase in cash and cash equivalents	131,431	238,299
Cash, cash equivalents and restricted cash at beginning of period	167,058	36,973
Cash, cash equivalents and restricted cash at end of period	$298,489	$275,272
Supplemental disclosure of cash flow information:
Issuance costs from revenue interest agreement not yet paid	$—	$240
Purchase of property and equipment not yet paid	6	285
Non cash right of use asset	(7)	26

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. The Company and Basis of Presentation

Esperion Therapeutics, Inc. ("the Company”) is the Lipid Management Company, a pharmaceutical company focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients with elevated low density lipoprotein cholesterol ("LDL-C"). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering medicines that will make a substantial impact on reducing global cardiovascular disease ("CVD"); the leading cause of death around the world. NEXLETOL® (bempedoic acid) and NEXLIZETTM (bempedoic acid and ezetimibe) tablets are the first, oral, once-daily, non-statin LDL-C lowering medicines approved in the U.S. in nearly 20 years for patients with atherosclerotic cardiovascular disease (“ASCVD”) or heterozygous familial hypercholesterolemia (“HeFH”).

On February 21, 2020, the Company announced that the U.S. Food and Drug Administration (“FDA”) approved NEXLETOL an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLETOL on cardiovascular morbidity and mortality has not been determined. NEXLETOL is the first oral, once-daily, non-statin LDL-C lowering medicine approved since 2002 for indicated patients. NEXLETOL became commercially available on March 30, 2020.

On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLIZET on cardiovascular morbidity and mortality has not been determined. NEXLIZET is the first non-statin, LDL-C lowering fixed combination drug product ever approved. NEXLIZET became commercially available on June 4, 2020.

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

On June 18, 2020, the Company entered into an amendment to the license and collaboration agreement ("LCA Amendment") with Daiichi Sankyo Europe GmbH ("DSE") dated as of January 2, 2019. In June 2020, the Company completed the transfer of the MAAs for NILEMDO and NUSTENDI. Pursuant to the terms of the amendment, DSE paid the Company the second $150 million milestone based on completion of the NUSTENDI MAA transfer rather than the first product sale in the EU. Prior to the execution of the LCA Amendment, the milestone payment was due upon the first commercial sale in Europe, which is anticipated later this year. Additionally, the Company and DSE have agreed to expand the territory in which DSE has exclusive commercialization rights to NILEMDO and NUSTENDI to include Turkey. DSE's designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining Regulatory Approval for such product in Turkey.

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

The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. While management believes current cash resources and future cash received from the Company's net product sales, collaboration agreements with DSE and Otsuka, entered into on January 2, 2019 and April 17, 2020, respectively, and from the Revenue Interest Purchase Agreement (“RIPA”) with Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, and the Purchasers named therein, entered into on June 26, 2019, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.

If adequate funds are not available, the Company may not be able to continue the development of its current products or future product candidates, or to commercialize its current or future product candidates, if approved.

Basis of Presentation

The accompanying condensed interim financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues, expenses and related disclosures. Actual results could differ from those estimates.

Concentration of Risk

The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of June 30, 2020, one customer accounted for all of the Company's net trade receivables.

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

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: identify the contracts with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when or as the entity satisfies a performance obligation. At contract inception the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. The Company derives revenue through two primary sources: collaboration revenue and product sales. Collaboration revenue consists of the collaboration payments to the Company for collaboration arrangements outside of the United States for the development, manufacturing and commercialization of the Company's product candidates by the Company's partners and product sales consists of sales of NEXLETOL and NEXLIZET.

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

The terms of the agreement typically include consideration to be provided to the Company in the form of non-refundable up-front payments, development milestones, sales milestones, and royalties on sales of products within a respective territory. The Company recognizes regulatory and approval milestones consideration when it is probable that a future reversal is unlikely to occur. For sales based milestones and royalties based on sales of product in a territory, the Company applies the sales-based royalty exception in ASC 606-10-55-65 to all of these milestones and royalties.

At the inception of the contract, the transaction price reflects the amount of consideration the Company expects to be entitled to in exchange for transferring promised goods or services to its customer. In the arrangement where the Company satisfies performance obligation(s) during the regulatory phase over time, the Company recognizes collaboration revenue typically using an input method on the basis of regulatory costs incurred relative to the total expected cost which determines the extent of progress toward completion. The Company reviews the estimate of the transaction price and the total expected cost each period and makes revisions to such estimates as necessary. Under contracted supply agreements with collaborators, the Company may manufacture and supply quantities of active pharmaceutical ingredient (“API”) or bulk tablets reasonably required by collaboration partners for the development or sale of licensed products in their respective territory. The Company recognizes revenue when the collaboration partner has obtained control of the API or bulk tablets. The Company records the costs related to the supply agreement in cost of goods sold on the condensed statements of operations and comprehensive income (loss).

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

b.Product Sales, Net

On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $0.6 million and $1.5 million for the three and six months ended June 30, 2020, respectively.

The Company sells NEXLETOL and NEXLIZET to wholesalers in the U.S and, in accordance with ASC 606, recognizes revenue at the point in time when the customer is deemed to have obtained control of the product. The customer is deemed to have obtained control of the product at the time of physical receipt of the product at the customers’ distribution facilities, or free on board (“FOB”) destination, the terms of which are designated in the contract.

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

Recently Implemented Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-13 which requires financial instruments to be recognized at an estimate of current expected credit losses. As part of the ASU, financial assets measured at amortized cost will be presented at the net amount expected to be collected. In addition, companies will recognize an allowance for credit losses on available-for-sale investments rather than reducing the amortized cost in an other-than-temporary impairment. The Company has chosen the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of available-for-sale debt securities in identifying and measuring an impairment. The Company adopted the standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company's balance sheets, statements of operations or statements of cash flows.

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

DSE Agreement Terms

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

Pursuant to the agreement, the consideration consists of a $150.0 million upfront cash payment as well as $150.0 million cash payment to the Company upon first commercial sales in the DSE Territory. The Company also is responsible to supply DSE with certain manufacturing supply of the API or bulk tablets. The Company is also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorisation in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments related to total net sales achievements for DSE in the DSE Territory. Finally, the Company will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.

The agreement calls for both parties to participate in a Joint Collaboration Committee (the “DSE JCC”). The DSE JCC is comprised of executive management from each company and the Company will lead in all aspects related to development and DSE will lead in all aspects related to commercialization in the DSE Territory.

Agreement Terms Amendment

On June 18, 2020, the Company entered into an amendment to the license and collaboration agreement with DSE, dated as of January 2, 2019. In June, the Company completed the transfer of the MAAs for NILEMDO and NUSTENDI. Pursuant to the terms of the amendment, DSE paid the Company the second $150.0 million milestone based on completion of the NUSTENDI MAA transfer rather than the first product sale in the EU, as previously agreed. Additionally, the Company and DSE have agreed to expand the DSE Territory, or the territory in which DSE has exclusive commercialization rights to NILEMDO and NUSTENDI to include Turkey. DSE's designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining regulatory approval for such products in Turkey.

Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $150.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing regulatory and development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing regulatory and development activities. In the three and six months ended June 30, 2019, the Company recognized $1.0 million and $146.4 million of collaboration revenue, respectively. In the three and six months ended June 30, 2020, the Company recognized approximately $0.7 million and $1.6 million, respectively, related to the on-going performance obligation for the ongoing regulatory efforts related to the MAA in the DSE Territory, which was transferred to DSE in June 2020.

In addition, in the three and six months ended June 30, 2020, the Company recognized the $150.0 million milestone as collaboration revenue based on the successful transfer of the NUSTENDI MAA. In the three and six months ended June 30, 2020, the Company recognized collaboration revenue of $1.0 million related to the sales of bulk tablets of NILEMDO and NUSTENDI to DSE pursuant to the Supply Agreement that was executed with DSE.

All remaining future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606 due to the fact that such amounts hinge on development activities, regulatory approvals and sales-based milestones. Additionally, the Company expects that any consideration related to royalties and sales-based milestones will be recognized when the subsequent sales occur.

Otsuka Agreement Terms

On April 17, 2020, the Company entered into the Otsuka Agreement with Otsuka. Pursuant to the Otsuka Agreement, the Company granted Otsuka exclusive development and commercialization rights to NEXLETOL and NEXLIZET in Japan. Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan.

Pursuant to the agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The potential future milestone payments include up to $20.0 million upon first JNDA submissions in the Otsuka Territory, up to $70.0 million upon the first NHI Price Listing for NEXLETOL in the Otsuka Territory, and up to $50.0 million upon the achievement of the primary major adverse cardiovascular events (“MACE”) in the CLEAR Outcomes study and the CV risk reduction rate on the U.S. label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company will receive tiered fifteen percent (15%) to thirty percent (30%) royalties on net sales in Japan.

The agreement calls for both parties to participate in a Joint Collaboration Committee (the "Otsuka JCC"). The Otsuka JCC is comprised of executive management from each company and Otsuka will lead in all aspects related to development and commercialization in the Otsuka Territory.

Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $60.0 million should be included in the transaction price and related to the performance obligation under the agreement to the license to the Company's intellectual property. In the three and six months ended June 30, 2020, the Company recognized $60.0 million of collaboration revenue related to the $60.0 million upfront payment.

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

The Company has not yet recognized any revenue for milestone payments as the related regulatory and commercial milestones have not yet been achieved.

4. Inventories

Inventories as of June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$4,961	$—
Work in process	2,869	—
Finished goods	418	—
	$8,248	$—

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

On December 15, 2016, a purported stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. The Company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the Company when they made or approved improper statements on August 17, 2015, regarding the Company’s lead product candidate’s path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at the Company. On February 8, 2019, the Company and defendants filed a motion to dismiss the derivative lawsuit. On April 23, 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and the Company filed a reply brief on May 15, 2019. On November 6, 2019, the court held a hearing on the motion to dismiss. On February 13, 2020, the court granted the motion to dismiss with prejudice and entered judgment in the Company’s favor. On March 16, 2020, the plaintiff filed a notice of appeal to the Supreme Court of Delaware. On June 1, 2020, the plaintiff filed his opening brief on appeal to the Supreme Court of Delaware. On July 1, 2020, the Company and the defendants filed an answering brief. The lawsuit seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

6. Investments

The following table summarizes the Company’s cash equivalents and short-term investments:

	June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Cash equivalents:
Money market funds	$287,632	$—	$—	$287,632
Short-term investments:
Commercial paper	2,247	—	—	2,247
Total	$289,879	$—	$—	$289,879

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Cash equivalents:
Money market funds	$20,970	$—	$—	$20,970
U.S. treasury notes	2,497	—	—	2,497
Commercial paper	4,494	—	—	4,494
Short-term investments:
Certificates of deposit	245	—	—	245
U.S treasury notes	29,155	23	—	29,178
Commercial paper	5,228	—	—	5,228
Total	$62,589	$23	$—	$62,612

At June 30, 2020, remaining contractual maturities of investments classified as current on the balance sheets were less than 12 months.

During the three and six months ended June 30, 2020, other income, net in the statements of operations includes interest income on investments of $0.1 million and $0.5 million, respectively, and income for the accretion of premiums and discounts on investments of less than $0.1 million and $0.1 million, respectively. During the three and six months ended June 30, 2019, other income, net in the statements of operations includes interest income on investments of $1.0 million and $1.4 million, respectively, and income for the accretion of premiums and discounts on investments of less than $0.1 million and $0.1 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three and six months ended June 30, 2020 and 2019.

In the three and six months ended June 30, 2020, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income. As of June 30, 2020, the Company had no accrued interest receivables.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3

	(in thousands)
June 30, 2020
Assets:
Money market funds	$287,632	$287,632	$—	$—
Investments:
Commercial paper	2,247	—	2,247	—
Total assets at fair value	$289,879	$287,632	$2,247	$—
December 31, 2019
Assets:
Money market funds	$20,970	$20,970	$—	$—
Investments:
Certificates of deposit	245	245	—	—
U.S. treasury notes	31,675	31,675	—	—
Commercial paper	9,722	—	9,722	—
Total assets at fair value	$62,612	$52,890	$9,722	$—

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2020 and 2019.

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

In connection with the arrangement, as of June 30, 2020, the Company has recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $166.3 million, net of $0.5 million of capitalized issuance costs in connection with the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.

A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $4.6 million and $8.8 million in interest expense related to this arrangement for the three and six months ended June 30, 2020, respectively.

The Company received $125.0 million in exchange for entering into the RIPA and $25.0 million in March 2020 upon receiving regulatory approval of NEXLETOL. The effective annual imputed interest rate is 10.1%. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the six months ended June 30, 2020:

(in thousands)
Revenue interest liability at December 31, 2019	$132,544
Oberland funding for regulatory approval of NEXLETOL	25,000
Interest expense recognized	8,811
Revenue Interests payments	(64)
Revenue interest liability at June 30, 2020	$166,291

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Accrued compensation	$10,868	$7,818
Accrued professional fees	5,864	3,842
Accrued inventory	1,771	—
Accrued other	3,405	211
Total other accrued liabilities	$21,908	$11,871

10. Stock Compensation

Employee Stock Purchase Plan

In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six month increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the six months ended June 30, 2020:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term (Years)	Value
				(in thousands)
Outstanding at December 31, 2019	4,677,929	$39.31	6.82	$109,054
Granted	234,940	$61.14
Forfeited or expired	(134,945)	$56.38
Exercised	(200,157)	$23.74
Outstanding at June 30, 2020	4,577,767	$40.61	6.10	$72,396

The following table summarizes information about the Company’s stock option plan as of June 30, 2020:

		Weighted-Average	Weighted-Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Options	Per Share	Term (Years)	Value
				(in thousands)
Vested and expected to vest at June 30, 2020	4,577,767	$40.61	6.10	$72,396
Exercisable at June 30, 2020	3,195,452	$35.88	5.12	$65,786

Stock-based compensation related to stock options was $5.5 million and $11.1 million for the three and six months ended June 30, 2020, respectively, including $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, that were capitalized into inventory, and $6.2 million and $12.6 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $44.0 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.4 years.

The following table summarizes the activity relating to the Company’s RSUs for the six months ended June 30, 2020:

		Weighted-Average
	Number of	Fair Value Per
	RSUs	Share
Outstanding and unvested at December 31, 2019	245,966	$44.45
Granted	322,167	$52.82
Forfeited	(28,921)	$44.70
Vested	(53,587)	$51.98
Outstanding and unvested at June 30, 2020	485,625	$49.16

Stock-based compensation related to RSUs was approximately $1.8 million and $3.3 million for the three and six months ended June 30, 2020, respectively, including $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively, that were capitalized into inventory, and $0.4 million and $0.6 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $21.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.2 years.

11. Leases

The Company has operating leases primarily related to the Company’s principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office has a lease term of 5 years and the automobile leases and IT equipment leases primarily have a term of 3 years. During the six months ended June 30, 2020, the right of use operating lease assets and operating lease liabilities recognized on the condensed balance sheet increased by $4.6 million and $4.6 million from December 31, 2019, respectively, due to the addition of automobile leases and IT equipment associated with the onboarding of the Company’s commercial salesforce to support the commercialization of NEXLETOL and NEXLIZET. During the three and six months ended June 30, 2020, the Company recognized $0.6 million and $0.8 million, respectively, of operating lease costs, recognized on the condensed statements of operations, and paid cash for the amounts included in the measurement of lease liabilities of $0.6 million and $0.8 million, respectively, which were included in operating cash flows on the condensed statements of cash flows. During the three and six months ended June 30, 2019, the Company recognized less than $0.1 million and $0.1 million, respectively, of operating lease costs, recognized on the condensed statements of operations, and paid cash for the amounts included in the measurement of lease liabilities of less than $0.1 million and $0.1 million, respectively, which were included in operating cash flows on the condensed statements of cash flows. At June 30, 2020, the weighted-average remaining lease term of operating leases was 2.7 years and the weighted average discount rate was 3.6%. There were no right-of-use assets obtained in exchange for lease obligations in the six months ended June 30, 2020 or 2019. The Company had no additional operating and finance leases that have not yet commenced as of June 30, 2020 or 2019.

The following table summarizes the Company’s future maturities of operating lease liabilities as of June 30, 2020:

(in thousands)
2020 (remaining)	$1,209
2021	2,380
2022	2,333
2023	584
2024	—
Total lease payments	6,506
Less imputed interest	307
Total	$6,199

12. Income Taxes

There was no provision for income taxes for the three and six months ended June 30, 2020 and 2019, because the Company has incurred annual operating losses since inception. At June 30, 2020, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

13. Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing net income by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised during the period, determined using the treasury-stock method. For purposes of this calculation, stock options and unvested RSUs are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table summarizes the calculation of basic and diluted net income (loss) per share:

	For the three months ended ,		For the six months ended ,
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net income (loss) (in thousands)	$124,611	$(54,221)	$46,362	$33,158

Weighted average common shares outstanding - basic	27,665,728	26,968,818	27,592,479	26,906,149
Effect of dilutive shares:
Warrants for common stock	—	—	—	4,230
Common shares under option	1,139,280	—	1,291,353	1,607,093
Unvested RSUs	49,437	—	64,226	543
Dilutive shares	1,188,717	—	1,355,579	1,611,866
Weighted average common shares outstanding - diluted	28,854,445	26,968,818	28,948,058	28,518,015

Net income (loss) per common share - basic	$4.50	$(2.01)	$1.68	$1.23
Net income (loss) per common share - diluted	$4.32	$(2.01)	$1.60	$1.16

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	For the three months ended ,		For the six months ended ,
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Common shares under option	2,427,074	5,322,686	2,391,374	2,511,692
Unvested RSUs	295,423	83,778	190,565	77,653
Total potential dilutive shares	2,722,497	5,406,464	2,581,939	2,589,345

14. Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the condensed balance sheets to the same amounts presented on the condensed statements of cash flows on June 30, 2020 and 2019 and December 31, 2019 and 2018 (in thousands):

	June 30,	June 30,	December 31,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$298,489	$274,344	$166,130	$36,973
Restricted cash	—	928	928	—
Total cash and cash equivalents and restricted cash shown on the condensed statements of cash flows	$298,489	$275,272	$167,058	$36,973

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

We use the terms “we,” “us,” “our,” or the "Company” in this report to refer to Esperion Therapeutics, Inc.

Overview

Corporate Overview

We are the Lipid Management Company, a pharmaceutical company focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering medicines that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. NEXLETOL® (bempedoic acid) and NEXLIZETTM (bempedoic acid and ezetimibe) tablets are the first, oral, once-daily, non-statin LDL-C lowering medicines approved in the U.S. in nearly 20 years for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

On February 21, 2020, we announced that the U.S. Food and Drug Administration, or FDA, approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLETOL on cardiovascular morbidity and mortality has not been determined. NEXLETOL is the first oral, once-daily, non-statin LDL-C lowering medicine approved since 2002 for indicated patients. NEXLETOL became commercially available on March 30, 2020.

On February 26, 2020, we announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLIZET on cardiovascular morbidity and mortality has not been determined. NEXLIZET is the first non-statin, LDL-C lowering fixed combination drug product ever approved. NEXLIZET became commercially available on June 4, 2020.

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

On June 18, 2020, we entered into an amendment to the license and collaboration agreement, or LCA Amendment, with Daiichi Sankyo Europe GmbH, or DSE, dated as of January 2, 2019. In June 2020, we completed the transfer of the MAAs for NILEMDO and NUSTENDI. Pursuant to the terms of the amendment, DSE paid us the second $150 million milestone based on completion of the NUSTENDI MAA transfer rather than the first product sale in the EU, which is anticipated later this year. Prior to the execution of the LCA Amendment, the milestone payment was due upon the first commercial sale in Europe, which is anticipated later this year. Additionally, we and DSE have agreed to expand the territory in which DSE has exclusive commercialization rights to NILEMDO and NUSTENDI to include Turkey. DSE’s designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining Regulatory Approval for such product in Turkey.

We were incorporated in Delaware in January 2008 and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid and the bempedoic acid / ezetimibe combination tablets. In February 2020, the FDA approved NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, through collaborations with third parties and revenue interest purchase agreements, and we have incurred losses in each year since our inception.

During the three and six months ended June 30, 2020, our net income was $124.6 million and $46.4 million, respectively, primarily due to revenue generated from our collaboration agreements with DSE and Otsuka. In the three and six months ended June 30, 2019, the collaboration agreement with DSE provided $1.0 million and $146.4 million in revenue, respectively, driving a net loss of $54.2 million in the three months ended June 30, 2019 and net income of $33.2 million in the six months ended June 30, 2019. All of our prior net losses resulted from costs incurred in connection with research and development programs and general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

●commercializing NEXLETOL and NEXLIZET tablets in the U.S.; and

●	completing the clinical development activities for the CLEAR global cardiovascular outcomes trial, or CVOT.

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

NILEMDO is a first-in-class ACL inhibitor that lowers LDL-C by reducing cholesterol biosynthesis and up-regulating the LDL receptors. NILEMDO was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated.

NUSTENDI contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. NUSTENDI was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin in addition to ezetimibe, alone in patients who are either statin-intolerant or for whom a statin is contraindicated, and are unable to reach LDL-C goals with ezetimibe alone, or as an adjunct to diet in adult patients already being treated with the combination of bempedoic acid and ezetimibe as separate tablets with or without statin.

During the six months ended June 30, 2020, we incurred $33.6 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.

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

The study over-enrolled with 14,032 patients with hypercholesterolemia and high cardiovascular disease risk at over 1,400 sites in 32 countries. Eligible patients at high risk (LDL-C >100 mg/dL in primary prevention) for cardiovascular disease or with cardiovascular disease (LDL-C between 100 mg/dL to 190 mg/dL in secondary prevention) and who are only able to tolerate less than the lowest approved daily starting dose of a statin and considered statin averse, were randomized to receive bempedoic acid 180 mg once-daily or placebo. The expected average baseline LDL-C level in all patients is between 135 mg/dL and 140 mg/dL.

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

The COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are monitoring the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we are unable to reliably estimate the extent to which our business, financial condition and results of operations will or has been affected, including any impacts on product sales or research and development expense. To date, we have not experienced any interruption of our supply of drug products needed to support our ongoing clinical study and product sales. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to our approved medicines, advancing our product under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part II-Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

Financial Operations Overview

Product sales, net

Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020

Collaboration revenue

Collaboration revenue is related to our collaboration agreements with DSE and Otsuka. Collaboration revenue in the three and six months ended June 30, 2020, was primarily related to the $150.0 million milestone from the MAA transfer to DSE and the $60.0 million from the upfront payment with Otsuka. In the three and six months ended June 30, 2019, collaboration revenue was primarily related to the initial recognition of the $150.0 million upfront payment from our collaboration agreement with DSE.

Cost of goods sold

Cost of goods sold is related to our net product sales of NEXLETOL and NEXLIZET and the cost of goods sold from our supply agreements with collaboration partners. Prior to the FDA approval of NEXLETOL and NEXLIZET, expenses associated with the manufacturing of our products were recorded as research and development expense.

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

Interest Expense

Interest expense is related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change

	(unaudited, in thousands)
Revenue:
Product sales, net	$609	$—	$609
Collaboration revenue	211,627	982	210,645
Operating Expenses:
Cost of goods sold	398	—	398
Research and development	34,987	42,788	(7,801)
Selling, general and administrative	47,681	13,492	34,189
Income (loss) from operations	129,170	(55,298)	184,468
Interest expense	(4,640)	—	(4,640)
Other income, net	81	1,077	(996)
Net income (loss)	$124,611	$(54,221)	$178,832

Product sales, net

Product sales, net for the three months ended June 30, 2020 was $0.6 million relating to our sales of NEXLETOL and NEXLIZET. NEXLIZET was commercially available in the U.S. on June 4, 2020.

Collaboration Revenue

Collaboration revenue recognized for the three months ended June 30, 2020 was $211.6 million compared to $1.0 million for the three months ended June 30, 2019, an increase of $210.6 million. The increase in collaboration revenue was primarily related to the $60.0 million upfront payment from the collaboration with Otsuka and $150.0 million of collaboration revenue from DSE related to the MAA transfer milestone.

Cost of goods sold

Cost of goods sold for the three months ended June 30, 2020 was $0.4 million, primarily related to cost of goods sold from our supply agreements with collaboration partners and our net product sales of NEXLETOL and NEXLIZET. NEXLIZET was commercially available in the U.S. on June 4, 2020.

Research and development expenses

Research and development expenses for the three months ended June 30, 2020, were $35.0 million, compared to $42.8 million for the three months ended June 30, 2019, a decrease of $7.8 million. The decrease in research and development expenses was primarily attributable to a decline in costs related to the completion of enrollment of our CLEAR CVOT, which was fully enrolled during the third quarter of 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2020, were $47.7 million, compared to $13.5 million for the three months ended June 30, 2019, an increase of $34.2 million. The increase in selling, general and administrative expenses was primarily attributable to costs to support the commercialization of NEXLETOL and NEXLIZET in the U.S., increases in our headcount resulting from the buildout of our approximately 300-member customer-facing team, stock-based compensation expense, and other costs to support our growth.

Interest Expense

Interest expense for the three months ended June 30, 2020, was $4.6 million. Interest expense was related to our RIPA with Oberland, which was entered into on June 26, 2019.

Other income, net

Other income, net for the three months ended June 30, 2020, was $0.1 million, compared to $1.1 million for the three months ended June 30, 2019, a decrease of $1.0 million. The decrease is related to lower interest income on our investments due to lower interest rates.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change

	(unaudited, in thousands)
Revenue:
Product sales, net	$1,467	$—	$1,467
Collaboration revenue	212,609	146,401	66,208
Operating Expenses:
Cost of goods sold	429	—	429
Research and development	69,689	89,096	(19,407)
Selling, general and administrative	89,234	25,674	63,560
Income from operations	54,724	31,631	23,093
Interest expense	(8,811)	—	(8,811)
Other income, net	449	1,527	(1,078)
Net income	$46,362	$33,158	$13,204

Product sales, net

Product sales, net for the six months ended June 30, 2020 was $1.5 million relating to our net product sales for NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020.

Collaboration Revenue

Collaboration revenue recognized from our collaboration agreements for the six months ended June 30, 2020 was $212.6 million compared to $146.4 million for the six months ended June 30, 2019, an increase of $66.2 million. Revenue for the six months ended June 30, 2020 was primarily attributable to $150.0 million for the milestone related to the MAA transfer to DSE and the $60.0 million for the upfront payment in the Otsuka collaboration agreement signed on April 17, 2020. Revenue for the six months ended June 30, 2019 was attributable to the initial recognition of the upfront payment from our DSE collaboration agreement signed on January 2, 2019.

Cost of goods sold

Cost of goods sold for the six months ended June 30, 2020 was $0.4 million, primarily related cost of goods sold from our supply agreements with collaboration partners and our net product sales of NEXLETOL and NEXLIZET.

Research and development expenses

Research and development expenses for the six months ended June 30, 2020, were $69.7 million, compared to $89.1 million for the six months ended June 30, 2019, a decrease of $19.4 million. The decrease in research and development expenses was primarily attributable to a decline in costs related to the completion of enrollment of our CLEAR CVOT, which was fully enrolled during the third quarter of 2019, and a decline in costs related to our regulatory submission activities completed in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2020, were $89.2 million, compared to $25.7 million for the six months ended June 30, 2019, an increase of approximately $63.5 million. The increase in selling, general and administrative expenses was primarily attributable to costs to support the commercialization of NEXLETOL and NEXLIZET in the U.S., increases in our headcount resulting from the buildout of our approximately 300-member customer-facing team, stock-based compensation expense, and other costs to support our growth.

Interest Expense

Interest expense for the six months ended June 30, 2020, was $8.8 million. Interest expense was related to our RIPA with Oberland.

Other income, net

Other income, net for the six months ended June 30, 2020, was $0.4 million, compared to $1.5 million for the six months ended June 30, 2019, a decrease of $1.1 million. The decrease is related to lower interest income on our investments due to lower interest rates.

Liquidity and Capital Resources

We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements. Pursuant to the license and collaboration agreement with DSE signed on January 2, 2019, we received an upfront cash payment of $150.0 million from DSE and a cash payment of $150.0 million upon the MAA transfer in June 2020 and are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $124.4 million, net of issuance costs, and received an additional $25.0 million upon regulatory approval of NEXLETOL. We are eligible for an additional $50.0 million at our option upon reaching certain net product sales thresholds. In return, Oberland will have a right to receive revenue interests based on net product sales of our products. Pursuant to the license and collaboration agreement with Otsuka signed on April 17, 2020, we received an upfront cash payment of $60.0 million in April 2020 and are eligible for substantial additional development and sales milestone payments and royalties. We anticipate that we will incur losses for the foreseeable future.

As of June 30, 2020, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments, which totaled $298.5 million and $2.2 million, respectively. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Cash provided by operating activities	$70,044	$37,682
Cash provided by investing activities	31,699	72,412
Cash provided by financing activities	29,688	128,205
Net increase in cash and cash equivalents	$131,431	$238,299

Operating Activities

We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets.

Net cash provided by operating activities totaled $70.0 million for the six months ended June 30, 2020, consisting of the $150.0 million milestone for the MAA transfer from our collaboration agreement with DSE, $60.0 million from the Otsuka collaboration agreement and net product sales of NEXLETOL and NEXLIZET offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital. Net cash provided by operating activities totaled $37.7 million for the six months ended June 30, 2019, consisting of the $150.0 million upfront payment from the DSE collaboration offset by cash used to fund the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $31.7 million and $72.4 million for the six months ended June 30, 2020 and 2019, respectively, consisted primarily of proceeds from the sale and maturities of highly liquid, interest-bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $29.7 million for the six months ended June 30, 2020 related primarily to the cash received from the RIPA with Oberland upon regulatory approval of NEXLETOL. Net cash provided by financing activities of $128.2 million for the six months ended June 30, 2019 related primarily to the upfront cash received from the RIPA with Oberland.

Plan of Operations and Funding Requirements

We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT and commercial launch activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreement with DSE, we received an upfront cash payment of $150.0 million from DSE in the first quarter of 2019, $150.0 million in June 2020 upon transfer to DSE of MMA for NUSTENDI and are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $125.0 million and received $25.0 million upon regulatory approval of NEXLETOL. We are eligible for an additional $50.0 million at our option upon reaching certain net product sales thresholds. In return, Oberland will have a right to receive revenue interest payments from us based on net product sales of certain of our products. Pursuant to the license and collaboration agreement with Otsuka, we received an upfront cash payment of $60.0 million from Otsuka in April 2020 and are eligible for substantial additional development and sales milestone payments and royalties. We estimate that current cash resources and proceeds to be received in the future for product sales, under the DSE and Otsuka collaboration agreements and the RIPA with Oberland are sufficient to fund operations through the commercialization of NEXLETOL and NEXLIZET. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may need to secure additional cash resources to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commitments

On June 26, 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we received $25.0 million in March 2020 upon regulatory approval of NEXLETOL. We are eligible for an additional $50.0 million at our option upon reaching certain product sales thresholds. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net product sales of certain products, which will be tiered payments initially ranging from 2.5% to 7.5% of our net product sales in the covered territory (as detailed in the RIPA). The initial mid-single digit repayment rate on U.S. revenue steps down to less than one percent rate upon certain revenue achievements. Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the condensed balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $7.5 million at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 8 “Liability Related to the Revenue Interest Purchase Agreement” in the Notes to the Condensed Financial Statements for further information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, in connection with the approval of NEXLETOL and NEXLIZET and commercial availability of NEXLETOL, we implemented new procedures and controls around our net product sales and inventory processes.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 5 to our condensed financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our commercial launch of NEXLETOL and NEXLIZET, our intended commercial launch of NILEMDO and NUSTENDI lead by DSE in the EU, our ongoing CLEAR Outcomes trial, and operations and sales in general.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, SARS-CoV-2 and COVID-19 have spread to multiple countries, including the United States. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. In response to the spread of SARS-CoV-2 and COVID-19, our commercial and medical organizations are following internal guidelines and respective state guidelines when interacting with physicians and customers.

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

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1*	Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended

10.2*†	License and Collaboration Agreement by and between the Registrant and Otsuka Pharmaceutical Co., Ltd. dated April 17, 2020

10.3*†	1st Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated June 18, 2020

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*    Filed herewith.

+    The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†     Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

August 10, 2020	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2020	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)