Form 10-Q
period 2020-09-30
Esperion Therapeutics, Inc.
filed 2020-11-02
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 1, 2020, there were 27,876,626 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$215,748	$166,130
Restricted cash	—	928
Short-term investments	—	34,651
Prepaid clinical development costs	1,110	6,081
Inventories	9,061	—
Other prepaid and current assets	16,884	3,924
Total current assets	242,803	211,714

Property and equipment, net	1,408	1,145
Right of use operating lease assets	6,702	1,532
Other long-term assets	56	56
Total assets	$250,969	$214,447

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,584	$28,856
Accrued clinical development costs	21,686	17,511
Other accrued liabilities	21,458	11,871
Revenue interest liability	10,926	5,236
Deferred revenue from collaborations	1,662	2,152
Operating lease liabilities	2,631	454
Total current liabilities	75,947	66,080

Revenue interest liability	160,247	127,308
Operating lease liabilities	4,105	1,109
Other long-term liabilities	1,710	—
Total liabilities	242,009	194,497
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 27,856,298 shares issued and outstanding at September 30, 2020 and 27,497,911 shares issued and outstanding at December 31, 2019	28	27
Additional paid-in capital	743,273	715,166
Accumulated other comprehensive income	—	23
Accumulated deficit	(734,341)	(695,266)
Total stockholders’ equity	8,960	19,950
Total liabilities and stockholders’ equity	$250,969	$214,447

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$3,331	$—	$4,798	$—
Collaboration revenue	502	981	213,111	147,382
Total Revenues	3,833	981	217,909	147,382

Operating expenses:
Cost of goods sold	275	—	704	—
Research and development	35,283	48,281	104,972	137,377
Selling, general and administrative	48,826	18,468	138,060	44,142
Total operating expenses	84,384	66,749	243,736	181,519

Loss from operations	$(80,551)	$(65,768)	$(25,827)	$(34,137)

Interest expense	(4,928)	(3,996)	(13,739)	(3,996)
Other income, net	42	1,387	491	2,914
Net loss	(85,437)	(68,377)	(39,075)	(35,219)

Net loss per common share - basic and diluted	$(3.07)	$(2.52)	$(1.41)	$(1.30)

Weighted-average shares outstanding - basic and diluted	27,830,281	27,171,769	27,672,325	26,995,661

Other comprehensive loss:
Unrealized gain (loss) on investments	$—	$27	$(23)	$330
Comprehensive loss	$(85,437)	$(68,350)	$(39,098)	$(34,889)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	26,824,859	$27	$677,511	$(598,101)	$(319)	$79,118
Exercise of stock options	80,218	—	1,669	—	—	1,669
Vesting of restricted stock units	3,125	—	—	—	—	—
Stock-based compensation	—	—	6,636	—	—	6,636
Other comprehensive gain	—	—	—	—	208	208
Net income	—	—	—	87,379	—	87,379
Balance March 31, 2019	26,908,202	$27	$685,816	$(510,722)	$(111)	$175,010
Exercise of stock options	115,612	—	1,887	—	—	1,887
Exercise of warrants	5,813	—	—	—	—	—
Vesting of restricted stock units	7,025	—	—	—	—	—
Stock-based compensation	—	—	6,563	—	—	6,563
Other comprehensive gain	—	—	—	—	95	95
Net loss	—	—	—	(54,221)	—	(54,221)
Balance at June 30, 2019	27,036,652	$27	$694,266	$(564,943)	$(16)	$129,334
Exercise of stock options	137,878	—	1,201	—	—	1,201
Vesting of restricted stock units	3,700	—	—	—	—	—
Stock-based compensation	—	—	6,327	—	—	6,327
Other comprehensive gain	—	—	—	—	27	27
Net loss	—	—	—	(68,377)	—	(68,377)
Balance at September 30, 2019	27,178,230	$27	$701,794	$(633,320)	$11	$68,512

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	27,497,911	$27	$715,166	$(695,266)	$23	$19,950
Exercise of stock options	40,133	1	1,013	—	—	1,014
Vesting of restricted stock units	10,089	—	—	—	—	—
Stock-based compensation	—	—	7,053	—	—	7,053
Other comprehensive loss	—	—	—	—	(14)	(14)
Net loss	—	—	—	(78,249)	—	(78,249)
Balance March 31, 2020	27,548,133	$28	$723,232	$(773,515)	$9	$(50,246)
Exercise of stock options	160,024	—	3,738	—	—	3,738
Vesting of restricted stock units	43,498	—	—	—	—	—
Stock-based compensation	—	—	7,395	—	—	7,395
Other comprehensive loss	—	—	—	—	(9)	(9)
Net income	—	—	—	124,611	—	124,611
Balance June 30, 2020	27,751,655	$28	$734,365	$(648,904)	$—	$85,489
Exercise of stock options	70,578	—	1,644	—	—	1,644
Vesting of restricted stock units	34,065	—	—	—	—	—
Stock-based compensation	—	—	7,264	—	—	7,264
Net income	—	—	—	(85,437)	—	(85,437)
Balance at September 30, 2020	27,856,298	$28	$743,273	$(734,341)	$—	$8,960

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(39,075)	$(35,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	387	218
Accretion of premiums and discounts on investments	(97)	(140)
Non-cash interest expense related to the revenue interest liability	13,739	3,996
Stock-based compensation expense	21,712	19,526
Changes in assets and liabilities:
Prepaids and other assets	(7,989)	(1,802)
Deferred revenue	(490)	2,618
Inventories	(9,061)	—
Other long-term liabilities	1,710	—
Accounts payable	(11,326)	(21,158)
Other accrued liabilities	13,863	11,614
Net cash used in operating activities	(16,627)	(20,347)

Investing activities
Purchases of investments	(4,420)	(26,630)
Proceeds from sales/maturities of investments	39,145	94,510
Purchase of property and equipment	(693)	(781)
Net cash provided by investing activities	34,032	67,099

Financing activities
Proceeds from revenue interest liability	25,000	124,424
Proceeds from exercise of common stock options	6,395	4,757
Payments on revenue interest liability	(110)	—
Net cash provided by financing activities	31,285	129,181

Net increase in cash and cash equivalents	48,690	175,933
Cash, cash equivalents and restricted cash at beginning of period	167,058	36,973
Cash, cash equivalents and restricted cash at end of period	$215,748	$212,906
Supplemental disclosure of cash flow information:
Purchase of property and equipment not yet paid	148	74
Non cash right of use asset	3	31

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Notes to the Condensed Financial Statements
(unaudited)
1. The Company and Basis of Presentation

Esperion Therapeutics, Inc. ("the Company”) is the Lipid Management Company, a pharmaceutical company focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients with elevated low density lipoprotein cholesterol ("LDL-C"). Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering medicines that will make a substantial impact on reducing global cardiovascular disease ("CVD"); the leading cause of death around the world. NEXLETOL® (bempedoic acid) and NEXLIZET® (bempedoic acid and ezetimibe) tablets are the first, oral, once-daily, non-statin LDL-C lowering medicines approved in the U.S. in nearly 20 years for patients with atherosclerotic cardiovascular disease (“ASCVD”) or heterozygous familial hypercholesterolemia (“HeFH”).

On February 21, 2020, the Company announced that the U.S. Food and Drug Administration (“FDA”) approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. The effect of NEXLETOL on cardiovascular morbidity and mortality has not been determined. NEXLETOL is the first oral, once-daily, non-statin LDL-C lowering medicine approved since 2002 for indicated patients. NEXLETOL became commercially available on March 30, 2020.

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

On January 31, 2020, the Committee for Medicinal Products for Human Use ("CHMP") of the European Medicines Agency ("EMA") adopted a positive opinion for the Marketing Authorisation Applications ("MAAs") of both bempedoic acid and the bempedoic acid / ezetimibe combination tablets, recommending approval for the treatment of hypercholesterolemia and mixed dyslipidemia. On April 6, 2020, the Company announced that the European Commission (“EC”) approved the NILEMDO™ (bempedoic acid) and NUSTENDI™ (bempedoic acid and ezetimibe) tablets for the treatment of hypercholesterolemia and mixed dyslipidemia. The decision is applicable to all 27 European Union member states plus the United Kingdom, Iceland, Norway and Liechtenstein. NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) are the branded products names for bempedoic acid and the bempedoic acid / ezetimibe combination tablets in Europe. NILEMDO is the first, oral, non-statin, LDL-C lowering medicine approved in Europe in almost two decades for indicated patients, and NUSTENDI is the first non-statin, LDL-C lowering combination medicine ever approved in Europe.

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

The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. While management believes current cash resources and future cash received from the Company's net product sales, collaboration agreements with DSE and Otsuka, entered into on January 2, 2019 and April 17, 2020, respectively, and from the Revenue Interest Purchase Agreement (“RIPA”) with Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, and the Purchasers named therein, entered into on June 26, 2019, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources. The impact of COVID-19 and the uncertainty around the global pandemic could further impact the commercial launch of NEXLETOL and NEXLIZET and the Company’s research and development programs and could result in lower cash flows or higher costs that could further impact the Company’s overall operations and cash needs in the future.

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

Concentration of Risk

The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of September 30, 2020, ten customers accounted for all of the Company's net trade receivables.

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

a.Collaboration Revenue

The Company has entered into agreements related to its activities to develop, manufacture, and commercialize its product candidates. The Company earns collaboration revenue in connection with a collaboration agreement to develop and/or commercialize product candidates where the Company deems the collaborator to be the customer. Revenue is recognized when (or as) the Company satisfies performance obligations under the terms of a contract. Depending on the terms of the arrangement, the Company may defer the recognition of all or a portion of the consideration received as the performance obligations are satisfied.

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

b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $3.3 million and $4.8 million for the three and nine months ended September 30, 2020, respectively.

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

Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $150.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing regulatory and development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing regulatory and development activities. In the three and nine months ended September 30, 2019, the Company recognized $1.0 million and $147.4 million of collaboration revenue, respectively. In the nine months ended September 30, 2020, the Company recognized $1.6 million related to the on-going performance obligation for the ongoing regulatory efforts related to the MAA in the DSE Territory, which was transferred to DSE in June 2020.

In addition, in the nine months ended September 30, 2020, the Company recognized the $150.0 million milestone as collaboration revenue based on the successful transfer of the NUSTENDI MAA. In the three and nine months ended September 30, 2020, the Company recognized collaboration revenue of $0.5 million and $1.5 million, respectively, related to the sales of bulk tablets of NILEMDO and NUSTENDI to DSE pursuant to the Supply Agreement that was executed with DSE.

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

Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $60.0 million should be included in the transaction price and related to the performance obligation under the agreement to the license to the Company's intellectual property. In the nine months ended September 30, 2020, the Company recognized $60.0 million of collaboration revenue related to the $60.0 million upfront payment. The Company did not have any collaboration revenue from the Otsuka Agreement during the three months ended September 30, 2020.

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

The Company has not yet recognized any revenue for milestone payments as the related regulatory and commercial milestones have not yet been achieved.

4. Inventories

Inventories as of September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$4,103	—
Work in process	4,541	—
Finished goods	417	—
	$9,061	$—

The Company has entered into a contract manufacturing agreement with a third party commercial manufacturing organization for the production of certain inventory supplies of NEXLETOL and NEXLIZET. The agreement has an initial term of three years and will renew automatically for successive periods of one year each unless otherwise terminated by either party. Under the agreement the Company is obligated to purchase minimum order commitments on a rolling twelve months period for the batches of inventory supplies produced.

5. Commitments and Contingencies

On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company’s lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, the Company filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted the Company’s motion to dismiss with prejudice and entered judgment in the Company’s favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. On September 27, 2018, the Sixth Circuit issued an opinion in which it reversed the district court’s dismissal and remanded for further proceedings. On October 11, 2018, the Company filed a petition for rehearing en banc and, on October 23, 2018, the Sixth Circuit Court of Appeals directed plaintiffs to respond to that petition. On December 3, 2018, the Sixth Circuit denied the Company’s petition for en banc rehearing, and on December 11, 2018, the case was returned to the federal district court by mandate from the Sixth Circuit. On December 26, 2018, the Company filed an answer to the amended complaint, and on March 28, 2019, the Company filed its amended answer to the amended complaint. On September 15, 2020, the Company filed a motion for summary judgment, and the plaintiffs filed a motion for partial summary judgment, and on October 23, 2020, the parties filed oppositions to both motions for summary judgment. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On December 15, 2016, a purported stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware against Tim Mayleben, Roger Newton, Mary McGowan, Nicole Vitullo, Dov Goldstein, Daniel Janney, Antonio Gotto Jr., Mark McGovern, Gilbert Omenn, Scott Braunstein, and Patrick Enright. The Company is named as a nominal defendant. The lawsuit alleges that the defendants breached their fiduciary duties to the Company when they made or approved improper statements on August 17, 2015, regarding the Company’s lead product candidate’s path to FDA approval, and failed to ensure that reliable systems of internal controls were in place at the Company. On February 8, 2019, the Company and defendants filed a motion to dismiss the derivative lawsuit. On April 23, 2019, the plaintiff filed an opposition to the motion to dismiss the derivative lawsuit, and the Company filed a reply brief on May 15, 2019. On November 6, 2019, the court held a hearing on the motion to dismiss. On February 13, 2020, the court granted the motion to dismiss with prejudice and entered judgment in the Company’s favor. On March 16, 2020, the plaintiff filed a notice of appeal to the Supreme Court of Delaware. On June 1, 2020, the plaintiff filed his opening brief on appeal to the Supreme Court of Delaware. On July 1, 2020, the Company and the defendants filed an answering brief, and on July 16, 2020, the plaintiff filed a reply brief. On October 14,

2020, the Supreme Court of Delaware held oral arguments on the appeal. On October 29, 2020, the Supreme Court of Delaware issued an order affirming the judgment of the Court of Chancery. The lawsuit seeks, among other things, any damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, including damages related to the above-referenced securities class action, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution from the defendants, and attorneys’ fees and costs. The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

6. Investments

The following table summarizes the Company’s cash equivalents and short-term investments:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousand)
Cash equivalents:
Money market funds	$206,147	$—	$—	$206,147
Total	$206,147	$—	$—	$206,147

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$20,970	$—	$—	$20,970
U.S. treasury notes	2,497	—	—	2,497
Commercial paper	4,494	—	—	4,494
Short-term investments:
Certificates of deposit	245	—	—	245
U.S treasury notes	29,155	23	—	29,178
Commercial paper	5,228	—	—	5,228
Total	$62,589	$23	$—	$62,612

At September 30, 2020, remaining contractual maturities of investments classified as current on the balance sheets were less than 12 months.

During the three and nine months ended September 30, 2020, other income, net in the statements of operations includes interest income on investments of less than $0.1 million and $0.5 million, respectively, and income for the accretion of premiums and discounts on investments of less than $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2019, other income, net in the statements of operations includes interest income on investments of $1.2 million and $2.6 million, respectively, and income for the accretion of premiums and discounts on investments of $0.2 million and $0.3 million, respectively.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three and nine months ended September 30, 2020 and 2019.

In the three and nine months ended September 30, 2020, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of September 30, 2020, the Company had no accrued interest receivables.

7. Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3

September 30, 2020
Assets:
Money market funds	$206,147	$206,147	$—	$—
Total assets at fair value	$206,147	$206,147	$—	$—
December 31, 2019
Assets:
Money market funds	$20,970	$20,970	$—	$—
Investments:
Certificates of deposit	245	245	—	—
U.S. treasury notes	31,675	31,675	—	—
Commercial paper	9,722	—	9,722	—
Total assets at fair value	$62,612	$52,890	$9,722	$—

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2020 and 2019.

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

In connection with the arrangement, as of September 30, 2020, the Company has recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $171.2 million, net of $0.5 million of capitalized issuance costs in connection with the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.

A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $4.9 million and $13.7 million in interest expense related to this arrangement for the three and nine months ended September 30, 2020, respectively.

The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 195% of the aggregate purchase price unless the RIPA is terminated earlier. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $7.5 million or 7.5% at the stated repayment rate in the first year. Annual Net Sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $2.5 million or 2.5% for every $100 million of sales above the threshold. If the Company equals or exceeds $350 million of sales in the U.S. in 2021, then the repayment amount would drop to $2.5 million for every $100 million of net sales starting in 2022. If the US net sales are less than $350 million for the year ended December 31, 2021, then the Covered Territory is expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $10.9 million in the next twelve months.

The Company received $125.0 million in exchange for entering into the RIPA and $25.0 million in March 2020 upon receiving regulatory approval of NEXLETOL. The effective annual imputed interest rate is 14.8% as of September 30, 2020. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.

The following table summarizes the revenue interest liability activity during the nine months ended September 30, 2020:

(in thousands)
Revenue interest liability at December 31, 2019	$132,544
Oberland funding for regulatory approval of NEXLETOL	25,000
Interest expense recognized	13,739
Revenue Interests payments	(110)
Revenue interest liability at September 30, 2020	$171,173

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation	12,156	7,818
Accrued professional fees	5,958	3,842
Accrued other	3,344	211
Total other accrued liabilities	21,458	11,871

10. Stock Compensation

Employee Stock Purchase Plan

In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. In the three and nine months ended September 30, 2020, the Company recognized $0.1 million of stock compensation expense related to the ESPP. As of September 30, 2020, there have been no shares issued and 825,000 shares reserved for future issuance under the ESPP.

Stock Options

The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine months ended September 30, 2020:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2019	4,677,929	$39.31	6.82	$109,054
Granted	234,940	$61.14
Forfeited or expired	(213,484)	$55.55
Exercised	(270,735)	$23.62
Outstanding at September 30, 2020	4,428,650	$40.65	5.84	$38,247

The following table summarizes information about the Company’s stock option plan as of September 30, 2020:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at September 30, 2020	4,428,650	$40.65	5.84	$38,247
Exercisable at September 30, 2020	3,274,100	$36.40	5.01	$36,798

Stock-based compensation related to stock options was $5.1 million and $16.2 million for the three and nine months ended September 30, 2020, respectively, including less than $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, that were capitalized into inventory, and $5.5 million and $18.1 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $37.5 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units (or RSUs)

The following table summarizes the activity relating to the Company’s RSUs for the nine months ended September 30, 2020:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2019	245,966	$44.45
Granted	347,733	$51.42
Forfeited	(48,437)	$45.07
Vested	(87,652)	$48.78
Outstanding and unvested September 30, 2020	457,610	$48.85

Stock-based compensation related to RSUs was approximately $2.1 million and $5.4 million for the three and nine months ended September 30, 2020, respectively, including less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, that were capitalized into inventory, and $0.8 million and $1.4 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $19.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.0 years.

11. Leases

The Company has operating leases primarily related to the Company’s principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office has a lease term of 5 years and the automobile leases and IT equipment leases primarily have a term of 3 years. During the nine months ended September 30, 2020, the right of use operating lease assets and operating lease liabilities recognized on the condensed balance sheet increased by $5.2 million and $5.2 million from December 31, 2019, respectively, due to the addition of automobile leases and IT equipment associated with the onboarding of the Company’s commercial sales force to support the commercialization of NEXLETOL and NEXLIZET. During the three and nine months ended September 30, 2020, the Company recognized $0.7 million and $1.5 million, respectively, of operating lease costs, recognized on the condensed statements of operations, and paid cash for the amounts included in the measurement of lease liabilities of $0.7 million and $1.5 million, respectively, which were included in operating cash flows on the condensed statements of cash flows. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.2 million, respectively, of operating lease costs, recognized on the condensed statements of operations, and paid cash for the amounts included in the measurement of lease liabilities of $0.1 million and $0.2 million, respectively, which were included in operating cash flows on the condensed statements of cash flows. At September 30, 2020, the weighted-average remaining lease term of operating leases was 2.6 years and the weighted average discount rate was 3.5%. There were no right-of-use assets obtained in exchange for lease obligations in the nine months ended September 30, 2020 or 2019. The Company had no additional operating and finance leases that have not yet commenced as of September 30, 2020 or 2019.

The following table summarizes the Company’s future maturities of operating lease liabilities as of September 30, 2020:

(in thousands)
2020 (remaining)	$719
2021	2,772
2022	2,725
2023	820
2024	—
Total lease payments	7,036
Less imputed interest	300
Total	$6,736

12. Income Taxes

There was no provision for income taxes for the three and nine months ended September 30, 2020 and 2019, because the Company has incurred annual operating losses since inception. At September 30, 2020, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

13. Net Loss Per Common Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised during the period, determined using the treasury-stock method. For purposes of this calculation, stock options and unvested RSUs are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2020	2019
Common shares under option	4,428,650	5,093,262
Unvested RSUs	457,610	192,204
Total potential dilutive shares	4,886,260	5,285,466

14. Statements of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the condensed balance sheets to the same amounts presented on the condensed statements of cash flows on September 30, 2020 and 2019 and December 31, 2019 and 2018 (in thousands):

	September 30, 2020	September 30, 2019	December 31, 2019	December 31, 2018
Cash and cash equivalents	$215,748	$211,978	$166,130	$36,973
Restricted cash	—	928	928	—
Total cash and cash equivalents and restricted cash shown on the condensed statements of cash flows	$215,748	$212,906	$167,058	$36,973

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

Overview

Corporate Overview

We are the Lipid Management Company, a pharmaceutical company focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients with elevated low density lipoprotein cholesterol, or LDL-C. Through scientific and clinical excellence, and a deep understanding of cholesterol biology, the experienced Lipid Management Team at Esperion is committed to developing new LDL-C lowering medicines that will make a substantial impact on reducing global cardiovascular disease, or CVD; the leading cause of death around the world. NEXLETOL® (bempedoic acid) and NEXLIZET® (bempedoic acid and ezetimibe) tablets are the first, oral, once-daily, non-statin LDL-C lowering medicines approved in the U.S. in nearly 20 years for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

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

During the three and nine months ended September 30, 2020, our net losses were $85.4 million and $39.1 million, respectively. In the three and nine months ended September 30, 2019, we recorded net losses of $68.4 million and $35.2 million, respectively. All of our prior net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:

•commercializing NEXLETOL and NEXLIZET tablets in the U.S.; and

•completing the clinical development activities for the CLEAR global cardiovascular outcomes trial, or CVOT.

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

During the nine months ended September 30, 2020, we incurred $52.8 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.

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

Collaboration revenue is related to our collaboration agreements with DSE and Otsuka. Collaboration revenue in the nine months ended September 30, 2020, was primarily related to the $150.0 million milestone from the MAA transfer to DSE and the $60.0 million from the upfront payment with Otsuka. In the nine months ended September 30, 2019, collaboration revenue was primarily related to the initial recognition of the $150.0 million upfront payment from our collaboration agreement with DSE.

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

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred in connection with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, which include:

•expenses incurred under agreements with consultants, contract research organizations, or CROs, and investigative sites that conduct our preclinical and clinical studies;

•the cost of acquiring, developing and manufacturing clinical study materials and commercial product manufacturing supply prior to product approval, including the procurement of ezetimibe in our continued development of our bempedoic acid / ezetimibe combination tablet;

•employee-related expenses, including salaries, benefits, stock-based compensation and travel expenses;

•allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

•costs related to compliance with regulatory requirements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$3,331	$—	$3,331
Collaboration revenue	502	981	(479)
Operating Expenses:
Cost of goods sold	275	—	275
Research and development	35,283	48,281	(12,998)
Selling, general and administrative	48,826	18,468	30,358
Loss from operations	(80,551)	(65,768)	(14,783)
Interest expense	(4,928)	(3,996)	(932)
Other income, net	42	1,387	(1,345)
Net loss	$(85,437)	$(68,377)	$(17,060)

Product sales, net

Product sales, net for the three months ended September 30, 2020 was $3.3 million relating to our sales of NEXLETOL and NEXLIZET.

Collaboration Revenue

Collaboration revenue recognized for the three months ended September 30, 2020 was $0.5 million compared to $1.0 million for the three months ended September 30, 2019, a decrease of $0.5 million. Collaboration revenue of $0.5 million for the three months ended September 30, 2020 was related to product sales to collaboration partners under our supply agreements. Collaboration revenue of $1.0 million for the three months ended September 30, 2019 was related to the performance obligation from our collaboration agreement with DSE for the regulatory efforts for the MAA in the DSE Territory.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2020 was $0.3 million, primarily related to cost of goods sold from our supply agreements with collaboration partners and our net product sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.

Research and development expenses

Research and development expenses for the three months ended September 30, 2020, were $35.3 million, compared to $48.3 million for the three months ended September 30, 2019, a decrease of $13.0 million. The decrease in research and development expenses was primarily attributable to a decline in costs related to the completion of enrollment of our CLEAR CVOT, which was fully enrolled during the third quarter of 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2020, were $48.8 million, compared to $18.5 million for the three months ended September 30, 2019, an increase of approximately $30.4 million. The increase in selling, general and administrative expenses was primarily attributable to costs to support the commercialization of NEXLETOL and NEXLIZET in the U.S., increases in our headcount resulting from the buildout of our approximately 300-member customer-facing team, stock-based compensation expense, and other costs to support our growth.

Interest Expense

Interest expense for the three months ended September 30, 2020, was $4.9 million, compared to $4.0 million for the three months ended September 30, 2019, an increase of $0.9 million. Interest expense was related to our RIPA with Oberland, which was entered into on June 26, 2019. The increase in interest expense was primarily due to the interest expense attributable to the additional $25.0 million obtained upon regulatory approval of NEXLETOL in March 2020.

Other income, net

Other income, net for the three months ended September 30, 2020, was less than $0.1 million, compared to $1.4 million for the three months ended September 30, 2019, a decrease of $1.3 million. The decrease is related to lower interest income on our investments due to lower interest rates.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$4,798	$—	$4,798
Collaboration revenue	213,111	147,382	65,729
Operating Expenses:
Cost of goods sold	704	—	704
Research and development	104,972	137,377	(32,405)
Selling, general and administrative	138,060	44,142	93,918
Loss from operations	(25,827)	(34,137)	8,310
Interest expense	(13,739)	(3,996)	(9,743)
Other income, net	491	2,914	(2,423)
Net loss	$(39,075)	$(35,219)	$(3,856)

Product sales, net

Product sales, net for the nine months ended September 30, 2020 was $4.8 million relating to our net product sales for NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020.

Collaboration Revenue

Collaboration revenue recognized from our collaboration agreements for the nine months ended September 30, 2020 was $213.1 million compared to $147.4 million for the nine months ended September 30, 2019, an increase of $65.7 million. Revenue for the nine months ended September 30, 2020 was primarily attributable to $150.0 million for the milestone related to the MAA transfer to DSE and the $60.0 million for the upfront payment in the Otsuka collaboration agreement signed on April 17, 2020. Revenue for the nine months ended September 30, 2019 was attributable to the initial recognition of the upfront payment from our DSE collaboration agreement signed on January 2, 2019.

Cost of goods sold

Cost of goods sold for the nine months ended September 30, 2020 was $0.7 million, primarily related to cost of goods sold from our supply agreements with collaboration partners and our net product sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2020, were $105.0 million, compared to $137.4 million for the nine months ended September 30, 2019, a decrease of $32.4 million. The decrease in research and development expenses was primarily attributable to a decline in costs related to the completion of enrollment of our CLEAR CVOT, which was fully enrolled during the third quarter of 2019, and a decline in costs related to our regulatory submission activities completed in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020, were $138.1 million, compared to $44.1 million for the nine months ended September 30, 2019, an increase of approximately $93.9 million. The increase in selling, general and administrative expenses was primarily attributable to costs to support the commercialization of NEXLETOL and NEXLIZET in the U.S., increases in our headcount resulting from the build out of our approximately 300-member customer-facing team, stock-based compensation expense, and other costs to support our growth.

Interest Expense

Interest expense for the nine months ended September 30, 2020, was $13.7 million, compared to $4.0 million for the nine months ended September 30, 2019, an increase of $9.7 million. Interest expense was related to our RIPA with Oberland, which was entered into on June 26, 2019.

Other income, net

Other income, net for the nine months ended September 30, 2020, was $0.5 million, compared to $2.9 million for the nine months ended September 30, 2019, a decrease of $2.4 million. The decrease is related to lower interest income on our investments due to lower interest rates.

Liquidity and Capital Resources

We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreement. Pursuant to the license and collaboration agreement with DSE signed on January 2, 2019, we received an upfront cash payment of $150.0 million from DSE and a cash payment of $150.0 million upon the MAA transfer in June 2020 and are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the RIPA with Oberland, we received an upfront cash payment of $124.4 million, net of issuance costs, and received an additional $25.0 million upon regulatory approval of NEXLETOL. We are eligible for an additional $50.0 million at our option upon reaching certain net product sales thresholds. In return, Oberland will have a right to receive revenue interests based on net product sales of our products. Pursuant to the license and collaboration agreement with Otsuka signed on April 17, 2020, we received an upfront cash payment of $60.0 million in April 2020 and are eligible for substantial additional development and sales milestone payments and royalties. We anticipate that we will incur losses for the foreseeable future.

As of September 30, 2020, our primary sources of liquidity were our cash and cash equivalents which totaled $215.7 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(16,627)	$(20,347)
Net cash provided by investing activities	34,032	67,099
Net cash provided by financing activities	31,285	129,181
Net increase in cash and cash equivalents	$48,690	$175,933

Operating Activities

We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets.

Net cash used in operating activities totaled $16.6 million for the nine months ended September 30, 2020, consisting of the $150.0 million milestone for the MAA transfer from our collaboration agreement with DSE, $60.0 million from the Otsuka collaboration agreement and net product sales of NEXLETOL and NEXLIZET offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital. Net cash used in operating activities totaled $20.3 million for the nine months ended September 30, 2019, consisting of the $150.0 million upfront payment from the DSE collaboration offset by cash used to fund the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.

Investing Activities

Net cash provided by investing activities of $34.0 million and $67.1 million for the nine months ended September 30, 2020 and 2019, respectively, consisted primarily of proceeds from the sale and maturities of highly liquid, interest-bearing investment-grade and government securities.

Financing Activities

Net cash provided by financing activities of $31.3 million for the nine months ended September 30, 2020 related primarily to the $25.0 million in cash received from the RIPA with Oberland upon regulatory approval of NEXLETOL and $6.4 million in cash received from stock option exercises. Net cash provided by financing activities of $129.2 million for the nine months ended September 30, 2019 related primarily to the upfront cash received from the RIPA with Oberland.

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

We are eligible for an additional $50.0 million at our option upon reaching certain net product sales thresholds. In return, Oberland will have a right to receive revenue interest payments from us based on net product sales of certain of our products. Pursuant to the license and collaboration agreement with Otsuka, we received an upfront cash payment of $60.0 million from Otsuka in April 2020 and are eligible for substantial additional development and sales milestone payments and royalties. We estimate that current cash resources and proceeds to be received in the future for product sales, under the DSE and Otsuka collaboration agreements and the RIPA with Oberland are sufficient to fund operations through the commercialization of NEXLETOL and NEXLIZET. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may need to secure additional cash resources to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Because of the numerous risks and uncertainties associated with the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Our future funding requirements will depend on many factors, including, but not limited to:

•our ability to successfully develop and commercialize NEXLETOL and NEXLIZET or other product candidates;

•the costs, timing and outcomes of our CLEAR Outcomes CVOT and other ongoing clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablets;

•the time and cost necessary to obtain regulatory approvals for bempedoic acid and the bempedoic acid / ezetimibe combination tablets in other territories outside the U.S. and Europe;

•our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;

•our ability to realize the intended benefits of our existing and future collaboration and partnerships;

•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•the implementation of operational and financial information technology.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, in connection with the approval of NEXLETOL and NEXLIZET and commercial availability of NEXLETOL, we implemented new procedures and controls around our net product sales and inventory processes.

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

As a result of the COVID-19 pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, including our clinical development and commercialization plans for the bempedoic acid and bempedoic acid / ezetimibe fixed dose combination tablets. As a result of the current pandemic, or future pandemics, we may not be able to meet expectations with respect to the net product sales of NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI or attain or maintain profitability and positive cash-flow from operations. Our ongoing clinical trial for bempedoic acid tablet and the timing for the review and approval of expanded indications for their effect on cardiovascular events may be impacted as well. Business interruptions from the current or future pandemics may also adversely impact the third parties we solely rely on to sufficiently manufacture NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI and to produce our product candidates in quantities we require, which may impair the commercialization of NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI and our research and development activities. So far, most of our manufacturing partners and CROs have continued to produce at anticipated levels despite these challenges.

Some factors from the COVID-19 pandemic that may delay or otherwise adversely affect our business generally, and the third parties which we rely upon, include business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, including our commercial results and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

*Filed herewith.
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

ESPERION THERAPEUTICS, INC.

November 2, 2020	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2020	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)