Form 10-Q
period 2021-03-31
Esperion Therapeutics, Inc.
filed 2021-05-04
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 1, 2021, there were 28,192,134 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,939	$304,962
Prepaid clinical development costs	443	844
Inventories	20,030	16,136
Other prepaid and current assets	34,163	23,954
Total current assets	272,575	345,896

Property and equipment, net	1,123	1,276
Right of use operating lease assets	4,852	6,030
Intangible assets	56	56
Total assets	$278,606	$353,258

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,342	$51,975
Accrued clinical development costs	7,549	7,663
Other accrued liabilities	48,766	24,790
Revenue interest liability	6,353	5,392
Deferred revenue from collaborations	2,543	1,662
Operating lease liabilities	2,340	2,587
Total current liabilities	97,893	94,069

Convertible notes, net of issuance costs	271,694	179,367
Revenue interest liability	174,603	171,212
Operating lease liabilities	2,520	3,454
Other long-term liabilities	1,290	1,290
Total liabilities	548,000	449,392
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 28,176,917 shares issued at March 31, 2021 and 27,910,366 shares issued at December 31, 2020	26	26
Additional paid-in capital	713,782	797,655
Treasury stock, at cost; 1,994,198 shares at March 31, 2021 and December 31, 2020	(54,998)	(54,998)
Accumulated deficit	(928,204)	(838,817)
Total stockholders’ deficit	(269,394)	(96,134)
Total liabilities and stockholders’ deficit	$278,606	$353,258
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product sales, net	$6,350	$858
Collaboration revenue	1,628	982
Total Revenues	7,978	1,840

Operating expenses:
Cost of goods sold	1,784	31
Research and development	27,954	34,702
Selling, general and administrative	61,064	41,553
Total operating expenses	90,802	76,286

Loss from operations	(82,824)	(74,446)

Interest expense	(8,125)	(4,171)
Other income, net	14	368
Net loss	$(90,935)	$(78,249)

Net loss per common share - basic and diluted	$(3.50)	$(2.84)

Weighted-average shares outstanding - basic and diluted	25,991,817	27,519,229

Other comprehensive loss:
Unrealized loss on investments	$—	$(14)
Comprehensive loss	$(90,935)	$(78,263)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	27,497,911	$27	$715,166	$(695,266)	$23	$—	$19,950
Exercise of stock options	40,133	1	1,013	—	—	—	1,014
Vesting of restricted stock units	10,089	—	—	—	—	—	—
Stock-based compensation	—	—	7,053	—	—	—	7,053
Other comprehensive loss	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	(78,249)	—	—	(78,249)
Balance March 31, 2020	27,548,133	$28	$723,232	$(773,515)	$9	$—	$(50,246)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2020	25,916,168	$26	$797,655	$(838,817)	$—	$(54,998)	$(96,134)
Adoption of new accounting pronouncement	—	—	(93,475)	1,548	—	—	(91,927)
Balance at January 1, 2021	25,916,168	26	704,180	(837,269)	—	(54,998)	(188,061)
Exercise of stock options	172,268	—	2,668	—	—	—	2,668
Vesting of restricted stock units	43,465	—	—	—	—	—	—
Vesting of ESPP Shares	50,818	—	1,183	—	—	—	1,183
Stock-based compensation	—	—	5,751	—	—	—	5,751
Net loss	—	—	—	(90,935)	—	—	(90,935)
Balance March 31, 2021	26,182,719	$26	$713,782	$(928,204)	$—	$(54,998)	$(269,394)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(90,935)	$(78,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	153	106
Accretion of premiums and discounts on investments	—	(73)
Amortization of debt issuance costs	400	—
Non-cash interest expense related to the revenue interest liability	4,925	4,171
Stock-based compensation expense	5,751	7,053
Changes in assets and liabilities:
Prepaids and other assets	(9,808)	(2,538)
Deferred revenue	881	(982)
Inventories	(3,894)	(1,841)
Accounts payable	(21,583)	(13,650)
Other accrued liabilities	25,042	16,656
Net cash used in operating activities	(89,068)	(69,347)

Investing activities
Purchases of investments	—	(4,420)
Proceeds from sales/maturities of investments	—	31,200
Purchase of property and equipment	—	(191)
Net cash provided by investing activities	—	26,589

Financing activities
Proceeds from revenue interest liability	—	25,000
Proceeds from exercise of common stock options	2,668	1,014
Payments on revenue interest liability	(573)	—
Payment of debt issuance costs	(50)	—
Net cash provided by financing activities	2,045	26,014

Net decrease in cash and cash equivalents	(87,023)	(16,744)
Cash, cash equivalents and restricted cash at beginning of period	304,962	167,058
Cash, cash equivalents and restricted cash at end of period	$217,939	$150,314
Supplemental disclosure of cash flow information:
Purchase of property and equipment not yet paid	$—	$408
Non cash right of use asset	4	91
Debt issuance costs not yet paid	445	—
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
On April 26, 2021, the Company entered into a license and collaboration agreement with Daiichi Sankyo Co. Ltd ("DS"). Pursuant to the agreement, the Company granted DS exclusive development and commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (collectively the "DS Territory"). The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, and other Latin American countries. DS will be responsible for commercialization in these territories, while Esperion remains responsible for certain development and regulatory activities in South Korea and Taiwan. The Company will receive an upfront cash payment of $30.0 million in May 2021 and is eligible to receive up to an additional $175.0 million in sales milestones. The Company will also receive tiered royalties ranging from 5 percent to 20 percent on net sales in the DS Territory.
On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment”) to the Revenue Interest Purchase Agreement ("RIPA') with Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, as agent for the purchaser parties thereto dated as of June 26, 2019 (as amended by the Amendment No. 1 dated as of November 9, 2020, the “RIPA”). Pursuant to the RIPA Amendment, Oberland Capital waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA, which are discussed further in Note 15 Subsequent Events.
The Company's primary activities since incorporation have been conducting research and development activities, including nonclinical, preclinical and clinical testing, performing business and financial planning, recruiting personnel, and raising capital. The Company received approval by the FDA in February 2020 to commercialize NEXLETOL® and NEXLIZET® in the U.S., and accordingly commenced principal operations on March 30, 2020 with the commercialization of NEXLETOL. The Company is subject to risks and uncertainties which include the need to successfully commercialize its products, research, develop, and clinically test therapeutic products; obtain regulatory approvals for its products; expand its management, commercial and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.
The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. While management believes current cash resources and future cash received from the Company's net product sales, collaboration agreements with Daiichi Sankyo Europe GmbH ("DSE"), Otsuka Pharmaceutical Co., Ltd. ("Otsuka"), and DS entered into on January 2, 2019, April 17, 2020, and April 26, 2021, respectively, and from the RIPA, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources. The impact of COVID-19 and the uncertainty around the global pandemic could further impact the commercial launch of NEXLETOL and NEXLIZET and the Company’s research and development programs and could result in lower cash flows or higher costs that could further impact the Company’s overall operations and cash needs in the future.
If adequate funds are not available, the Company may not be able to continue the development of its current products or future product candidates, or to commercialize its current or future product candidates, if approved.
Basis of Presentation
The accompanying condensed interim financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the

Company has made all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues, expenses and related disclosures. Actual results could differ from those estimates.
Concentration of Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of March 31, 2021 and December 31, 2020, eight customers accounted for all of the Company's net trade receivables.
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
b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $6.4 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.
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
Recently Implemented Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by removing the separation models for convertible debt with cash conversion features and convertible instruments with a beneficial conversion feature, which requires the fair value of the embedded conversion feature of convertible instruments be allocated to equity. Under ASU 2020-06, a convertible debt instrument with those features will generally be reported as a single liability at its amortized cost with no separate accounting for the embedded conversion features in equity. The adoption of this ASU resulted in the reclassification of the portion of the Company's convertible notes from equity to debt, which also reduces reported interest expense and increases reported net income. ASU 2020-06 requires the application of the if-converted method when calculating diluted earnings per share, eliminating the Company’s ability to use the treasury stock method when certain conditions are met. The ASU is effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company early adopted this standard as of January 1, 2021 which resulted in a net increase in the convertible notes of approximately $92.0 million, an adjustment to accumulated deficit of $1.5 million, and a reduction to additional paid-in capital of $93.5 million. The tax impact of the adoption was not material.
There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Agreement Terms Amendment
On June 18, 2020, the Company entered into an amendment to the license and collaboration agreement with DSE, dated as of January 2, 2019. In June 2020, the Company completed the transfer of the MAAs for NILEMDO® and NUSTENDI®. Pursuant to the terms of the amendment, DSE paid the Company the second $150.0 million milestone based on completion of the NUSTENDI MAA transfer rather than the first product sale in the EU, as previously agreed. Additionally, the Company and DSE have agreed to expand the DSE Territory, or the territory in which DSE has exclusive commercialization rights to NILEMDO and NUSTENDI to include Turkey. DSE's designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining regulatory approval for such products in Turkey.
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $150.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing regulatory and development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing regulatory and development activities. In the three months ended March 31, 2020, the Company recognized $1.0 million related to the on-going performance obligation for the ongoing regulatory efforts related to the MAA in the DSE Territory.
In the three months ended March 31, 2021, the Company recognized collaboration revenue of $1.6 million related to both royalty revenue from DSE following their European launch of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
All remaining future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606 due to the fact that such amounts hinge on development activities, regulatory approvals and sales-based milestones. Additionally, the Company expects that any consideration related to sales-based milestones will be recognized when the subsequent sales occur.
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
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company did not have any collaboration revenue from the Otsuka Agreement during the three months ended March 31, 2021 and 2020.
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
4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$17,505	$13,788
Work in process	2,078	2,028
Finished goods	447	320
	$20,030	$16,136

5. Commitments and Contingencies
On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company’s lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, the Company filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted the Company’s motion to dismiss with prejudice and entered judgment in the Company’s favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment.  In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. On September 27, 2018, the Sixth Circuit issued an opinion in which it reversed the district court’s dismissal and remanded for further proceedings. On October 11, 2018, the Company filed a petition for rehearing en banc and, on October 23, 2018, the Sixth Circuit Court of Appeals directed plaintiffs to respond to that petition. On December 3, 2018, the Sixth Circuit denied the Company’s petition for en banc rehearing, and on December 11, 2018, the case was returned to the federal district court by mandate from the Sixth Circuit. On December 26, 2018, the Company filed an answer to the amended complaint, and on March 28, 2019, the Company filed its amended answer to the amended complaint. On September 15, 2020, the Company filed a motion for summary judgment, and the plaintiffs filed a motion for partial summary judgment, and on October 23, 2020, the parties filed oppositions to both motions for summary judgment. On November 20, 2020, the Company and plaintiffs filed replies in support of their respective motions. On March 12, 2021, the parties agreed to a settlement in principle of the securities class action, and on April 26, 2021, the parties entered into a stipulation of settlement to resolve all legal claims, in which defendants expressly deny that they have committed any act or omission giving rise to any liability under Section 10(b) of the Securities Exchange Act of 1934. Under the terms of the stipulation of settlement, subject to approval by the court, the Company and certain of the Company's insurance carriers will cause a payment of $18.25 million to be made to the plaintiff class. There is no assurance that the settlement will ultimately be approved or that it will become final. If the settlement does not occur and litigation continues, the Company intends to vigorously defend against it. As a result of this settlement agreement, the Company has recorded a litigation settlement liability of $18.25 million as of March 31, 2021 in other accrued liabilities on the condensed balance sheet, a litigation insurance settlement recovery receivable of $5.0 million, which represents the estimated insurance claim proceeds from our insurance carriers as of March 31, 2021, in other prepaid and current assets on the condensed balance sheet, and recorded a loss on settlement of $13.25 million in selling, general, and administrative expenses on the condensed statement of operations.
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
There have been no other material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 or noted above.

6. Investments
The following table summarizes the Company’s cash equivalents and short-term investments (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$206,804	$—	$—	$206,804
Total	$206,804	$—	$—	$206,804

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$281,783	$—	$—	$281,783
Total	$281,783	$—	$—	$281,783
During the three months ended March 31, 2021 and 2020, other income, net in the statements of operations includes interest income on investments of less than $0.1 million and $0.4 million, respectively.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three months ended March 31, 2021 and 2020.
In the three months ended March 31, 2021 and 2020, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of March 31, 2021 and December 31, 2020, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

March 31, 2021
Assets:
Money market funds	$206,804	$206,804	$—	$—
Total assets at fair value	$206,804	$206,804	$—	$—
December 31, 2020
Assets:
Money market funds	$281,783	$281,783	$—	$—
Total assets at fair value	$281,783	$281,783	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021 and 2020.
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

In connection with the arrangement, as of March 31, 2021, the Company has recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $181.0 million, net of $0.5 million of capitalized issuance costs in connection with the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $4.9 million and $4.2 million in interest expense related to this arrangement for the three months ended March 31, 2021 and 2020, respectively.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 195% of the aggregate purchase price unless the RIPA is terminated earlier. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $7.5 million or 7.5% at the stated repayment rate in the first year. Annual Net Sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $2.5 million or 2.5% for every $100 million of sales above the threshold. If the Company equals or exceeds $350 million of sales in the U.S. in 2021, then the repayment amount would drop to $2.5 million for every $100 million of net sales starting in 2022. If the US net sales are less than $350 million for the year ended December 31, 2021, then the Covered Territory is expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $6.4 million in the next twelve months.
The effective annual imputed interest rate is 11.8% as of March 31, 2021. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the three months ended March 31, 2021:

(in thousands)
Total revenue interest liability at December 31, 2020	$176,604
Interest expense recognized	4,925
Revenue Interests payments	(573)
Total revenue interest liability at March 31, 2021	$180,956

9. Convertible Notes
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
The Company incurred approximately $8.9 million of issuance costs related to the issuance of the Convertible Notes, of which, prior to the adoption of ASU 2020-06 on January 1, 2021, $5.8 million and $3.1 million were allocated and recorded to long-term debt and additional paid-in capital, respectively. The $5.8 million of issuance costs recorded as long-term debt on the condensed balance sheet are amortized over the five-year contractual term of the Convertible Notes using the effective interest method.
Prior to the adoption of ASU 2020-06 on January 1, 2021, the $271.1 million of proceeds received from the issuance of the Convertible Notes were allocated between long-term debt (the “liability component”) of $177.6 million and additional paid-in capital (the “equity component”) of $93.5 million. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes and was included in additional paid-in capital in the condensed balance sheet and was not remeasured as long as it did not to meet the conditions for equity classification. The liability component was to be accreted up to the face value of the Convertible Notes of $280.0 million, which resulted in additional non-cash interest expense being recognized through the Maturity Date.
With the adoption of ASU 2020-06 as of January 1, 2021, the Company reports the convertible debt liability at the aggregate principal amount less unamortized issuance costs. This resulted in the reclassification of the $93.5 million of the Company’s convertible notes recognized at December 31, 2020 from additional paid in capital to the convertible debt liability. The portion of interest expense previously recognized for the accretion of the convertible debt liability and the true-up of the amortization of the issuance costs of $1.5 million was recorded as an adjustment to accumulated deficit.
The following tables summarizes the outstanding principal and debt issuance cost balances as follows (in thousands):

	Convertible note, debt balance	Debt issuance cost	Convertible notes, net
Balance at December 31, 2020	185,100	(5,733)	179,367
Adjustments to net principal due to adoption of ASU 2020-06	94,900	(2,973)	91,927
Balance at January 1, 2021	280,000	(8,706)	271,294
Balance at March 31, 2021	280,000	(8,306)	271,694
The Company recorded $3.2 million of interest expense during the three months ended March 31, 2021, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.
As of March 31, 2021, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $295.1 million and $283.4 million and as of March 31, 2021 and December 31, 2020, respectively. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of March 31, 2021 and December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.
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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of March 31, 2021 and December 31, 2020, the Company had not purchased any shares under the convertible note capped call transactions.
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
10. Balance Sheet Disclosures
Prepaid and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$17,255	$12,388
Insurance receivable	5,000	—
Prepaid inventory cost	7,603	5,957
Other prepaid and current assets	4,305	5,609
Total prepaid and other current assets	$34,163	$23,954
Other accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued legal settlement	$18,250	$—
Accrued compensation	11,243	15,161
Accrued variable consideration	10,082	5,025
Accrued professional fees	4,845	3,183
Accrued interest on convertible notes	4,169	1,369
Accrued other	177	52
Total other accrued liabilities	$48,766	$24,790
11. Stock Compensation
Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. In the three months ended March 31, 2021, the Company recognized $0.3 million of stock compensation expense related to the ESPP. As of March 31, 2021, there have been 50,818 shares issued and 774,182 shares reserved for future issuance under the ESPP.

Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2021:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	4,176,518	$40.24	5.28	$18,415
Granted	458,000	$32.12
Forfeited or expired	(431,675)	$54.06
Exercised	(172,268)	$15.49
Outstanding at March 31, 2021	4,030,575	$38.90	5.75	$19,711
The following table summarizes information about the Company’s stock option plan as of March 31, 2021:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at March 31, 2021	4,030,575	$38.90	5.75	$19,711
Exercisable at March 31, 2021	3,025,257	$36.81	4.75	$19,711
Stock-based compensation related to stock options was $3.7 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively, including $0.3 million and $0.2 million that were capitalized into inventory. As of March 31, 2021, there was $28.7 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units (or RSUs)
The following table summarizes the activity relating to the Company’s RSUs for the three months ended March 31, 2021:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2020	401,234	$46.92
Granted	358,280	$31.75
Forfeited	(76,468)	$43.09
Vested	(43,465)	$52.80
Outstanding and unvested March 31, 2021	639,581	$38.49
Stock-based compensation related to RSUs was approximately $1.8 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively, including $0.1 million and less than $0.1 million that were capitalized into inventory. As of March 31, 2021, there was $21.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.2 years.
12. Income Taxes
There was no provision for income taxes for the three months ended March 31, 2021 and 2020, because the Company has incurred annual operating losses since inception. At March 31, 2021, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

13. Net Loss Per Common Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised or vested during the period, determined using the treasury-stock method. For purposes of this calculation, stock options, unvested RSUs, shares issuable under the ESPP and shares issuable upon conversion of the convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Common shares under option	4,030,575	4,829,454
Unvested RSUs	639,581	389,762
Shares issuable related to the ESPP	17,838	—
Shares issuable upon conversion of convertible notes	8,460,237	—
Total potential dilutive shares	13,148,231	5,219,216
14. Statements of Cash Flows
The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the condensed balance sheets to the same amounts presented on the condensed statements of cash flows on March 31, 2021 and 2020 and December 31, 2020 and 2019 (in thousands):

	March 31, 2021	March 31, 2020	December 31, 2020	December 31, 2019
Cash and cash equivalents	$217,939	$149,386	$304,962	$166,130
Restricted cash	—	928	—	928
Total cash and cash equivalents and restricted cash shown on the condensed statements of cash flows	$217,939	$150,314	$304,962	$167,058
15. Subsequent events
Collaboration Agreement with Daiichi Sankyo Co. Ltd.
On April 26, 2021, the Company entered into a license and collaboration agreement (the "DS Agreement") with Daiichi Sankyo Co. Ltd. Pursuant to the agreement, the Company granted DS exclusive development and commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (collectively the "DS Territory"). The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, and other Latin American countries. DS will be responsible for commercialization in these territories, while Esperion remains responsible for certain development and regulatory activities in South Korea and Taiwan. The Company will receive an upfront cash payment of $30.0 million in May 2021 and is eligible to receive up to an additional $175.0 million in sales milestones. The Company will also receive tiered royalties ranging from 5 percent to 20 percent on net sales in the DS Territory.
RIPA Amendment
On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment”) to the Revenue Interest Purchase Agreement with Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, as agent for the purchaser parties thereto dated as of June 26, 2019 (as amended by the Amendment No. 1 dated as of November 9, 2020, the “RIPA”). Pursuant to the RIPA Amendment, Oberland Capital waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA such that the purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based on net sales of the Company’s certain products, once approved, which will be tiered payments ranging from 3.33% to 10% (the “Third Payment Applicable Percentage”) of the Company’s net sales in the covered territory (the “Covered Territory”); provided that (a) prior to December 31, 2024, with respect to each country defined in the Daiichi Territory, if the percentage of net sales that Company receives from Daiichi (the “Receivables Percentage”) is less than the Third Payment Applicable Percentage, then the Revenue Interest for such country payable to the purchasers will be equal to the Receivables Percentages, and (b) if annual net sales equal or exceed $350 million and if the Purchasers receive 100% of their invested capital by December 31, 2024, the revenue interest rate will be decreased to a single rate of 3.33% of the Company’s net sales in the Covered Territory for all subsequent calendar quarters. The Covered Territory is the United States, but is subject to expand to include the world-wide net sales if the Company’s annual U.S. net sales are less than $350.0 million for the year ended December 31, 2021. Under the Agreement, the Company has an option (the “Call Option”) to terminate the Agreement and repurchase future Revenue Interests at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Agreement and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control. If the Put Option or the Call Option are exercised, the required repurchase price will be 200% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised prior to the third anniversary of the closing date, and 225% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2020 and other filings that we make with the Securities and Exchange Commission.
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
Overview
Corporate Overview
We are the Lipid Management Company, a pharmaceutical company singularly focused on developing and commercializing affordable, oral, once-daily, non-statin medicines for the treatment of patients struggling with elevated low density lipoprotein cholesterol, or LDL-C. Our team of lipid experts are dedicated to lowering bad cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. Our first two products were approved by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and Swiss Agency for Therapeutic Products, or Swissmedic, in 2020. Bempedoic acid and the bempedoic acid / ezetimibe combination tablets are oral, once-daily, non-statin, LDL-C lowering medicines for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.
On April 26, 2021, we entered into a license and collaboration agreement with Daiichi Sankyo Co. Ltd, or DS. Pursuant to the agreement, we granted DS exclusive development and commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, and other Latin American countries. DS will be responsible for commercialization in these territories, while we remain responsible for certain development and regulatory activities in South Korea and Taiwan. We will receive an upfront cash payment of $30.0 million in May 2021 and are eligible to receive up to an additional $175.0 million in sales milestones. We will also receive tiered royalties ranging from 5 percent to 20 percent on net sales in the DS Territory.
On April 26, 2021, we entered into Amendment No. 2, or the RIPA Amendment, to the Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital LLC, as agent for the purchaser parties thereto dated as of June 26, 2019 (as amended by the Amendment No. 1 dated as of November 9, 2020, the “RIPA”). Pursuant to the RIPA Amendment, Oberland Capital waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA, which are discussed further in Note 15 "Subsequent Events" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2021.
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
During the three months ended March 31, 2021, our net losses were $90.9 million. In the three months ended March 31, 2020, we recorded net losses of $78.2 million. All of our prior net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, including, among others:
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
During the three months ended March 31, 2021, we incurred $15.9 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
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
CLEAR Outcomes will conclude once the predetermined number of MACE endpoints occur. We initiated CLEAR Outcomes in December 2016 and completed enrollment in August 2019. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022. The study is intended to support our submissions for a CV risk reduction indication in the U.S., Europe and other territories. During the third quarter of 2020, we accumulated 50% of the primary 4-component MACE endpoints
The COVID-19 Pandemic
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our CVOT and commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection or the global availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including potential impacts on the progress and time to completion of our ongoing CVOT, the reliance on third parties in our supply chain for materials and manufacturing and delivery of our drugs and drug candidates, our ability to effectively promote and market our approved products, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully commercialize and generate revenue from our approved drugs.
We are continuing to assess the long-term impact of COVID-19 on our business operations in an effort to mitigate interruption to our commercialization of our approved drugs and other business activities and to ensure the safety and well being of our employees, as well as the physicians and patients participating in our CVOT. Because COVID-19 infections have been reported throughout the U.S. and worldwide, certain national, state, and local governmental authorities have issued orders, proclamations, and/or directives aimed at minimizing the spread of COVID-19. Although some of these restrictions were eased or lifted, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued in the future. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including encouraging all employees to work-from-home if able to perform their duties remotely, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines.
We believe our ability to successfully launch, commercialize, and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the COVID-19 pandemic. Physicians’ offices and other medical institutions continue to have limited access for non-patients, which includes our sales personnel. In addition, social distancing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances have affected and may continue to adversely affect the ability of our sales professionals to effectively market our approved drugs to physicians and the rates of uptakes for our approved drugs, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which we believe has adversely affected and could continue to have a material adverse impact on new patient starts and overall patient treatment volume. Market disruption and rising unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products.
We have had to optimize our cost structure in response to the COVID-19 pandemic and its impact on the conventional healthcare model associated with normal health management practices, such as regular physician office visits, lab tests, and prescription fills. As a result of the impact COVID-19 has had on our business and demand, we adjusted our budgeted production plans accordingly. We also adjusted our original commercialization marketing budget and prioritized initiatives we believe have a high return on investment. We have made adjustments to our workforce for near-term growth potential and modified our sales geographies to adapt for COVID-19 hotspots and shelter-on-place orders. While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business or operations, the continued spread or future waves of COVID-19, measures taken by governments, actions taken to protect employees, and the broad impact of the pandemic on all business activities may materially and adversely affect our preclinical activities, clinical development progress, data and timelines, commercialization efforts including any revenue from sales, supply chain continuity, and general business operations, and our business, prospects, financial condition, and results of operations could be materially harmed as a result.
To date, we have not experienced any interruption of our supply of drug products needed to support our ongoing clinical study and product sales. However, such interruptions may occur due to supply chain issues related to COVID-19, such as the demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing capacity at our third-party manufacturers to the products needed for our clinical trials and commercial product for the products needed for our clinical trials and commercial product, which could lead to delays in our ongoing trial and/or issues with our commercial supply. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to our approved medicines, advancing our product under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part I-Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020.

Collaboration revenue
Collaboration revenue is related to our collaboration agreements with DSE and Otsuka. Collaboration revenue in the three months ended March 31, 2021 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. In the three months ended March 31, 2020, collaboration revenue was primarily attributable to the ongoing performance obligation from our collaboration agreement signed on January 2, 2019 related to the ongoing regulatory efforts for the MAA in the DSE Territory. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
Cost of goods sold
Cost of goods sold is related to our net product sales of NEXLETOL and NEXLIZET and the cost of goods sold from our supply agreements with collaboration partners. Prior to the FDA approval of NEXLETOL and NEXLIZET in February 2020, expenses associated with the manufacturing of our products were recorded as research and development expense.
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
Interest Expense
Interest expense is related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital and Convertible Notes for the three months ended March 31, 2021. Interest expense during the three months ended March 31, 2020 related solely to the RIPA.
Other Income, Net
Other income, net, primarily relates to interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$6,350	$858	$5,492
Collaboration revenue	1,628	982	646
Operating Expenses:
Cost of goods sold	1,784	31	1,753
Research and development	27,954	34,702	(6,748)
Selling, general and administrative	61,064	41,553	19,511
Loss from operations	(82,824)	(74,446)	(8,378)
Interest expense	(8,125)	(4,171)	(3,954)
Other income, net	14	368	(354)
Net loss	$(90,935)	$(78,249)	$(12,686)
Product sales, net
Product sales, net for the three months ended March 31, 2021 was $6.4 million compared to $0.9 million for the three months ended March 31, 2020, an increase of $5.5 million. The increase is primarily due to NEXLETOL and NEXLIZET being available for sale during the entire first quarter of 2021. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue recognized for the three months ended March 31, 2021 was $1.6 million compared to $1.0 million for the three months ended March 31, 2020, an increase of $0.6 million. Collaboration revenue for the three months ended March 31, 2021 was related to product sales to collaboration partners under our supply agreements and royalty revenue from our collaboration agreement with DSE. Collaboration revenue for the three months ended March 31, 2020 was related to the performance obligation from our collaboration agreement with DSE for the regulatory efforts for the MAA in the DSE Territory.
Cost of goods sold
Cost of goods sold for the three months ended March 31, 2021 was $1.8 million compared to less than $0.1 million for the three months ended March 31, 2020, an increase of $1.8 million. The increase is primarily related to cost of goods sold from our supply agreements with collaboration partners and our net product sales of NEXLETOL and NEXLIZET which were available for sale during the entire first quarter of 2021. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Research and development expenses
Research and development expenses for the three months ended March 31, 2021, were $28.0 million, compared to $34.7 million for the three months ended March 31, 2020, a decrease of $6.7 million. The decrease in research and development expenses was primarily attributable to a decline in manufacturing costs which were classified as research and development expense prior to FDA approval of NEXLETOL and NEXLIZET on February 21, 2020 and February 26, 2020, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2021, were $61.1 million, compared to $41.6 million for the three months ended March 31, 2020, an increase of $19.5 million. The increase in selling, general and administrative expenses was primarily attributable to salaries and benefits from the build out of our customer-facing team and other costs to support the commercialization of NEXLETOL and NEXLIZET in the U.S., as well as a $13.3 million one-time charge associated with a legal settlement.
Interest expense
Interest expense for the three months ended March 31, 2021, was $8.1 million, compared to $4.2 million for the three months ended March 31, 2020, an increase of approximately $4.0 million. The increase in interest expense was primarily due to the interest expense attributable to the RIPA with Oberland and the Convertible Notes entered into during November 2020.
Other income, net
Other income, net for the three months ended March 31, 2021, was less than $0.1 million, compared to $0.4 million for the three months ended March 31, 2020, a decrease of $0.4 million. The decrease is related to lower interest income on our investments due to lower interest rates.
Liquidity and Capital Resources
We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreement. Pursuant to the license and collaboration agreements with DSE and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements with DS, we will receive an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. Pursuant to the amended RIPA with Oberland, we will receive an additional $50.0 million in May 2021 following the completion of the DS Agreement. The amended RIPA increases the revenue interest we will pay Oberland based on the net sales of our products as outlined in Note 15 "Subsequent Events" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2021. We anticipate that we will incur losses for the foreseeable future.
As of March 31, 2021, our primary sources of liquidity were our cash and cash equivalents which totaled $217.9 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(89,068)	$(69,347)
Net cash provided by investing activities	—	26,589
Net cash provided by financing activities	2,045	26,014
Net decrease in cash and cash equivalents	$(87,023)	$(16,744)
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets.
Net cash used in operating activities totaled $89.1 million and $69.3 million for the three months ended March 31, 2021 and 2020, respectively, consisting of net product sales of NEXLETOL and NEXLIZET offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.

Investing Activities
We did not have cash provided by or used in investing activities for the three months ended March 31, 2021. Net cash provided by investing activities of $26.6 million for the three months ended March 31, 2020, consisted primarily of proceeds from the sale and maturities of highly liquid, interest-bearing investment-grade and government securities.
Financing Activities
Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2021 related primarily to proceeds from exercise of our common stock, offset by payments on our revenue interest liability. Net cash provided by financing activities of $26.0 million for the three months ended March 31, 2020 related primarily to the $25.0 million in cash received from the RIPA with Oberland upon regulatory approval of NEXLETOL.
Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT and commercial launch activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreement with DSE and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements with DS, we will receive an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. Pursuant to the amended RIPA with Oberland, we will receive $50.0 million in May 2021. In return, Oberland will have a right to receive revenue interest payments from us based on net product sales of certain of our products. We estimate that current cash resources, including cash from the RIPA Amendment and the $30.0 million upfront from the DS Agreement to be received in May 2021, and proceeds to be received in the future for product sales and under the DSE, Otsuka and DS collaboration agreements are sufficient to fund operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may need to secure additional cash resources to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Our future funding requirements will depend on many factors, including, but not limited to:
•our ability to successfully develop and commercialize NEXLETOL and NEXLIZET or other product candidates;
•the costs, timing and outcomes of our CLEAR Outcomes CVOT and other ongoing clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablets;
•the time and cost necessary to obtain regulatory approvals for bempedoic acid and the bempedoic acid / ezetimibe combination tablets outside the U.S. and Europe;
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
Until such time, if ever, as we can generate U.S. substantial product revenues, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available and permitted under the terms of our RIPA, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangements with DSE, Otsuka and DS and the RIPA with Oberland, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablets that we would otherwise prefer to develop and market ourselves.
Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Note 5 “Commitments and Contingencies,” Note 8 "Liability Related to the Revenue Interest Purchase Agreement" and in Note 15 "Subsequent Events" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2021.
Off-Balance Sheet Arrangements
We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or Annual Report. There have been no significant changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
Second Amended and Restated Bylaws
On April 29, 2021, the board of directors approved an amendment and restatement of our amended and restated bylaws to designate the federal district courts of the United States of America as the exclusive forum for any action asserting a claim arising under the Securities Act of 1933, as amended, unless we consent in writing to the selection of an alternative forum.
The foregoing description is not complete and is qualified in its entirety by reference to the full text of the bylaws, which is included as a part of Exhibit 3.1 filed with this Quarterly Report and incorporated herein by reference.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1*	Second Amended and Restated Bylaws of Esperion Therapeutics, Inc. dated April 29, 2021

10.1*	2nd Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated March 19, 2021

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

ESPERION THERAPEUTICS, INC.

May 4, 2021	By:	/s/ Tim M. Mayleben
Tim M. Mayleben
President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2021	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)