Form 10-Q
period 2021-06-30
Esperion Therapeutics, Inc.
filed 2021-08-03
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 1, 2021, there were 28,277,493 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$219,186	$304,962
Accounts receivable	21,854	12,388
Prepaid clinical development costs	650	844
Inventories	23,714	16,136
Other prepaid and current assets	9,770	11,566
Total current assets	275,174	345,896

Property and equipment, net	970	1,276
Right of use operating lease assets	4,261	6,030
Intangible assets	56	56
Total assets	$280,461	$353,258

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,353	$51,975
Accrued clinical development costs	2,873	7,663
Other accrued liabilities	31,673	24,790
Revenue interest liability	12,469	5,392
Deferred revenue from collaborations	3,930	1,662
Operating lease liabilities	2,346	2,587
Total current liabilities	82,644	94,069

Convertible notes, net of issuance costs	272,098	179,367
Revenue interest liability	225,762	171,212
Operating lease liabilities	1,920	3,454
Deferred revenue from collaborations	1,057	—
Other long-term liabilities	1,290	1,290
Total liabilities	584,771	449,392
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 28,268,533 shares issued at June 30, 2021 and 27,910,366 shares issued at December 31, 2020	26	26
Additional paid-in capital	722,534	797,655
Treasury stock, at cost; 1,994,198 shares at June 30, 2021 and December 31, 2020	(54,998)	(54,998)
Accumulated deficit	(971,872)	(838,817)
Total stockholders’ deficit	(304,310)	(96,134)
Total liabilities and stockholders’ deficit	$280,461	$353,258
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$10,610	$609	$16,960	$1,467
Collaboration revenue	30,049	211,627	31,677	212,609
Total Revenues	40,659	212,236	48,637	214,076

Operating expenses:
Cost of goods sold	1,800	398	3,584	429
Research and development	25,074	34,987	53,028	69,689
Selling, general and administrative	46,318	47,681	107,382	89,234
Total operating expenses	73,192	83,066	163,994	159,352

(Loss) income from operations	(32,533)	129,170	(115,357)	54,724

Interest expense	(11,144)	(4,640)	(19,269)	(8,811)
Other income, net	9	81	23	449
Net (loss) income	$(43,668)	$124,611	$(134,603)	$46,362

Net (loss) income per common share - basic	$(1.67)	$4.50	$(5.16)	$1.68
Net (loss) income per common share - diluted	$(1.67)	$4.32	$(5.16)	$1.60

Weighted-average shares outstanding - basic	26,225,073	27,665,728	26,109,089	27,592,479
Weighted-average shares outstanding - diluted	26,225,073	28,854,445	26,109,089	28,948,058

Other comprehensive loss:
Unrealized loss on investments	$—	$(9)	$—	$(23)
Comprehensive (loss) income	$(43,668)	$124,602	$(134,603)	$46,339
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	27,497,911	$27	$715,166	$(695,266)	$23	$—	$19,950
Exercise of stock options	40,133	1	1,013	—	—	—	1,014
Vesting of restricted stock units	10,089	—	—	—	—	—	—
Stock-based compensation	—	—	7,053	—	—	—	7,053
Other comprehensive loss	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	(78,249)	—	—	(78,249)
Balance March 31, 2020	27,548,133	$28	$723,232	$(773,515)	$9	$—	$(50,246)
Exercise of stock options	160,024	—	3,738	—	—	—	3,738
Vesting of restricted stock units	43,498	—	—	—	—	—	—
Stock-based compensation	—	—	7,395	—	—	—	7,395
Other comprehensive gain	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	124,611	—	—	124,611
Balance at June 30, 2020	27,751,655	$28	$734,365	$(648,904)	$—	$—	$85,489

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2020	25,916,168	$26	$797,655	$(838,817)	$—	$(54,998)	$(96,134)
Adoption of new accounting pronouncement	—	—	(93,475)	1,548	—	—	(91,927)
Balance at January 1, 2021	25,916,168	26	704,180	(837,269)	—	(54,998)	(188,061)
Exercise of stock options	172,268	—	2,668	—	—	—	2,668
Vesting of restricted stock units	43,465	—	—	—	—	—	—
Vesting of ESPP Shares	50,818	—	1,183	—	—	—	1,183
Stock-based compensation	—	—	5,751	—	—	—	5,751
Net loss	—	—	—	(90,935)	—	—	(90,935)
Balance March 31, 2021	26,182,719	$26	$713,782	$(928,204)	$—	$(54,998)	$(269,394)
Exercise of stock options	10,477	—	168	—	—	—	168
Vesting of restricted stock units	81,139	—	—	—	—	—	—
Stock-based compensation	—	—	8,584	—	—	—	8,584
Other comprehensive loss	—	—	—	—	—	—	—
Net loss	—	—	—	(43,668)	—	—	(43,668)
Balance at June 30, 2021	26,274,335	$26	$722,534	$(971,872)	$—	$(54,998)	$(304,310)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net (loss) income	$(134,603)	$46,362
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	306	224
Accretion of premiums and discounts on investments	—	(93)
Amortization of debt issuance costs	804	—
Non-cash interest expense related to the revenue interest liability	12,865	8,811
Stock-based compensation expense	14,335	14,448
Changes in assets and liabilities:
Accounts receivable	(9,466)	(2,915)
Prepaids and other assets	1,990	533
Deferred revenue	3,325	(1,018)
Inventories	(7,578)	(8,248)
Other long-term assets	—	(1,238)
Accounts payable	(22,182)	921
Other accrued liabilities	3,270	12,257
Net cash (used in) provided by operating activities	(136,934)	70,044

Investing activities
Purchases of investments	—	(4,420)
Proceeds from sales/maturities of investments	—	36,895
Purchase of property and equipment	—	(776)
Net cash provided by investing activities	—	31,699

Financing activities
Proceeds from revenue interest liability, net of issuance costs	49,917	25,000
Proceeds from exercise of common stock options	2,836	4,752
Payments on revenue interest liability	(1,155)	(64)
Payment of debt issuance costs	(440)	—
Net cash provided by financing activities	51,158	29,688

Net (decrease) increase in cash and cash equivalents	(85,776)	131,431
Cash, cash equivalents and restricted cash at beginning of period	304,962	167,058
Cash, cash equivalents and restricted cash at end of period	$219,186	$298,489
Supplemental disclosure of cash flow information:
Purchase of property and equipment not yet paid	$—	$6
Non cash right of use asset	6	(7)
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
On April 26, 2021, the Company entered into a license and collaboration agreement with Daiichi Sankyo Co. Ltd ("DS"). Pursuant to the agreement, the Company granted DS exclusive development and commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (collectively the "DS Territory"). The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. The Company received an upfront cash payment of $30.0 million in May 2021 and is eligible to receive up to an additional $175.0 million in sales milestones. The Company will also receive tiered royalties ranging from 5 percent to 20 percent on net sales in the DS Territory. Refer to Note 3 "Collaborations with Third Parties" for further information.

On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment”) to the Revenue Interest Purchase Agreement with Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, as agent for the purchaser parties thereto dated as of June 26, 2019 (as amended by the Amendment No. 1 dated as of November 9, 2020, the “RIPA”). Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA and the related Security Agreement, which are discussed further in Note 8 "Liability Related to the Revenue Interest Purchase Agreement."
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
The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. The Company's ability to successfully launch, commercialize and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the COVID-19 pandemic. In response to the Company’s history of operating losses and the uncertainty around the ongoing impact of COVID-19 management has initiated certain cost optimization measures and will implement additional cost reduction measures as needed if additional collaboration or capital funding is not available. Additionally, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.

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
Concentration of Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of June 30, 2021 nine customers accounted for all of the Company's net trade receivables and as of December 31, 2020 eight customers accounted for all the Company's net trade receivables.
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the goods or services provided. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: identify the contracts with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when or as the entity satisfies a performance obligation. At contract inception the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. The Company derives revenue through two primary sources: collaboration revenue and product sales. Collaboration revenue consists of the collaboration payments to the Company for collaboration arrangements outside of the United States for the development, manufacturing and commercialization, including royalties, of the Company's product candidates by the Company's partners and product sales consists of sales of NEXLETOL and NEXLIZET.
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
At the inception of the contract, the transaction price reflects the amount of consideration the Company expects to be entitled to in exchange for transferring promised goods or services to its customer. In the arrangement where the Company satisfies performance obligation(s) during the regulatory phase over time, the Company recognizes collaboration revenue typically using an input method on the basis of regulatory costs incurred relative to the total expected cost which determines the extent of progress toward completion. The Company reviews the estimate of the transaction price and the total expected cost each period and makes revisions to such estimates as necessary. Under contracted supply agreements with collaborators, the Company, through its third party contract manufacturing partners, may manufacture and supply quantities of active pharmaceutical ingredient (“API”) or bulk tablets reasonably required by collaboration partners for the development or sale of licensed products in their respective territory. The Company recognizes revenue when the collaboration partner has obtained control of the API or bulk tablets. The Company records the costs related to the supply agreement in cost of goods sold on the condensed statements of operations and comprehensive (loss) income.
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
b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $10.6 million and $17.0 million for the three and six months ended June 30, 2021 and $0.6 million and $1.5 million for the three and six months ended June 30, 2020, respectively.
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
Liabilities for co-pay assistance, expected product returns, rebates, and distributor fees are classified as “Other accrued liabilities” in the condensed balance sheets. Discounts, such as prompt pay discounts, and chargebacks are recorded as a reduction to trade accounts receivable in the condensed balance sheets.
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

3. Collaborations with Third Parties
DSE Agreement Terms
On January 2, 2019, the Company entered into a license and collaboration agreement with Daiichi Sankyo Europe GmbH ("DSE"). Pursuant to the agreement, the Company granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablets in the European Economic Area and Switzerland (“DSE Territory”). DSE will be responsible for commercialization in the DSE Territory. The Company remains responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory.
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
In addition, in the three and six months ended June 30, 2021, the Company recognized collaboration revenue of approximately $2.0 million and $3.6 million related to royalty revenue from DSE following their European launch of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE. In the three and six months ended June 30, 2020, the Company recognized collaboration revenue of $1.0 million related to the sales of bulk tablets of NILEMDO and NUSTENDI to DSE.
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

Otsuka Agreement Terms
On April 17, 2020, the Company entered into the Otsuka Agreement with Otsuka Pharmaceutical Co., Ltd. ("Otsuka"). Pursuant to the Otsuka Agreement, the Company granted Otsuka exclusive development and commercialization rights to NEXLETOL and NEXLIZET in Japan. Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan.
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
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company did not have any collaboration revenue from the Otsuka Agreement during the three and six months ended June 30, 2021. In the three and six months ended June 30, 2020, the Company recognized $60.0 million of collaboration revenue related to the $60.0 million upfront payment.
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
DS Agreement Terms
On April 26, 2021, the Company entered into a license and collaboration agreement with Daiichi Sankyo Company, Limited ("DS Agreement"). Pursuant to the DS Agreement, the Company granted DS exclusive rights to develop and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet (the "Products") in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (collectively the "DS Territory"). The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible development and commercialization in these territories. In addition, DS will fund all development costs associated with the program in the DS Territory.

Pursuant to the agreement, the consideration consists of a $30.0 million upfront cash payment that is non-refundable, non-reimbursable and non-creditable. The Company will be eligible to receive additional one-time payments of up to $175.0 million if certain commercial milestones are achieved by DS. Also, the Company will receive tiered royalties of five percent (5%) to twenty percent (20%) of net sales in the DS Territory.
The agreement requires the parties to establish a joint collaboration committee (the "Joint Collaboration Committee" or "JCC"). The Joint Collaboration Committee is composed of six (6) members, with each Party contributing three (3) representatives each who are employees of such Party with main responsibility of overseeing the Development and Commercialization activities relating to the Licensed Products in the Field in the DS Territory and other responsibilities as stated in the Agreement.

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. Accordingly, for the three and six months ended June 30, 2021, the Company recognized $28.1 million of collaboration revenue related to the $30.0 million upfront payment. The $28.1 million relates to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the period ended June 30, 2021, in the amounts of $28.0 million and $0.1 million, respectively. The remaining $1.9 million of the upfront payment was deferred as of June 30, 2021 due to an on-going performance obligation related to the developmental activities in South Korea and Taiwan. This deferred revenue will be recognized ratably over the period leading up to the completion of these developmental activities.
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
4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$21,293	$13,788
Work in process	703	2,028
Finished goods	1,718	320
	$23,714	$16,136
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

On December 27, 2016, the court granted the Company’s motion to dismiss with prejudice and entered judgment in the Company’s favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment.  In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. On September 27, 2018, the Sixth Circuit issued an opinion in which it reversed the district court’s dismissal and remanded for further proceedings. On October 11, 2018, the Company filed a petition for rehearing en banc and, on October 23, 2018, the Sixth Circuit Court of Appeals directed plaintiffs to respond to that petition. On December 3, 2018, the Sixth Circuit denied the Company’s petition for en banc rehearing, and on December 11, 2018, the case was returned to the federal district court by mandate from the Sixth Circuit. On December 26, 2018, the Company filed an answer to the amended complaint, and on March 28, 2019, the Company filed its amended answer to the amended complaint. On September 15, 2020, the Company filed a motion for summary judgment, and the plaintiffs filed a motion for partial summary judgment, and on October 23, 2020, the parties filed oppositions to both motions for summary judgment. On November 20, 2020, the Company and plaintiffs filed replies in support of their respective motions. On March 12, 2021, the parties agreed to a settlement in principle of the securities class action, and on April 26, 2021, the parties entered into a stipulation of settlement to resolve all legal claims, in which defendants expressly deny that they have committed any act or omission giving rise to any liability under Section 10(b) of the Securities Exchange Act of 1934. Under the terms of the stipulation of settlement, which the court preliminarily approved on May 6, 2021, the Company and certain of the Company's insurance carriers will cause a payment of $18.25 million to be made to the plaintiff class. There is no assurance that the settlement will ultimately become final. If the settlement does not occur and litigation continues, the Company intends to vigorously defend against it. As a result of this settlement agreement, during the three months ended March 31, 2021, the Company recorded a loss on settlement of $13.25 million in selling, general, and administrative expenses on the condensed statement of operations, which represents the litigation settlement of $18.25 million offset by $5.0 million in insurance claim proceeds from our insurance carriers.

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
6. Investments
The following table summarizes the Company’s cash equivalents and short-term investments (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$201,734	$—	$—	$201,734
Total	$201,734	$—	$—	$201,734

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$281,783	$—	$—	$281,783
Total	$281,783	$—	$—	$281,783
During the three and six months ended June 30, 2021, other income, net in the statements of operations includes interest income on investments of less than $0.1 million and less than $0.1 million, respectively.
During the three and six months ended June 30, 2020, other income, net in the statements of operations includes interest income on investments of $0.1 million and $0.5 million, respectively.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three and six months ended June 30, 2021 and 2020.
In the three and six months ended June 30, 2021, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of June 30, 2021, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.
The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

June 30, 2021
Assets:
Money market funds	$201,734	$201,734	$—	$—
Total assets at fair value	$201,734	$201,734	$—	$—
December 31, 2020
Assets:
Money market funds	$281,783	$281,783	$—	$—
Total assets at fair value	$281,783	$281,783	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2021 and 2020.
8. Liability Related to the Revenue Interest Purchase Agreement
On June 26, 2019, the Company entered into a RIPA with Oberland, as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, to obtain financing in respect to the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets and other working capital needs. Pursuant to the RIPA, the Company received $125.0 million at closing, less certain issuance costs. The Company was also entitled to receive up to approximately $75.0 million in subsequent installments subject to the terms and conditions set forth in the RIPA: (i) $25.0 million upon certain regulatory approval of its product candidates and (ii) $50.0 million, at the Company’s option, upon reaching $100.0 million trailing worldwide six-month net sales any time prior to December 31, 2021 (the “Third Payment”). In March 2020, the Company received $25.0 million from Oberland upon receiving regulatory approval of NEXLETOL.
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

RIPA Amendments

On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment”) to the RIPA with Oberland, as agent for the purchaser parties thereto. Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA such that the purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based on net sales of the Company’s certain products, once approved, which will be tiered payments ranging from 3.33% to 10% (the “Third Payment Applicable Percentage”) of the Company’s net sales in the covered territory (the “Covered Territory”); provided that (a) prior to December 31, 2024, with respect to each country defined in the Daiichi Territory, if the percentage of net sales that Company receives from Daiichi (the “Receivables Percentage”) is less than the Third Payment Applicable Percentage, then the Revenue Interest for such country payable to the purchasers will be equal to the Receivables Percentages, (b) if annual net sales equal or exceed $350 million and if the Purchasers receive 100% of their invested capital (
Cumulative Purchaser Payments") by December 31, 2024, the revenue interest rate will be decreased to a single rate of 3.33% of the Company’s net sales in the Covered Territory for all subsequent calendar quarters and (c) if the Purchasers receive Revenue Interest payments less than 100% of Cumulative Purchaser Payments by December 31, 2024, the Third Payment Applicable Percentage will be increased to a single rate of the Company’s net sales that would have provided 100% of Cumulative Purchaser Payments had such rate applied from the initial funding by the Purchasers. The Covered Territory was originally the United States, but has been expanded to worldwide for all calendar years beginning on or after January 1, 2022.

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

In accordance with the guidance in ASC 470‑50, “Debt—Modifications and Extinguishments,” the RIPA Amendment was accounted for as a debt modification. The amendment resulted in a $0.1 million loss on modification of debt, consisting of third-party fees associated with the transaction, which is included in selling, general, and administrative expenses in the statements of operations for the three and six months ended June 30, 2021.

On May 16, 2021, the Company entered into an Amendment to the Security Agreement and Waiver ("Amendment and Waiver") with the same parties to the Security Agreement, by and among the Company, Eiger Partners II LP (the "Purchaser") and Eiger III SA LLC (the "Purchaser Agent"), dated as of June 26, 2019 (the "Security Agreement"). Pursuant to the Amendment and Waiver, if (i) the net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States (as reported in the Company’s financial statements as “product sales, net” in accordance with GAAP and excluding, for the avoidance of doubt, upfront or milestone payments and other collaboration revenue) (the “Specified Net Revenue”) for the calendar quarter ending September 30, 2021 does not exceed $15.0 million, or (ii) the Specified Net Revenue for any calendar quarter ending after September 30, 2021 does not exceed $15.0 million, then the Company shall deposit $50.0 million in a deposit account that is subject to a block account control agreement in favor of the Purchase Agent, no later than the earlier of (x) the date the Specified Net Revenue for such calendar quarter has been determined and (y) 45 days after the last day of such calendar quarter. The Purchaser Agent shall have sole dominion and control over all funds deposited in the deposited account and such funds may be withdrawn therefrom only with the consent of the Purchaser Agent. Upon the occurrence and during the continuance of a Put Option Event, the Purchaser Agent shall have the right to apply amounts held in the deposit account in payment of certain secured obligations in the manner provided for in the Security Agreement. The Amendment and Wavier does not substitute, replace or release the Pledgors from any other obligations under the RIPA or Security Agreement.
In connection with the arrangement, as of June 30, 2021, the Company has recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $238.2 million, net of $0.5 million of capitalized issuance costs in connection with the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $8.0 million and $12.9 million in interest expense related to this arrangement for the three and six months ended June 30, 2021, and $4.6 million and $8.8 million for the three and six months ended June 30, 2020, respectively.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 200% of the aggregate purchase price prior to the third anniversary of the closing date, and 225% of the Cumulative Purchaser Payments thereafter, unless the RIPA is terminated earlier. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual Net Sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. If the Company equals or exceeds $350 million of sales in the U.S. in 2021, then the repayment amount would drop to $3.3 million for every $100 million of net sales starting in 2022. If the US net sales are less than $350 million for the year ended December 31, 2021, then the Covered Territory is expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $12.5 million in the next twelve months.

The effective annual imputed interest rate is 17.2% as of June 30, 2021. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the six months ended June 30, 2021:

(in thousands)
Total revenue interest liability at December 31, 2020	$176,604
Oberland funding upon execution of Amendment No. 2, net of issuance costs	49,917
Interest expense recognized	12,865
Revenue Interests payments	$(1,155)
Total revenue interest liability at June 30, 2021	$238,231

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
Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2025 in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on March 31, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock, par value $0.001 per share (“common stock”), is greater than or equal to 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five business days after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate for the notes on each such trading day; (3) if the Company calls such notes for redemption, any such notes that have been called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption; and (4) upon the occurrence of specified corporate events, as provided in the Indenture.
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
The following tables summarizes the outstanding principal and debt issuance cost balances as follows (in thousands):

	Convertible note, debt balance	Debt issuance cost	Convertible notes, net
Balance at December 31, 2020	185,100	(5,733)	179,367
Adjustments to net principal due to adoption of ASU 2020-06	94,900	(2,973)	91,927
Balance at January 1, 2021	280,000	(8,706)	271,294
Balance at March 31, 2021	280,000	(8,306)	271,694
Balance at June 30, 2021	280,000	(7,902)	272,098
The Company recorded $3.2 million and $6.4 million of interest expense during the three and six months ended June 30, 2021, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.
As of June 30, 2021, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $233.6 million and $283.4 million as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of June 30, 2021 and December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.
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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of June 30, 2021 and December 31, 2020, the Company had not purchased any shares under the convertible note capped call transactions.
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
10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$12,419	$15,161
Accrued variable consideration	13,700	5,025
Accrued professional fees	4,046	3,183
Accrued interest on convertible notes	1,400	1,369
Accrued other	108	52
Total other accrued liabilities	$31,673	$24,790

11. Stock Compensation
Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. In the three and six months ended June 30, 2021, the Company recognized approximately $0.1 million and $0.4 million of stock compensation expense related to the ESPP, respectively. As of June 30, 2021, there have been 50,818 shares issued and 774,182 shares reserved for future issuance under the ESPP.
Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the six months ended June 30, 2021:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	4,176,518	$40.24	5.28	$18,415
Granted	757,992	$28.06
Forfeited or expired	(876,151)	$49.75
Exercised	(182,745)	$15.52
Outstanding at June 30, 2021	3,875,614	$36.87	5.06	$10,405
The following table summarizes information about the Company’s stock option plan as of June 30, 2021:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at June 30, 2021	3,875,614	$36.87	5.06	$10,405
Exercisable at June 30, 2021	2,948,732	$36.45	3.94	$10,371
Stock-based compensation related to stock options was $6.2 million and $9.9 million for the three and six months ended June 30, 2021, respectively, including $0.2 million and $0.5 million that were capitalized into inventory, and $5.5 million and $11.1 million for the three and six months ended June 30, 2020, respectively, including $0.3 million and $0.5 million that were capitalized into inventory. As of June 30, 2021, there was $20.3 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.7 years. The increase in stock option expense for the three months ended June 30, 2021, was primarily due to an equity modification related to the CEO Departure Agreement entered into between the Company and the Company's former CEO on May 16, 2021.

Restricted Stock Units (or RSUs)
The following table summarizes the activity relating to the Company’s RSUs for the six months ended June 30, 2021:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2020	401,234	$46.92
Granted	823,301	$26.53
Forfeited	(115,616)	$42.90
Vested	(124,604)	$45.15
Outstanding and unvested June 30, 2021	984,315	$30.56
Stock-based compensation related to RSUs was approximately $2.2 million and $4.0 million for the three and six months ended June 30, 2021, respectively, including $0.1 million and $0.2 million that were capitalized into inventory, and approximately $1.8 million and $3.3 million for the three and six months ended June 30, 2020, respectively, including $0.1 million and $0.1 million that were capitalized into inventory. As of June 30, 2021, there was $28.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.2 years.
Performance-based Restricted Stock Units ("PBRSUs")
The Company's PBRSUs vest after a two-year performance period contingent upon the achievement of predetermined performance-based milestones based on the Company's U.S. net product sales. The actual number of units (if any) received under this award will depend on continued employment and actual performance over the two-year performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBRSUs based on the expected performance period to achieve the performance milestone. The fair value of the PBRSUs is based on the quoted market price of our common stock on the date of grant. During the three and six months ended June 30, 2021 the Company granted 64,200 PBRSUs with a weighted-average fair value per share of $22.52. The Company expects the performance criteria to be met.
12. Income Taxes
There was no provision for income taxes for the three and six months ended June 30, 2021 and 2020, because the Company has incurred annual operating losses since inception. At June 30, 2021, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.
13. Net (Loss) Income Per Common Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised or vested during the period, determined using the treasury-stock method. For purposes of this calculation, stock options, unvested RSUs, unvested PBRSUs, shares issuable under the ESPP and shares issuable upon conversion of the convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The following table summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income (in thousands)	$(43,668)	$124,611	$(134,603)	$46,362

Weighted average common shares outstanding - basic	26,225,073	27,665,728	26,109,089	27,592,479
Effect of dilutive shares:
Common shares under option	—	1,139,280	—	1,291,353
Unvested RSUs	—	49,437	—	64,226
Dilutive shares	—	1,188,717	—	1,355,579
Weighted average common shares outstanding - diluted	26,225,073	28,854,445	26,109,089	28,948,058

Net (loss) income per common share - basic	$(1.67)	$4.50	$(5.16)	$1.68
Net (loss) income per common share - diluted	$(1.67)	$4.32	$(5.16)	$1.60
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common shares under option	3,875,614	2,427,074	3,875,614	2,391,374
Unvested RSUs	984,315	295,423	984,315	190,565
Unvested PBRSUs	64,200	—	64,200	—
Shares issuable related to the ESPP	33,412	—	33,412	—
Shares issuable upon conversion of convertible notes	8,460,237	—	8,460,237	—
Total potential dilutive shares	13,417,778	2,722,497	13,417,778	2,581,939

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
On April 26, 2021, we entered into a license and collaboration agreement with Daiichi Sankyo Co. Ltd, or DS. Pursuant to the agreement, we granted DS exclusive development and commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. We received an upfront cash payment of $30.0 million in May 2021 and are eligible to receive up to an additional $175.0 million in sales milestones. We will also receive tiered royalties ranging from 5 percent to 20 percent on net sales in the DS Territory.
On April 26, 2021, we entered into Amendment No. 2, or the RIPA Amendment, to the Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital LLC, as agent for the purchaser parties thereto dated as of June 26, 2019 (as amended by the Amendment No. 1 dated as of November 9, 2020). Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA and the related Security Agreement, which are discussed further in Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2021.
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
During the three and six months ended June 30, 2021, our net losses were $43.7 million and $134.6 million, respectively. In the three and six months ended June 30, 2020, we recorded net income of $124.6 million and $46.4 million, respectively, which was primarily due to revenue generated from our collaboration agreements with Daiichi Sankyo Europe GmbH, or DSE, and Otsuka Pharmaceutical Co., Ltd., or Otsuka. We expect to incur significant expenses and operating losses for the foreseeable future. In response to our history of operating losses and the uncertainty around the ongoing impact of COVID-19 we have initiated certain cost optimization measures and will implement additional cost reduction measures as needed if additional collaboration or capital funding is not available. Despite such cost savings initiatives we expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:

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
During the six months ended June 30, 2021, we incurred $32.0 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
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
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our CVOT and commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, the emergence and prevalence of more contagious variants, or the global availability of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it could have a material adverse effect on our business, financial condition, and results of operations. The evolving COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including potential impacts on the progress and time to completion of our ongoing CVOT, the reliance on third parties in our supply chain for materials and manufacturing and delivery of our drugs and drug candidates, our ability to effectively promote and market our approved products, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully commercialize and generate revenue from our approved drugs.
We are continuing to assess the long-term impact of COVID-19 on our business operations in an effort to mitigate interruption to our commercialization of our approved drugs and other business activities and to ensure the safety and well being of our employees, as well as the physicians and patients participating in our CVOT. Because COVID-19 infections have been reported throughout the U.S. and worldwide, and as new strains continue to be identified, certain national, state, and local governmental authorities have issued orders, proclamations, and/or directives aimed at minimizing the spread of COVID-19. Although some of these restrictions were eased or lifted, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued in the future. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including encouraging all employees to work-from-home if able to perform their duties remotely, and requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines.
We believe our ability to successfully launch, commercialize, and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the COVID-19 pandemic. Physicians’ offices and other medical institutions continue to have limited access for non-patients, which includes our sales personnel. In addition, social distancing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances have affected and may continue to adversely affect the ability of our sales professionals to effectively market our approved drugs to physicians and the rates of uptakes for our approved drugs, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which we believe has adversely affected and could continue to have a material adverse impact on new patient starts and overall patient treatment volume. Market disruption and unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products.
We have had to optimize our cost structure in response to the evolving COVID-19 pandemic and its impact on the conventional healthcare model associated with normal health management practices, such as regular physician office visits, lab tests, and prescription fills. As a result of the impact COVID-19 has had on our business and demand, we adjusted our budgeted production plans accordingly. We also adjusted our original commercialization marketing budget and prioritized initiatives we believe have a high return on investment. We have made adjustments to our workforce for near-term growth potential and modified our sales geographies to adapt for COVID-19 hotspots and shelter-on-place orders. While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business or operations, the continued spread or future waves of COVID-19, measures taken by governments, actions taken to protect employees, and the broad impact of the pandemic on all business activities may materially and adversely affect our preclinical activities, clinical development progress, data and timelines, commercialization efforts including any revenue from sales, supply chain continuity, and general business operations, and our business, prospects, financial condition, and results of operations could be materially harmed as a result.
To date, we have not experienced any interruption of our supply of drug products needed to support our ongoing clinical study and product sales. However, such interruptions may occur due to supply chain issues related to COVID-19, such as the demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing capacity at our third-party manufacturers to the products needed for our clinical trials and commercial product, which could lead to delays in our ongoing trial and/or issues with our commercial supply. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to our approved medicines, advancing our product under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part I-Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020.
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with DSE, Otsuka and DS. Collaboration revenue in the three and six months ended June 30, 2021 was primarily related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, sales of bulk tablets under supply agreements, and royalty revenue received from collaboration partners. Collaboration revenue in the three and six months ended June 30, 2020, was primarily related to the $150.0 million milestone from the MAA transfer to DSE and the $60.0 million from the upfront payment with Otsuka. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
Interest Expense
Interest expense is related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital and Convertible Notes for the three and six months ended June 30, 2021. Interest expense during the three and six months ended June 30, 2020 related solely to the RIPA.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$10,610	$609	$10,001
Collaboration revenue	30,049	211,627	(181,578)
Operating Expenses:
Cost of goods sold	1,800	398	1,402
Research and development	25,074	34,987	(9,913)
Selling, general and administrative	46,318	47,681	(1,363)
(Loss) income from operations	(32,533)	129,170	(161,703)
Interest expense	(11,144)	(4,640)	(6,504)
Other income, net	9	81	(72)
Net (loss) income	$(43,668)	$124,611	$(168,279)
Product sales, net
Product sales, net for the three months ended June 30, 2021 was $10.6 million compared to $0.6 million for the three months ended June 30, 2020, an increase of $10.0 million. The increase is primarily due to sequential prescription growth of NEXLETOL and NEXLIZET during the entire second quarter of 2021. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue recognized for the three months ended June 30, 2021 was $30.0 million compared to $211.6 million for the three months ended June 30, 2020, a decrease of $181.6 million. Collaboration revenue for the three months ended June 30, 2021 was primarily related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, product sales to collaboration partners under our supply agreements and royalty revenue from our collaboration agreement with DSE. Collaboration revenue for the three months ended June 30, 2020 was primarily related to the $60.0 million upfront payment from the collaboration with Otsuka and $150.0 million of collaboration revenue from DSE related to the MAA transfer milestone.
Cost of goods sold
Cost of goods sold for the three months ended June 30, 2021 was $1.8 million compared to $0.4 million for the three months ended June 30, 2020, an increase of $1.4 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Research and development expenses
Research and development expenses for the three months ended June 30, 2021, were $25.1 million, compared to $35.0 million for the three months ended June 30, 2020, a decrease of $9.9 million. The decrease in research and development expenses was primarily attributable to an overall reduction in ongoing clinical research activities, including compensation costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2021, were $46.3 million, compared to $47.7 million for the three months ended June 30, 2020, a decrease of $1.4 million. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in advertising and costs to support the initial launch of NEXLETOL and NEXLIZET in the U.S. in 2020.

Interest expense
Interest expense for the three months ended June 30, 2021, was $11.1 million, compared to $4.6 million for the three months ended June 30, 2020, an increase of $6.5 million. The increase in interest expense was primarily due to additional interest expense attributable to the second and third installment payments from our RIPA with Oberland and the Convertible Notes entered in November 2020.
Other income, net
Other income, net for the three months ended June 30, 2021, was less than $0.1 million, compared to $0.1 million for the three months ended June 30, 2020, a decrease of $0.1 million. The decrease is related to lower interest income on our investments due to lower interest rates.
Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$16,960	$1,467	$15,493
Collaboration revenue	31,677	212,609	(180,932)
Operating Expenses:
Cost of goods sold	3,584	429	3,155
Research and development	53,028	69,689	(16,661)
Selling, general and administrative	107,382	89,234	18,148
(Loss) income from operations	(115,357)	54,724	(170,081)
Interest expense	(19,269)	(8,811)	(10,458)
Other income, net	23	449	(426)
Net (loss) income	$(134,603)	$46,362	$(180,965)
Product sales, net
Product sales, net for the six months ended June 30, 2021 was $17.0 million compared to $1.5 million for the six months ended June 30, 2020, an increase of $15.5 million. The increase is primarily due to sequential prescription growth of NEXLETOL and NEXLIZET during the entire six months ended June 30, 2021. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue recognized for the six months ended June 30, 2021 was $31.7 million compared to $212.6 million for the six months ended June 30, 2020, a decrease of $180.9 million. Collaboration revenue for the six months ended June 30, 2021 was primarily related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, product sales to collaboration partners under our supply agreements and royalty revenue from our collaboration agreement with DSE. Collaboration revenue for the six months ended June 30, 2020 was primarily related to the $60.0 million upfront payment from the collaboration with Otsuka and $150.0 million of collaboration revenue from DSE related to the MAA transfer milestone.
Cost of goods sold
Cost of goods sold for the six months ended June 30, 2021 was $3.6 million compared to $0.4 million for the six months ended June 30, 2020, an increase of $3.2 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Research and development expenses
Research and development expenses for the six months ended June 30, 2021, were $53.0 million, compared to $69.7 million for the six months ended June 30, 2020, a decrease of $16.7 million. The decrease in research and development expenses was primarily attributable to a decline in manufacturing costs which were classified as research and development expense prior to FDA approval of NEXLETOL and NEXLIZET on February 21, 2020 and February 26, 2020, respectively, as well as an overall reduction in ongoing clinical research activities, including compensation costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2021, were $107.4 million, compared to $89.2 million for the six months ended June 30, 2020, an increase of approximately $18.2 million. The increase in selling, general and administrative expenses was primarily attributable to a $13.3 million one-time charge associated with a legal settlement as well as increases in salaries and benefits, including stock-based compensation, from the build out of our customer-facing team and other costs to support the commercialization of NEXLETOL and NEXLIZET in the U.S.
Interest expense
Interest expense for the six months ended June 30, 2021, was $19.3 million, compared to $8.8 million for the six months ended June 30, 2020, an increase of approximately $10.5 million. The increase in interest expense was primarily due to additional interest expense attributable to the second and third installment payments from our RIPA with Oberland and the Convertible Notes entered in November 2020.
Other income, net
Other income, net for the six months ended June 30, 2021, was less than $0.1 million, compared to $0.4 million for the six months ended June 30, 2020, a decrease of $0.4 million. The decrease is related to lower interest income on our investments due to lower interest rates.
Liquidity and Capital Resources
We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreement. Pursuant to the license and collaboration agreements with DSE and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements with DS, we received an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. Pursuant to the amended RIPA with Oberland, we received an additional $50.0 million in May 2021 following the completion of the DS Agreement. The amended RIPA increases the revenue interest we will pay Oberland based on the net sales of our products as outlined in Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2021. We anticipate that we will incur losses for the foreseeable future.
As of June 30, 2021, our primary sources of liquidity were our cash and cash equivalents which totaled $219.2 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(136,934)	$70,044
Net cash provided by investing activities	—	31,699
Net cash provided by financing activities	51,158	29,688
Net (decrease) increase in cash and cash equivalents	$(85,776)	$131,431

Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets.
Net cash used in operating activities totaled $136.9 million for the six months ended June 30, 2021, consisting of net product sales of NEXLETOL and NEXLIZET and $30.0 million in upfront fees from DS fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
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
Investing Activities
We did not have cash provided by or used in investing activities for the six months ended June 30, 2021. Net cash provided by investing activities of $31.7 million for the six months ended June 30, 2020, consisted primarily of proceeds from the sale and maturities of highly liquid, interest-bearing investment-grade and government securities.
Financing Activities
Net cash provided by financing activities of $51.2 million for the six months ended June 30, 2021 related primarily to $50 million in cash from our RIPA with Oberland and proceeds from exercise of our common stock, offset by payments on our revenue interest liability. Net cash provided by financing activities of $29.7 million for the six months ended June 30, 2020 related primarily to the $25.0 million in cash received from the RIPA with Oberland upon regulatory approval of NEXLETOL.
Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT and commercial launch activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreement with DSE and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements with DS, we received an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. Pursuant to the amended RIPA with Oberland, we received $50.0 million in May 2021. In return, Oberland will have a right to receive revenue interest payments from us based on net product sales of certain of our products. In addition, if the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States starting with the quarter ending September 30, 2021 does not exceed $15.0 million, we are required to deposit $50.0 million in a deposit account with Oberland. Oberland shall have sole dominion and control over all funds deposited in the deposit account and such funds may be withdrawn only with the consent of Oberland. We will implement certain additional cost reduction initiatives or attempt to secure additional cash resources as needed to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Our future funding requirements will depend on many factors, including, but not limited to:

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
•the implementation of operational and financial information technology; and
•our ability to successfully implement certain cost reduction initiates, as needed.

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

Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Note 5 “Commitments and Contingencies,” and Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2021.
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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or Annual Report. There have been no significant changes from the risk factors previously disclosed in our Annual Report, except as set forth below.
Our payment obligations under the Revenue Interest Purchase Agreement with Oberland may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.

On June 26, 2019, we entered into the RIPA with Oberland and the Purchasers named therein. Pursuant to the RIPA, Oberland paid us $125.0 million on closing, less certain transaction expenses, and, Oberland paid us an additional $25.0 million in March 2020 upon receiving regulatory approval of NEXLETOL. Pursuant to the RIPA Amendment, we received the final $50.0 million. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 3.33% to 10% of our net sales in the covered territory. See in Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2021.

The RIPA and the revenue interest stream payable to Oberland could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to Oberland and will not be available to fund future operations. Further, if we fail to achieve the Specified Net Revenue thresholds, we will be obligated to deposit $50 million into the Blocked Account, which would reduce our unrestricted cash and could have a material adverse effect. Additionally, we may have increased vulnerability to adverse general economic and industry conditions.

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
The foregoing description is not complete and is qualified in its entirety by reference to the full text of the bylaws, which is included as a part of Exhibit 3.1 filed with the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and incorporated herein by reference.
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Second Amended and Restated Bylaws of Esperion Therapeutics, Inc. dated April 29, 2021

10.1*#	License and Collaboration Agreement, by and between the Registrant and Daiichi Sankyo Company, Limited dated April 26, 2021

10.2*	Amended and Restated Employment Agreement by and between the Registrant and Sheldon Koenig dated May 14, 2021

10.3	Amendment No. 2 to the Revenue Interest Purchase Agreement, by and among the Registrant and the parties thereto dated April 26, 2021	8-K	10.1	April 26, 2021	001-35986

10.4	CEO Departure Agreement by and between the Registrant and Tim M. Mayleben dated May 15, 2021	8-K	10.1	May 17, 2021	001-35986

10.5	Employment Agreement by and between the Registrant and JoAnne Foody dated June 28, 2021	8-K	10.1	June 28, 2021	001-35986

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

ESPERION THERAPEUTICS, INC.

August 3, 2021	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2021	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)