Form 10-Q
period 2021-09-30
Esperion Therapeutics, Inc.
filed 2021-11-02
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 1, 2021, there were 29,077,357 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,672	$304,962
Accounts receivable	21,710	12,388
Prepaid clinical development costs	986	844
Inventories, net	33,972	16,136
Other prepaid and current assets	10,328	11,566
Total current assets	170,668	345,896

Restricted cash	50,000	—
Property and equipment, net	817	1,276
Right of use operating lease assets	3,715	6,030
Intangible assets	56	56
Total assets	$225,256	$353,258

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,745	$51,975
Accrued clinical development costs	3,746	7,663
Other accrued liabilities	34,476	24,790
Revenue interest liability	14,048	5,392
Deferred revenue from collaborations	3,068	1,662
Operating lease liabilities	2,402	2,587
Total current liabilities	78,485	94,069

Convertible notes, net of issuance costs	272,508	179,367
Revenue interest liability	233,520	171,212
Operating lease liabilities	1,313	3,454
Deferred revenue from collaborations	845	—
Other long-term liabilities	1,290	1,290
Total liabilities	587,961	449,392
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 28,794,567 shares issued at September 30, 2021 and 27,910,366 shares issued at December 31, 2020	27	26
Additional paid-in capital	733,524	797,655
Treasury stock, at cost; 1,994,198 shares at September 30, 2021 and December 31, 2020	(54,998)	(54,998)
Accumulated deficit	(1,041,258)	(838,817)
Total stockholders’ deficit	(362,705)	(96,134)
Total liabilities and stockholders’ deficit	$225,256	$353,258
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$10,895	$3,331	$27,855	$4,798
Collaboration revenue	3,514	502	35,191	213,111
Total Revenues	14,409	3,833	63,046	217,909

Operating expenses:
Cost of goods sold	5,558	275	9,142	704
Research and development	25,331	35,283	78,359	104,972
Selling, general and administrative	39,265	48,826	146,647	138,060
Total operating expenses	70,154	84,384	234,148	243,736

Loss from operations	(55,745)	(80,551)	(171,102)	(25,827)

Interest expense	(13,654)	(4,928)	(32,923)	(13,739)
Other income, net	13	42	36	491
Net loss	$(69,386)	$(85,437)	$(203,989)	$(39,075)

Net loss per common share - basic and diluted	$(2.62)	$(3.07)	$(7.78)	$(1.41)

Weighted-average shares outstanding - basic and diluted	26,455,209	27,830,281	26,225,730	27,672,325

Other comprehensive loss:
Unrealized loss on investments	$—	$—	$—	$(23)
Comprehensive loss	$(69,386)	$(85,437)	$(203,989)	$(39,098)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	27,497,911	$27	$715,166	$(695,266)	$23	$—	$19,950
Exercise of stock options	40,133	1	1,013	—	—	—	1,014
Vesting of restricted stock units	10,089	—	—	—	—	—	—
Stock-based compensation	—	—	7,053	—	—	—	7,053
Other comprehensive loss	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	(78,249)	—	—	(78,249)
Balance at March 31, 2020	27,548,133	$28	$723,232	$(773,515)	$9	$—	$(50,246)
Exercise of stock options	160,024	—	3,738	—	—	—	3,738
Vesting of restricted stock units	43,498	—	—	—	—	—	—
Stock-based compensation	—	—	7,395	—	—	—	7,395
Other comprehensive loss	—	—	—	—	(9)	—	(9)
Net income	—	—	—	124,611	—	—	124,611
Balance at June 30, 2020	27,751,655	$28	$734,365	$(648,904)	$—	$—	$85,489
Exercise of stock options	70,578	—	1,644	—	—	—	1,644
Vesting of restricted stock units	34,065	—	—	—	—	—	—
Stock-based compensation	—	—	7,264	—	—	—	7,264
Net loss	—	—	—	(85,437)	—	—	(85,437)
Balance at September 30, 2020	27,856,298	$28	$743,273	$(734,341)	$—	$—	$8,960

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2020	25,916,168	$26	$797,655	$(838,817)	$—	$(54,998)	$(96,134)
Adoption of new accounting pronouncement	—	—	(93,475)	1,548	—	—	(91,927)
Balance at January 1, 2021	25,916,168	$26	$704,180	$(837,269)	$—	$(54,998)	$(188,061)
Exercise of stock options	172,268	—	2,668	—	—	—	2,668
Vesting of restricted stock units	43,465	—	—	—	—	—	—
Vesting of ESPP Shares	50,818	—	1,183	—	—	—	1,183
Stock-based compensation	—	—	5,751	—	—	—	5,751
Net loss	—	—	—	(90,935)	—	—	(90,935)
Balance at March 31, 2021	26,182,719	$26	$713,782	$(928,204)	$—	$(54,998)	$(269,394)
Exercise of stock options	10,477	—	168	—	—	—	168
Vesting of restricted stock units	81,139	—	—	—	—	—	—
Stock-based compensation	—	—	8,584	—	—	—	8,584
Net loss	—	—	—	(43,668)	—	—	(43,668)
Balance at June 30, 2021	26,274,335	$26	$722,534	$(971,872)	$—	$(54,998)	$(304,310)
Issuance of common stock, net of issuance costs	363,061	1	4,206	—	—	—	4,207
Exercise of stock options	45,996	—	375	—	—	—	375
Vesting of restricted stock units	34,581	—	—	—	—	—	—
Vesting of ESPP Shares	82,396	—	912	—	—	—	912
Stock-based compensation	—	—	5,497	—	—	—	5,497
Net loss	—	—	—	(69,386)	—	—	(69,386)
Balance at September 30, 2021	26,800,369	$27	$733,524	$(1,041,258)	$—	$(54,998)	$(362,705)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(203,989)	$(39,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	459	387
Accretion of premiums and discounts on investments	—	(97)
Amortization of debt issuance costs	1,214	—
Non-cash interest expense related to the revenue interest liability	23,310	13,739
Stock-based compensation expense	19,832	21,712
Changes in assets and liabilities:
Accounts receivable	(9,322)	(5,787)
Prepaids and other assets	1,096	(2,202)
Deferred revenue	2,251	(490)
Inventories	(17,836)	(9,061)
Other long-term liabilities	—	1,710
Accounts payable	(30,833)	(11,326)
Other accrued liabilities	7,715	13,863
Net cash used in operating activities	(206,103)	(16,627)

Investing activities
Purchases of investments	—	(4,420)
Proceeds from sales/maturities of investments	—	39,145
Purchase of property and equipment	—	(693)
Net cash provided by investing activities	—	34,032

Financing activities
Proceeds from revenue interest liability, net of issuance costs	49,917	25,000
Proceeds from issuance of common stock, net of issuance costs	4,388	—
Proceeds from exercise of common stock options	3,211	6,395
Payments on revenue interest liability	(2,263)	(110)
Payment of debt issuance costs	(440)	—
Net cash provided by financing activities	54,813	31,285

Net (decrease) increase in cash and cash equivalents	(151,290)	48,690
Cash, cash equivalents and restricted cash at beginning of period	304,962	167,058
Cash, cash equivalents and restricted cash at end of period	$153,672	$215,748
Supplemental disclosure of cash flow information:
Common stock issuance costs not yet paid	$181	$—
Purchase of property and equipment not yet paid	—	148
Non cash right of use asset	10	3
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
On October 18, 2021, the Company announced its plan to align operational and expense structure to better enable future growth for its two first-in-class oral medicines, NEXLETOL® and NEXLIZET®, and prioritize its investment in the CLEAR Outcomes trial. The Company reduced operational expense across its organization through a corporate workforce reduction of approximately 40% and through targeted program savings. The Company focused its commercialization efforts on an optimized blend of focused outreach including a streamlined sales force, directed to targeted cardiologists and primary care physicians, and a suite of digital initiatives designed to increase awareness and utilization of its medicines in appropriate patients. Refer to Note 16 "Subsequent Events" for further information.

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
The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. The Company's ability to successfully launch, commercialize and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the ongoing COVID-19 pandemic. In response to the Company’s history of operating losses and the uncertainty around the ongoing impact of COVID-19 management has initiated certain cost optimization measures, including a reduction in force of approximately 40% of its workforce across the United States, or approximately 170 employees, to align operational and expense structure to better enable future growth for its approved products and to prioritize its investment in the CLEAR Outcomes trial. After taking into account the corporate workforce reduction and other targeted program savings, and excluding the $50.0 million of restricted cash (which could remain restricted until the Company's secured obligations under the RIPA are satisfied), the Company expects that its current cash runway allows it to operate into the second quarter of 2022. The Company will implement additional cost reduction measures as needed if additional collaboration or capital funding is not available. Additionally, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.
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
Restricted Cash
Restricted cash consists of legally restricted amounts held by financial institutions pursuant to contractual arrangements. Pursuant to the Amendment and Waiver (as defined below), the Company deposited $50.0 million in a deposit account that is subject to a block account control agreement. Oberland will have sole control over the funds deposited in the account and such funds may be withdrawn only with the consent of Oberland. Refer to Note 8 "Liability Related to the Revenue Interest Purchase Agreement" for further information on the Amendment and Waiver.
Concentration of Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of September 30, 2021, ten customers accounted for all of the Company's net trade receivables and as of December 31, 2020 eight customers accounted for all the Company's net trade receivables.
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
b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $10.9 million and $27.9 million for the three and nine months ended September 30, 2021 and $3.3 million and $4.8 million for the three and nine months ended September 30, 2020, respectively.
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
Product sales are recorded at the net selling price, which includes estimates of variable consideration for which reserves are established for (a) rebates and chargebacks, (b) co-pay assistance programs, (c) distribution fees, (d) product returns, and (e) other discounts. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-

weighted for relevant factors such as current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Given the early stage of the Company’s commercial operations it has provided constraint of its variable consideration due to its potential consumption trends. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $150.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing regulatory and development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing regulatory and development activities. In the nine months ended September 30, 2020, the Company recognized approximately $1.6 million, related to the on-going performance obligation for the ongoing regulatory efforts related to the MAA in the DSE Territory, which was transferred to DSE in June 2020.
In the nine months ended September 30, 2020, the Company recognized the $150.0 million milestone as collaboration revenue based on the successful transfer of the NUSTENDI MAA.
In addition, in the three and nine months ended September 30, 2021, the Company recognized collaboration revenue of approximately $3.3 million and $6.9 million related to royalty revenue from DSE following their European launch of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE. In the three and nine months ended September 30, 2020, the Company recognized collaboration revenue of $0.5 million and $1.5 million related to the sales of bulk tablets of NILEMDO and NUSTENDI to DSE.
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
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company did not have any collaboration revenue from the Otsuka Agreement during the three and nine months ended September 30, 2021. In the nine months ended September 30, 2020, the Company recognized $60.0 million of collaboration revenue related to the $60.0 million upfront payment.
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
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. Accordingly, for the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $28.3 million of collaboration revenue, respectively, related to the $30.0 million upfront payment. The $28.3 million relates to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the period ended September 30, 2021, in the amounts of $28.0 million and $0.3 million, respectively. The remaining $1.7 million of the upfront payment was deferred as of September 30, 2021 due to an on-going performance obligation related to the developmental activities in South Korea and Taiwan. This deferred revenue will be recognized ratably over the period leading up to the completion of these developmental activities.
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

4. Inventories, net
Inventories, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$30,282	$13,788
Work in process	1,302	2,028
Finished goods	2,388	320
	$33,972	$16,136
5. Commitments and Contingencies
On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company’s lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On May 20, 2016, an amended complaint was filed in the lawsuit and on July 5, 2016, the Company filed a motion to dismiss the amended complaint. On December 27, 2016, the court granted the Company’s motion to dismiss with prejudice and entered judgment in the Company’s favor. On January 24, 2017, the plaintiffs in this lawsuit filed a motion to alter or amend the judgment. In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment.  In May 2017, the court denied the plaintiff’s motion to alter or amend the judgment. On June 19, 2017, the plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals and on September 14, 2017, they filed their opening brief in support of the appeal. The appeal was fully briefed on December 7, 2017, and it was argued before the Sixth Circuit on March 15, 2018. On September 27, 2018, the Sixth Circuit issued an opinion in which it reversed the district court’s dismissal and remanded for further proceedings. On October 11, 2018, the Company filed a petition for rehearing en banc and, on October 23, 2018, the Sixth Circuit Court of Appeals directed plaintiffs to respond to that petition. On December 3, 2018, the Sixth Circuit denied the Company’s petition for en banc rehearing, and on December 11, 2018, the case was returned to the federal district court by mandate from the Sixth Circuit. On December 26, 2018, the Company filed an answer to the amended complaint, and on March 28, 2019, the Company filed its amended answer to the amended complaint. On September 15, 2020, the Company filed a motion for summary judgment, and the plaintiffs filed a motion for partial summary judgment, and on October 23, 2020, the parties filed oppositions to both motions for summary judgment. On November 20, 2020, the Company and plaintiffs filed replies in support of their respective motions. On March 12, 2021, the parties agreed to a settlement in principle of the securities class action, and on April 26, 2021, the parties entered into a stipulation of settlement to resolve all legal claims, in which defendants expressly deny that they have committed any act or omission giving rise to any liability under Section 10(b) of the Securities Exchange Act of 1934. Under the terms of the stipulation of settlement, which the court approved on August 24, 2021, the Company and certain of the Company's insurance carriers caused a payment of $18.25 million to be made to the plaintiff class. As a result of this settlement agreement, during the three months ended March 31, 2021, the Company recorded a loss on settlement of $13.25 million in selling, general, and administrative expenses on the condensed statement of operations, which represents the litigation settlement of $18.25 million offset by $5.0 million in insurance claim proceeds from our insurance carriers.

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
6. Investments
The following table summarizes the Company’s cash equivalents, restricted cash, and short-term investments (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents and restricted cash:
Money market funds	$130,766	$—	$—	$130,766
Total	$130,766	$—	$—	$130,766

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$281,783	$—	$—	$281,783
Total	$281,783	$—	$—	$281,783
During the three and nine months ended September 30, 2021, other income, net in the statements of operations includes interest income on investments of less than $0.1 million and less than $0.1 million, respectively.
During the three and nine months ended September 30, 2020, other income, net in the statements of operations includes interest income on investments of less than $0.1 million and $0.5 million, respectively.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three and nine months ended September 30, 2021 and 2020.
In the three and nine months ended September 30, 2021, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of September 30, 2021, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

September 30, 2021
Assets:
Money market funds	$130,766	$130,766	$—	$—
Total assets at fair value	$130,766	$130,766	$—	$—
December 31, 2020
Assets:
Money market funds	$281,743	$281,743	$—	$—
Total assets at fair value	$281,743	$281,743	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2021 and 2020.
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

In accordance with the guidance in ASC 470‑50, “Debt—Modifications and Extinguishments,” the RIPA Amendment was accounted for as a debt modification. The amendment resulted in a $0.1 million loss on modification of debt, consisting of third-party fees associated with the transaction, which is included in selling, general, and administrative expenses in the statements of operations for the nine months ended September 30, 2021.

On May 16, 2021, the Company entered into an Amendment to the Security Agreement and Waiver ("Amendment and Waiver") with the same parties to the Security Agreement, by and among the Company, Eiger Partners II LP (the "Purchaser") and Eiger III SA LLC (the "Purchaser Agent"), dated as of June 26, 2019 (the "Security Agreement"). Pursuant to the Amendment and Waiver, if (i) the net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States (as reported in the Company’s financial statements as “product sales, net” in accordance with GAAP and excluding, for the avoidance of doubt, upfront or milestone payments and other collaboration revenue) (the “Specified Net Revenue”) for the calendar quarter ended September 30, 2021 does not exceed $15.0 million, or (ii) the Specified Net Revenue for any calendar quarter ending after September 30, 2021 does not exceed $15.0 million, then the Company shall deposit $50.0 million in a deposit account that is subject to a block account control agreement in favor of the Purchase Agent, no later than the earlier of (x) the date the Specified Net Revenue for such calendar quarter has been determined and (y) 45 days after the last day of such calendar quarter. Since the Specified Net Revenue for the calendar quarter ended September 30, 2021 did not exceed $15.0 million, the Company deposited $50.0 million in a deposit account that is subject to a block account control agreement, which is classified as restricted cash on the condensed balance sheets. The Purchaser Agent shall have sole dominion and control over all funds deposited in the deposited account and such funds may be withdrawn therefrom only with the consent of the Purchaser Agent. Upon the occurrence and during the continuance of a Put Option Event, the Purchaser Agent shall have the right to apply amounts held in the deposit account in payment of certain secured obligations in the manner provided for in the Security Agreement. The Amendment and Wavier does not substitute, replace or release the Pledgors from any other obligations under the RIPA or Security Agreement.
In connection with the arrangement, as of September 30, 2021, the Company has recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $247.6 million, net of $0.5 million of capitalized issuance costs in connection with the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.

A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $10.4 million and $23.3 million in interest expense related to this arrangement for the three and nine months ended September 30, 2021, and $4.9 million and $13.7 million for the three and nine months ended September 30, 2020, respectively.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 200% of the aggregate purchase price prior to the third anniversary of the closing date, and 225% of the Cumulative Purchaser Payments thereafter, unless the RIPA is terminated earlier. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual Net Sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. If the Company equals or exceeds $350 million of sales in the U.S. in 2021, then the repayment amount would drop to $3.3 million for every $100 million of net sales starting in 2022. If the US net sales are less than $350 million for the year ended December 31, 2021, then the Covered Territory is expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $14.0 million in the next twelve months.
The effective annual imputed interest rate is 17.2% as of September 30, 2021. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the nine months ended September 30, 2021:

(in thousands)
Total revenue interest liability at December 31, 2020	$176,604
Oberland funding upon execution of Amendment No. 2, net of issuance costs	49,917
Interest expense recognized	23,310
Revenue Interests payments	(2,263)
Total revenue interest liability at September 30, 2021	$247,568

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

The following tables summarizes the outstanding principal and debt issuance cost balances as follows (in thousands):

	Convertible note, debt balance	Debt issuance cost	Convertible notes, net
Balance at December 31, 2020	185,100	(5,733)	179,367
Adjustments to net principal due to adoption of ASU 2020-06	94,900	(2,973)	91,927
Balance at January 1, 2021	280,000	(8,706)	271,294
Balance at September 30, 2021	280,000	(7,492)	272,508
The Company recorded $3.2 million and $9.6 million of interest expense during the three and nine months ended September 30, 2021, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.
As of September 30, 2021, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $174.8 million and $283.4 million as of September 30, 2021 and December 31, 2020, respectively. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of September 30, 2021 and December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.
On October 22, 2021, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with two co-managed holders (the “Holders”) of its Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange (the “Exchange”) with the Company $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of the Company’s common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by the Company to the Holders upon consummation of the Exchange will be determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange is expected to close on November 3, 2021, subject to the satisfaction of customary closing conditions.
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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of September 30, 2021 and December 31, 2020, the Company had not purchased any shares under the convertible note capped call transactions.

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
10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$10,920	$15,161
Accrued variable consideration	14,239	5,025
Accrued professional fees	5,069	3,183
Accrued interest on convertible notes	4,200	1,369
Accrued other	48	52
Total other accrued liabilities	$34,476	$24,790
11. Stock Compensation
Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. In the three and nine months ended September 30, 2021, the Company recognized approximately $0.2 million and $0.6 million of stock compensation expense related to the ESPP, respectively. In the three and nine months ended September 30, 2020, the Company recognized $0.1 million of stock compensation expense related to the ESPP. As of September 30, 2021, there have been 133,214 shares issued and 691,786 shares reserved for future issuance under the ESPP.

Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine months ended September 30, 2021:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	4,176,518	$40.24	5.28	$18,415
Granted	757,992	$28.06
Forfeited or expired	(1,001,831)	$48.92
Exercised	(228,741)	$14.04
Outstanding at September 30, 2021	3,703,938	$37.02	4.22	$2,708
The following table summarizes information about the Company’s stock option plan as of September 30, 2021:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Vested and expected to vest at September 30, 2021	3,703,938	$37.02	4.22	$2,708
Exercisable at September 30, 2021	2,947,780	$37.21	3.11	$2,708
Stock-based compensation related to stock options was $2.8 million and $12.7 million for the three and nine months ended September 30, 2021, respectively, including $0.8 million and $1.3 million that were capitalized into inventory, and $5.1 million and $16.2 million for the three and nine months ended September 30, 2020, respectively, including less than $0.1 million and $0.5 million that were capitalized into inventory. As of September 30, 2021, there was $15.3 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.5 years. The increase in stock option expense for the three months ended June 30, 2021, was primarily due to an equity modification related to the CEO Departure Agreement entered into between the Company and the Company's former CEO on May 16, 2021.
Restricted Stock Units (or RSUs)
The following table summarizes the activity relating to the Company’s RSUs for the nine months ended September 30, 2021:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2020	401,234	$46.92
Granted	827,466	$26.47
Forfeited	(190,166)	$38.43
Vested	(159,185)	$44.14
Outstanding and unvested September 30, 2021	879,349	$30.02
Stock-based compensation related to RSUs was approximately $2.4 million and $6.4 million for the three and nine months ended September 30, 2021, respectively, including $0.4 million and $0.6 million that were capitalized into inventory, and approximately $2.1 million and $5.4 million for the three and nine months ended September 30, 2020, respectively, including less than $0.1 million and $0.1 million that were capitalized into inventory. As of September 30, 2021, there was $23.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.0 years.

Performance-based Restricted Stock Units ("PBRSUs")
The Company's PBRSUs vest after a two-year performance period contingent upon the achievement of predetermined performance-based milestones based on the Company's U.S. net product sales. The actual number of units (if any) received under this award will depend on continued employment and actual performance over the two-year performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBRSUs based on the expected performance period to achieve the performance milestone. The fair value of the PBRSUs is based on the quoted market price of our common stock on the date of grant. The Company expects the performance criteria to be met.
The following table summarizes the activity relating to the Company's PBRSUs for the nine months ended September 30, 2021:

	Number of PBRSUs	Weighted-average fair value per share
Outstanding December 31, 2020	—	$—
Granted	64,200	$22.52
Forfeited	(18,900)	$22.52
Outstanding and unvested September 30, 2021	45,300	$22.52
Stock-based compensation related to the PBRSUs was approximately $0.1 million for the three and nine months ended September 30, 2021.
12. Income Taxes
There was no provision for income taxes for the three and nine months ended September 30, 2021 and 2020, because the Company has incurred annual operating losses since inception. At September 30, 2021, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.
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
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2021	2020
Common shares under option	3,703,938	4,428,650
Unvested RSUs	879,349	457,610
Unvested PBRSUs	45,300	—
Shares issuable related to the ESPP	9,871	—
Shares issuable upon conversion of convertible notes	8,460,237	—
Total potential dilutive shares	13,098,695	4,886,260

14. Statements of Cash Flows and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the balance sheets to the same amounts presented on the statements of cash flows on September 30, 2021 and 2020 and December 31, 2020 and 2019 (in thousands):

	September 30, 2021	September 30, 2020	December 31, 2020	December 31, 2019
Cash and cash equivalents	$103,672	$215,748	$304,962	$166,130
Restricted cash	50,000	—	—	928
Total cash and cash equivalents and restricted cash shown on the condensed statements of cash flows	$153,672	$215,748	$304,962	$167,058

15. ATM Offering

On August 3, 2021, the Company filed an automatically effective registration statement on Form S-3ASR (the “Registration Statement”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an open market sale agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $250 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). During the three months ended September 30, 2021, the Company issued 363,061 shares of common stock resulting in net proceeds of approximately $4.2 million after deducting underwriting discounts and commissions and other expenses, pursuant to the ATM Program.

16. Subsequent Events

On October 18, 2021, the Company, upon the approval of the Board of Directors of the Company, announced a reduction in force (the “Reduction”) of approximately 40% of its workforce across the United States, or approximately 170 employees. The Reduction was approved after a systematic review of the organization and the challenges associated with launching NEXLETOL and NEXLIZET during the COVID pandemic and in connection with the Company’s plan to align operational and expense structure to better enable future growth for its approved products and to prioritize its investment in CLEAR Outcomes trial. The Reduction was substantially complete as of October 31, 2021. The total costs related to the Reduction are estimated to be approximately $6.2 million, of which approximately $6.2 million will result in future cash outlays primarily related to severance costs and related expenses.

On October 22, 2021, the Company entered into the Exchange Agreement with Holders of its Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with the Company $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of the Company’s common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by the Company to the Holders upon consummation of the Exchange will be determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange is expected to close on November 3, 2021, subject to the satisfaction of customary closing conditions.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our clinical development and commercialization plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development, commercialization plans, approval of expanded indications for bempedoic acid and the bempedoic acid / ezetimibe combination tablets or the expected closing of the exchange of the Notes pursuant to the Exchange Agreement and expectations regarding future transactions to further improve our balance sheet to be materially different from any future results, performance or achievements, including in relation to the clinical development, commercialization plans, or approval of expanded indications for bempedoic acid and the bempedoic acid / ezetimibe combination tablets, the impact of COVID-19, our corporate workforce reduction and targeted program savings on our business, clinical activities and commercial development plans, expressed or implied by these forward-looking statements.

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
On April 26, 2021, we entered into Amendment No. 2, or the RIPA Amendment, to the Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital LLC, as agent for the purchaser parties thereto dated as of June 26, 2019 (as amended by the Amendment No. 1 dated as of November 9, 2020). Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA and the related Security Agreement, which are discussed further in Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2021.
On October 18, 2021, we announced our plan to align operational and expense structure to better enable future growth for our two first-in-class oral medicines, NEXLETOL and NEXLIZET, and prioritize our investment in the CLEAR Outcomes trial. We reduced operational expense across our organization through a corporate workforce reduction of approximately 40%, or the Reduction, and through targeted program savings. We focused our commercialization efforts on an optimized blend of focused outreach including a streamlined sales force, directed to targeted cardiologists and primary care physicians, and a suite of digital initiatives designed to increase awareness and utilization of our medicines in appropriate patients. Refer to Note 16 "Subsequent Events" in our condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2021 for further information.
On October 22, 2021, we entered into a privately negotiated exchange agreement, or the Exchange Agreement, with two co-managed holders, or the Holders, of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by us to the Holders upon consummation of the Exchange will be determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange is expected to close on November 3, 2021, subject to the satisfaction of customary closing conditions. Refer to Note 16 "Subsequent Events" in our condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2021 for further information.

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
During the three and nine months ended September 30, 2021, our net losses were $69.4 million and $204.0 million, respectively. In the three and nine months ended September 30, 2020, we recorded net losses of $85.4 million and $39.1 million, respectively. Substantially all of our prior net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. While we reduced operational expense across our organization through the Reduction and through targeted program savings, we will have to secure additional cash resources or implement additional cost reduction initiatives as needed to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. After taking into account the Reduction and other targeted program savings, and excluding the $50.0 million of restricted cash, we expect that our current cash runway allows us to operate into the second quarter of 2022. We will implement additional cost reduction measures as needed if additional collaboration or capital funding is not available. Despite such cost savings initiatives we expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:

•advancing the commercialization of NEXLETOL and NEXLIZET tablets in the U.S.; and
•completing the clinical development activities for the CLEAR Outcomes trial.
Accordingly, we will need additional financing to support our continuing operations and to further the commercialization and development of our products. We may seek to fund our operations and further development activities through collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, permitted public or private equity offerings or through other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy or continue operations. We will need to generate significant revenues to achieve profitability, and we may never do so.
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
During the nine months ended September 30, 2021, we incurred $47.1 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
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
CLEAR Outcomes will conclude once the predetermined number of MACE endpoints occur. We initiated CLEAR Outcomes in December 2016 and completed enrollment in August 2019. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022 and report top-line results in the first quarter of 2023. The study is intended to support our submissions for a CV risk reduction indication in the U.S., Europe and other territories. During the third quarter of 2021, we accumulated 100% of the primary 3-component MACE endpoints. In October 2021 we accumulated 80% of the primary 4-component MACE endpoints.
The COVID-19 Pandemic
The full extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our CVOT and commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, the emergence and prevalence of more contagious variants, or the global availability and utilization of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it has had a material adverse effect on our business, financial condition, and results of operations. The ongoing COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including potential impacts on the progress and time to completion of our ongoing CVOT, the reliance on third parties in our supply chain for materials and manufacturing and delivery of our drugs and drug candidates, our ability to effectively promote and market our approved products, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully commercialize and generate revenue from our approved drugs.
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
We believe our ability to successfully launch, commercialize, and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the ongoing COVID-19 pandemic. Physicians’ offices and other medical institutions continue to have limited access for non-patients, which includes our sales personnel. In addition, social distancing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances have affected and may continue to adversely affect the ability of our sales professionals to effectively market our approved drugs to physicians and the rates of uptakes for our approved drugs, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which we believe has adversely affected and could continue to have a material adverse impact on new patient starts and overall patient treatment volume. Market disruption and unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products.
We have had to optimize our cost structure in response to the ongoing COVID-19 pandemic and its impact on the conventional healthcare model associated with normal health management practices, such as regular physician office visits, lab tests, and prescription fills. As a result of the impact COVID-19 has had on our business and demand, in October 2021, we announced our plan to align operational and expense structure to better enable future growth for NEXLETOL and NEXLIZET and prioritize our investment in the CLEAR Outcomes trial. This included reducing operational expense across the organization through a corporate workforce reduction of approximately 40% and through targeted program savings. We will focus our commercialization efforts on an optimized blend of focused outreach including a streamlined sales force, directed to targeted cardiologists and primary care physicians, and a suite of digital initiatives designed to increase awareness and utilization of our medicines in appropriate patients. We adjusted our 2021 operating expense guidance and planned 2022 operating expense budget accordingly, including our budgeted production plans. While it is not possible at this time to estimate the entirety of the impact that the ongoing COVID-19 pandemic will have on our business or operations, the continued spread or future waves of COVID-19, measures taken by governments, actions taken to protect employees, and the broad impact of the pandemic on all business activities may materially and adversely affect our preclinical activities, clinical development progress, data and timelines, commercialization efforts including any revenue from sales, supply chain continuity, and general business operations, and our business, prospects, financial condition, and results of operations could be materially harmed as a result.
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
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with DSE, Otsuka and DS. Collaboration revenue in the three and nine months ended September 30, 2021 was primarily related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, sales of bulk tablets under supply agreements, and royalty revenue received from collaboration partners. Collaboration revenue in the nine months ended September 30, 2020, was primarily related to the $150.0 million milestone from the MAA transfer to DSE and the $60.0 million from the upfront payment with Otsuka. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
We will continue to incur research and development expenses in the foreseeable future as they relate to our ongoing CLEAR Outcomes trial and any other development programs or additional indications we choose to pursue. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S. and Europe. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablets, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablets.
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
As a result of the Reduction and other targeted program savings, we anticipate that our selling, general and administrative expenses will decrease in 2022 compared to 2021. We expect our selling, general and administrative expenses will increase after we report top-line results from CLEAR Outcomes trial in the first quarter of 2023 in connection with an expanded commercialization of NEXLETOL and NEXLIZET and increases in our headcount.
Interest Expense
Interest expense is related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital and Convertible Notes for the three and nine months ended September 30, 2021. Interest expense during the three and nine months ended September 30, 2020 related solely to the RIPA.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$10,895	$3,331	$7,564
Collaboration revenue	3,514	502	3,012
Operating Expenses:
Cost of goods sold	5,558	275	5,283
Research and development	25,331	35,283	(9,952)
Selling, general and administrative	39,265	48,826	(9,561)
Loss income from operations	(55,745)	(80,551)	24,806
Interest expense	(13,654)	(4,928)	(8,726)
Other income, net	13	42	(29)
Net loss	$(69,386)	$(85,437)	$16,051
Product sales, net
Product sales, net for the three months ended September 30, 2021 was $10.9 million compared to $3.3 million for the three months ended September 30, 2020, an increase of $7.6 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET during the third quarter of 2021.
Collaboration revenue
Collaboration revenue recognized for the three months ended September 30, 2021 was $3.5 million compared to $0.5 million for the three months ended September 30, 2020, an increase of $3.0 million. Collaboration revenue for the three months ended September 30, 2021 was primarily related to product sales to collaboration partners under our supply agreements and royalty revenue from our collaboration agreement with DSE. Collaboration revenue for the three months ended September 30, 2020 was related to product sales to collaboration partners under our supply agreements.

Cost of goods sold
Cost of goods sold for the three months ended September 30, 2021 was $5.6 million compared to $0.3 million for the three months ended September 30, 2020, an increase of approximately $5.3 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET and the impact of pre-launch inventory on the three months ended September 30, 2020.
Research and development expenses
Research and development expenses for the three months ended September 30, 2021, were $25.3 million, compared to $35.3 million for the three months ended September 30, 2020, a decrease of $10.0 million. The decrease in research and development expenses was primarily attributable to an overall reduction in ongoing clinical research activities, including compensation costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2021, were $39.3 million, compared to $48.8 million for the three months ended September 30, 2020, a decrease of approximately $9.5 million. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in commercial compensation expense.
Interest expense
Interest expense for the three months ended September 30, 2021, was $13.7 million, compared to $4.9 million for the three months ended September 30, 2020, an increase of approximately $8.8 million. The increase in interest expense was primarily due to additional interest expense attributable to the second and third installment payments from our RIPA with Oberland and the Convertible Notes entered in November 2020.
Other income, net
Other income, net for the three months ended September 30, 2021, was less than $0.1 million, compared to less than $0.1 million for the three months ended September 30, 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$27,855	$4,798	$23,057
Collaboration revenue	35,191	213,111	(177,920)
Operating Expenses:
Cost of goods sold	9,142	704	8,438
Research and development	78,359	104,972	(26,613)
Selling, general and administrative	146,647	138,060	8,587
(Loss) income from operations	(171,102)	(25,827)	(145,275)
Interest expense	(32,923)	(13,739)	(19,184)
Other income, net	36	491	(455)
Net (loss) income	$(203,989)	$(39,075)	$(164,914)
Product sales, net
Product sales, net for the nine months ended September 30, 2021 was $27.9 million compared to $4.8 million for the nine months ended September 30, 2020, an increase of $23.1 million. The increase is primarily due to prescription growth of

NEXLETOL and NEXLIZET during the entire nine months ended September 30, 2021. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue recognized for the nine months ended September 30, 2021 was $35.2 million compared to $213.1 million for the nine months ended September 30, 2020, a decrease of $177.9 million. Collaboration revenue for the nine months ended September 30, 2021 was primarily related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, product sales to collaboration partners under our supply agreements and royalty revenue from our collaboration agreement with DSE. Collaboration revenue for the nine months ended September 30, 2020 was primarily related to the $60.0 million upfront payment from the collaboration with Otsuka and $150.0 million of collaboration revenue from DSE related to the MAA transfer milestone.
Cost of goods sold
Cost of goods sold for the nine months ended September 30, 2021 was $9.1 million compared to $0.7 million for the nine months ended September 30, 2020, an increase of $8.4 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET and the impact of pre-launch inventory on the nine months ended September 30, 2020. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Research and development expenses
Research and development expenses for the nine months ended September 30, 2021, were $78.4 million, compared to $105.0 million for the nine months ended September 30, 2020, a decrease of $26.6 million. The decrease in research and development expenses was primarily attributable to a decline in manufacturing costs which were classified as research and development expense prior to FDA approval of NEXLETOL and NEXLIZET on February 21, 2020 and February 26, 2020, respectively, as well as an overall reduction in ongoing clinical research activities, including compensation costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2021, were $146.6 million, compared to $138.1 million for the nine months ended September 30, 2020, an increase of approximately $8.5 million. The increase in selling, general and administrative expenses was primarily attributable to a $13.3 million one-time charge associated with a legal settlement offset partially by decreases in advertising, compensation costs, and costs incurred to support the initial launch of NEXLETOL and NEXLIZET in the U.S. in 2020.
Interest expense
Interest expense for the nine months ended September 30, 2021, was $32.9 million, compared to $13.7 million for the nine months ended September 30, 2020, an increase of $19.2 million. The increase in interest expense was primarily due to additional interest expense attributable to the second and third installment payments from our RIPA with Oberland and the Convertible Notes entered in November 2020.
Other income, net
Other income, net for the nine months ended September 30, 2021, was less than $0.1 million, compared to $0.5 million for the nine months ended September 30, 2020, a decrease of $0.5 million. The decrease is related to lower interest income on our investments due to lower interest rates.
Liquidity and Capital Resources
We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreement. Pursuant to the license and collaboration agreements with DSE and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements with DS, we received an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. Pursuant to the amended RIPA with Oberland, we received an additional $50.0 million in May 2021 following the completion of the DS Agreement. The amended RIPA increases the revenue interest we will pay Oberland based on the net sales of our products as outlined in Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2021. We anticipate that we will incur losses for the foreseeable future.
As of September 30, 2021, our primary sources of liquidity were our cash and cash equivalents and restricted cash which totaled $153.7 million, which includes $50 million that is restricted per the amendment and waiver with Oberland. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(206,103)	$(16,627)
Net cash provided by investing activities	—	34,032
Net cash provided by financing activities	54,813	31,285
Net (decrease) increase in cash and cash equivalents	$(151,290)	$48,690
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablets.
Net cash used in operating activities totaled $206.1 million for the nine months ended September 30, 2021, consisting of net product sales of NEXLETOL and NEXLIZET and $30.0 million in upfront fees from DS fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
Net cash used by operating activities totaled $16.6 million for the nine months ended September 30, 2020, consisting of the $150.0 million milestone for the MAA transfer from our collaboration agreement with DSE, $60.0 million from the Otsuka collaboration agreement and net product sales of NEXLETOL and NEXLIZET offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
Investing Activities
We did not have cash provided by or used in investing activities for the nine months ended September 30, 2021. Net cash provided by investing activities of $34.0 million for the nine months ended September 30, 2020, consisted primarily of proceeds from the sale and maturities of highly liquid, interest-bearing investment-grade and government securities.
Financing Activities
Net cash provided by financing activities of $54.8 million for the nine months ended September 30, 2021 related primarily to $50 million in cash from our RIPA with Oberland, proceeds from the issuance of common stock and proceeds from exercise of our common stock, offset by payments on our revenue interest liability. Net cash provided by financing activities of $31.3 million for the nine months ended September 30, 2020 related primarily to the $25.0 million in cash received from the RIPA with Oberland upon regulatory approval of NEXLETOL and $6.4 million in cash received from stock option exercises.
On August 3, 2021, we filed an automatically effective registration statement on Form S-3ASR, or Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an open market sale agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $250 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. During the three months ended September 30, 2021, we issued 363,061 shares of common stock resulting in net proceeds of approximately $4.2 million after deducting underwriting discounts and commissions and other expenses, pursuant to the ATM Program.

On October 22, 2021, we entered into the Exchange Agreement with Holders of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by us to the Holders upon consummation of the Exchange will be determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange is expected to close on November 3, 2021, subject to the satisfaction of customary closing conditions. However, the expected closing of the Exchange and expectations regarding future transactions to further improve our balance sheet are not guaranteed.

Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes trial and the continued advancement of commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreement with DSE and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements with DS, we received an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. Pursuant to the amended RIPA with Oberland, we received $50.0 million in May 2021. In return, Oberland will have a right to receive revenue interest payments from us based on net product sales of certain of our products. As the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States did not exceed $15.0 million for the quarter ended September 30, 2021, we deposited $50.0 million in a deposit account with Oberland, which reduced our unrestricted cash. Oberland shall have sole dominion and control over all funds deposited in the deposit account and such funds may be withdrawn only with the consent of Oberland. While we reduced operational expense across our organization through the 40% corporate workforce reduction and through targeted program savings, which we expect to be at least $20 million of savings from prior issued mid-point expense guidance in 2021, and estimated annualized cash savings of at least $80 million in 2022, we will have to attempt to secure additional cash resources or implement additional cost reduction initiatives as needed to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablets. Our future funding requirements will depend on many factors, including, but not limited to:

•our ability to successfully develop and commercialize NEXLETOL and NEXLIZET or other product candidates;
•the costs, timing and outcomes of our CLEAR Outcomes trial and other ongoing clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablets;
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

Until such time, if ever, as we can generate U.S. substantial product revenues, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available and permitted under the terms of our RIPA, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangements with DSE, Otsuka and DS and the RIPA with Oberland, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablets that we would otherwise prefer to develop and market ourselves. After taking into account the corporate workforce reduction of approximately 40% and other targeted program savings, and excluding the $50.0 million of restricted cash (which could remain restricted until our secured obligations under the RIPA are satisfied), we expect that our current cash runway allows us to operate into the second quarter of 2022.

Contractual Obligations and Commitments
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Note 5 “Commitments and Contingencies,” Note 8 "Liability Related to the Revenue Interest Purchase Agreement" and Note 9 "Convertible Notes" in our condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2021.
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
As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Our Capital Needs
Our payment obligations under the Revenue Interest Purchase Agreement with Oberland may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.

On June 26, 2019, we entered into the RIPA with Oberland and the Purchasers named therein. Pursuant to the RIPA, Oberland paid us $125.0 million on closing, less certain transaction expenses, and, Oberland paid us an additional $25.0 million in March 2020 upon receiving regulatory approval of NEXLETOL. Pursuant to the RIPA Amendment, we received the final $50.0 million. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 3.33% to 10% of our net sales in the covered territory. See in Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2021.

The RIPA and the revenue interest stream payable to Oberland could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to Oberland and will not be available to fund future operations. Further, as we failed to achieve the Specified Net Revenue thresholds for the quarter ended September 30, 2021, we deposited $50 million into the Blocked Account, which reduced our unrestricted cash and could have a material adverse effect.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as well as preparing for the commercial launch and the initial commercial launch of these products. Since the launch of our products, we have generated $40.8 million in revenue from product sales in the U.S. We have obtained regulatory approval for both products from the FDA in the U.S., the EC in Europe and Swissmedic in Switzerland, but have not received approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet from any other regulatory agency. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock, convertible promissory notes and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements, and we have incurred losses in each year since our inception. Our net losses were $143.6 million, $97.2 million and $201.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of September 30, 2021, we had an unaudited accumulated deficit of $1.0 billion. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from selling, general and administrative costs associated with our operations. While we will be reducing operational expense across our organization through the 40% corporate workforce reduction and through targeted program savings, we will have to attempt to secure additional cash resources or implement additional cost reduction initiatives as needed to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. After taking into account the 40% corporate workforce reduction and other targeted program savings, and excluding the $50.0 million of restricted cash (which could remain restricted until our secured obligations under the RIPA are satisfied), we expect that our current cash runway allows us to operate into the second quarter of 2022.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future related to the CLEAR Outcomes trial and to commercialization activities, as well as other related personnel and activities. Our research and development expenses are expected to continue in the foreseeable future as they relate to our ongoing CLEAR Outcomes trial and any other early-stage development programs or additional indications we choose to pursue. We also expect to incur significant sales, marketing and outsourced manufacturing expenses and expect further significant increases in our general and administration expenses in connection with the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, respectively. Even though bempedoic acid and the bempedoic acid / ezetimibe combination tablet are approved in the U.S. and Europe for commercial sale, and despite expending these costs, bempedoic acid or the bempedoic acid / ezetimibe combination tablet may not be commercially successful drugs. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

ESPERION THERAPEUTICS, INC.

November 2, 2021	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2021	By:	/s/ Richard B. Bartram
Richard B. Bartram
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)