Form 10-K
period 2021-12-31
Esperion Therapeutics, Inc.
filed 2022-02-22
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, based upon the closing price of $21.15 of the registrant’s common stock as reported on the NASDAQ Global Market, was $592.5 million. For purposes of foregoing calculation only, all directors and executive officers of the registrants are assumed to be affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of February 1, 2022, there were 62,821,603 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2021.

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
•We have limited operating history as a commercial company and limited experience in the marketing and sale of NEXLETOL® (bempedoic acid) tablet and NEXLIZET® (bempedoic acid and ezetimibe) tablet in the U.S.
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
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•our ability to successfully commercialize NEXLETOL® (bempedoic acid) tablet and NEXLIZET® (bempedoic acid and ezetimibe) tablet in the United States and any other jurisdictions where we may receive marketing approval in the future;
•our ability to obtain and maintain regulatory approval for our approved drugs or obtain and maintain regulatory approval for any of our current or future drug candidates, and any related restrictions, limitations, and/or warnings in the labels of NEXLETOL, NEXLIZET, NILEMDO® (bempedoic acid) tablet and NUSTENDI® (bempedoic acid and ezetimibe) tablet, or any of our current or future drug candidates that may receive marketing approval;
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
•our ability to realize the intended benefits of the commercial collaboration and license arrangement with Daiichi Sankyo Europe GmbH, or DSE, Otsuka Pharmaceutical Co., Ltd., or Otsuka, and Daiichi Sankyo Co. Ltd, or DS, and of our revenue interest purchase agreement with Eiger II SA LLC, or Oberland, an affiliate of Oberland Capital LLC;
•our ability to replicate positive results from a completed clinical study in a future clinical study;
•the potential benefits, effectiveness or safety of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as compared to statins and other low density lipoprotein cholesterol, or LDL-C, lowering therapies, either those currently available or those in development;
•our ability to respond and adhere to changes in regulatory requirements, including any requirement to conduct additional, unplanned clinical studies in connection with our pursuit of bempedoic acid and the bempedoic acid / ezetimibe combination tablet as LDL-C lowering therapies;
•guidelines relating to LDL-C levels and cardiovascular risk that are generally accepted within the medical community, including recent changes and any future changes to such guidelines;
•reimbursement policies, including any future changes to such policies or related legislative, executive, or administrative actions, and their impact on our ability to market, distribute and obtain payment for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States and in Europe, and, if approved, in other territories;
•the accuracy of our estimates of the size and growth potential of the LDL-C lowering market and the rate and degree of bempedoic acid and the bempedoic acid / ezetimibe combination tablet's market acceptance in the United States and in Europe, and, if approved, in other territories;

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
Item 1. Business
Overview
Esperion is a pharmaceutical company singularly focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution and advancement of our CLEAR Outcomes trial and pre-clinical pipeline, we continue to evolve into a differentiated, global cardiometabolic biotech. Our team of lipid experts are dedicated to lowering bad cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. Our first two products were approved by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and Swiss Agency for Therapeutic Products, or Swissmedic, in 2020. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are oral, once-daily, non-statin, LDL-C lowering medicines for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

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

On April 26, 2021, we entered into Amendment No. 2, or the RIPA Amendment, to the Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital LLC, as agent for the purchaser parties thereto dated as of June 26, 2019 (as amended by the Amendment No. 1 dated as of November 9, 2020). Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA and the related Security Agreement, which are discussed further in Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.
On October 18, 2021, we announced our plan to align operational and expense structure to better enable future growth for our two first-in-class oral medicines, NEXLETOL® and NEXLIZET®, and prioritize our investment in the CLEAR Outcomes trial. We reduced operational expense across our organization through a corporate workforce reduction of approximately 40%, and through targeted program savings. We focused our commercialization efforts on an optimized blend of focused outreach including a streamlined sales force, directed to targeted cardiologists and primary care physicians, and a suite of digital initiatives designed to increase awareness and utilization of our medicines in appropriate patients. Refer to Note 1 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
On October 22, 2021, we entered into a privately negotiated exchange agreement, or the Exchange Agreement, with two co-managed holders, or the Holders, of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by us to the Holders upon consummation of the Exchange was determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange closed on November 3, 2021, resulting in an issuance of 1,094,848 shares of our common stock. Refer to Note 11 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
On December 2, 2021, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC, or Wainwright. Pursuant to the Underwriting Agreement, we agreed to sell, in a firm commitment offering, 32,142,858 shares of common stock, $0.001 par value per share, and accompanying warrants to purchase up to an aggregate of 32,142,858 shares of common stock, as well as up to 4,821,428 additional shares of common stock and/or accompanying warrants to purchase an aggregate of up to 4,821,428 shares of our common stock that may be purchased by Wainwright pursuant to a 30-day option granted to

Wainwright by us, or the Offering. Each share of common stock was sold together with a common warrant to purchase one share of common stock, at an exercise price of $9.00 per share. Such common warrants are immediately exercisable and will expire two years from the date of issuance. On December 3, 2021, Wainwright exercised its option to purchase additional warrants to purchase 4,821,428 shares of Common Stock, which closed on December 7, 2021. The aggregate net proceeds received by us from the offering was $208.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us and excluding the net proceeds, if any, from the exercise of the common warrants. Refer to Note 1 and Note 12 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
We are conducting a global cardiovascular outcomes trial, or CVOT, —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial is designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with over 14,000 patients in August 2019. The primary endpoint of the study is the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is an event-driven trial and will conclude once the predetermined number of MACE endpoints occur. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022 and report top-line results in the first quarter of 2023. In February 2022, we accumulated 90% of the primary 4-component MACE endpoints. We intend to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe and other territories.
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
NILEMDO® is a first-in-class ACL inhibitor that lowers LDL-C by reducing cholesterol biosynthesis and up-regulating the LDL receptors. NILEMDO was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated.
NUSTENDI® contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. NUSTENDI was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin in addition to ezetimibe, alone in patients who are either statin-intolerant or for whom a statin is contraindicated, and are unable to reach LDL-C goals with ezetimibe alone, or as an adjunct to diet in adult patients already being treated with the combination of bempedoic acid and ezetimibe as separate tablets with or without statin.
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
Additional Injectable PCSK9 Inhibitors
Novartis AG is developing inclisiran and the new drug application, or NDA, for inclisiran was submitted to the FDA in December 2019. Inclisiran (which will be marketed in the U.S. as Leqvio®) received FDA approval on December 22, 2021. Unlike the PCSK9 antibodies from Regeneron Pharmaceuticals and Sanofi and Amgen, inclisiran is a long-acting RNA interference therapeutic agent that inhibits the synthesis of PCSK9. Findings from clinical studies suggest that inclisiran may be dosed every 6 months, with a 3 month timeframe only between first and second dose. Like the PCSK9 antibodies, inclisiran is an injectable therapy that lowers LDL-C between 45% to 58% in Phase 3 clinical testing. In November 2019, Novartis AG acquired The Medicines Company. The Medicines Company initiated the ORION-4 trial in October 2018 which is designed to evaluate cardiovascular outcomes in 15,000 people being treated with inclisiran or placebo.

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
In September 2018, Amarin announced top-line results for the REDUCE-IT (Reduction of Cardiovascular Events Outcomes) CVOT where icosapent ethyl was added to patients on stable statin therapy who had their LDL-C under control (median LDL-C levels of 75 mg/dL). Icosapent ethyl demonstrated a statistically significant 25 percent reduction in risk of cardiovascular events. Full results of REDUCE-IT were presented at the AHA in November 2018, and were published in The New England Journal of Medicine in January 2019. In December 2019, Amarin received FDA approval for icosapent ethyl (which is marketed in the U.S. as Vascepa®) as an adjunct to maximally tolerated statin therapy to reduce the risk of myocardial infarction, stroke, coronary revascularization, and unstable angina requiring hospitalization in adult patients with TG levels (≥150 mg/dL) and established cardiovascular disease or diabetes mellitus and two or more additional risk factors for cardiovascular disease.

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
CLEAR Outcomes will conclude once the predetermined number of MACE endpoints occur. We initiated CLEAR Outcomes in December 2016 and completed enrollment in August 2019. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022 and report top-line results in the first quarter of 2023. The study is intended to support our submissions for a CV risk reduction indication in the U.S., Europe and other territories. In February 2022, we accumulated 90% of the primary 4-component MACE endpoints.
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
During the year ended December 31, 2021, we recognized $40.0 million in net product sales of NEXLETOL and NEXLIZET and $38.4 million in collaboration revenue, related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, sales of bulk tablets under supply agreements, and royalty revenue received from collaboration partners. During the year ended December 31, 2020, we recognized $13.0 million in net product sales of NEXLETOL and NEXLIZET and $214.6 million in collaboration revenue, primarily due to a $150.0 million milestone payment from DSE and a $60.0 million upfront payment from Otsuka.
If we fail to complete the development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet (including obtaining additional potential indications), or any other product candidates we may develop, and secure additional approvals from regulatory authorities outside the U.S. and Europe, our ability to generate future revenue and our results of operations and financial position may be adversely affected.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2021, were $106.0 million, which was primarily related to clinical development costs relating to the ongoing CLEAR Outcomes CVOT and compensation related costs, including stock-based compensation.
Selling, General and Administrative
We established our commercialization and distribution capabilities with the commercial launch of NEXLETOL and NEXLIZET in the U.S. We announced collaboration agreements for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet with DSE in 2019, with Otsuka in 2020 and with DS in 2021. We plan to continue to work with payors related to market access to expand the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C.
We continue to engage in partnering discussions with potential third-party collaborators. We intend to seek approval and launch commercial sales of the bempedoic acid and the bempedoic acid / ezetimibe combination tablet in unpartnered territories outside of the United States by establishing additional collaborations with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.
As a result of the Reduction and other targeted program savings, we anticipate that our selling, general and administrative expenses will decrease in 2022 compared to 2021. We expect our selling, general and administrative expenses will increase after we report top-line results from the CLEAR Outcomes trial in the first quarter of 2023 in connection with the potential expanded commercialization of NEXLETOL and NEXLIZET and increases in our headcount.

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
On April 26, 2021, we entered into a license and collaboration agreement with DS. Pursuant to the agreement, we granted DS exclusive development and commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories.
For additional details on the DSE, Otsuka, Serometrix and DS agreements, see Note 3 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
As of December 31, 2021, our patent estate, including patents we own, on a worldwide basis, included approximately 26 issued United States patents and 18 pending United States patent applications and over 25 issued patents and over 130 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. We have requested a five year patent term extension of U.S. Patent No. 7,335,799, and we believe that this patent could be the subject of an additional six month pediatric exclusivity period. In addition, U.S. Patent Nos. 9,000,041, 8,497,301, 9,624,152, 10,118,881 and 10,941,095, which are scheduled to expire in December 2023, claim methods of using bempedoic acid. There are currently seven issued patents in countries outside the United States, including, Brazil, Canada, Europe, Japan and Mexico, that relate to bempedoic acid and its use. Furthermore, of the seven granted patents, we have two granted European patents that have been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We are seeking five year patent term extensions via supplementary protection certificates for 23 national patents validated from one of the granted European patents, which, if approved, could extend our patent protection in those countries until 2028.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating familial hypercholesterolemia with the bempedoic acid / ezetimibe combination tablet are claimed in U.S. Patent No. 10,912,751 that is scheduled to expire in March 2036. We also have two pending U.S. patent applications and 3 issued patents and 20 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. Additionally, we have one pending U.S. patent application and 23 pending applications outside of the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, one pending U.S. patent application, and one issued patent and 23 pending applications outside the U.S., with claims directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using said fixed dose combinations.

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
Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. See “Risk Factors—Risks Related to Sales, Marketing, and Competition—Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S., in Europe and, if approved, in other territories will be materially adversely affected.”
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
•submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually;
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
•review and input from an advisory committee, if requested by FDA; and
•FDA review and approval of the NDA.

Once a pharmaceutical product candidate is identified for development, it enters the nonclinical, also referred to as preclinical, testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. A sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical study, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical study lends itself to an efficacy evaluation. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical studies due to safety concerns or non-compliance, and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example prohibiting the initiation of clinical studies of a certain duration or for a certain dose.
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
Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both the NIH and FDA recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

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
Post-Marketing Requirements
Following approval of a new drug, a pharmaceutical company and the approved drug are subject to continuing regulation by the FDA, including, among other things, establishment registration and drug listing, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug's approved labeling (known as off-label promotion), and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, the FDA takes the position that manufacturers may not market or promote such off-label uses. Modifications or enhancements to the drug or its labeling or changes of the site or process of manufacturing are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.
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

Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time, diligently spent, between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We applied for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration dates, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA, however there can be no assurance that any such extension will be granted to us.
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
Coverage, Reimbursement and Healthcare Reform
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
In the U.S., no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor's determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS, as the CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for NEXLETOL and NEXLIZET or any of our future drug candidates, if approved, are made on a payor-by-payor basis. Factors payors consider in determining reimbursement are based on whether the product is:

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

•On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

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
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children's hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Since its inception, there have been multiple changes to the 340B drug pricing program. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the fiscal years 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments may impact the sale of our current and future products and the rates that we may charge in the future. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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
In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:
•The Budget Control Act of 2011, or BCA, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development

countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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
Other Healthcare Laws
For our drugs and any future drug candidates that obtain regulatory approval and are marketed in the U.S., our arrangements with third-party payors, customers, and other third parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute NEXLETOL and NEXLIZET or any future products candidates for which we obtain marketing approval. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

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
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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
In California, the California Consumer Privacy Act, or CCPA, was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. Among other provisions, the CCPA requires covered "business" to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "business" regulated by the scope of the CCPA or a service provider to a regulated business.
In addition to the CCPA, new privacy and data security laws have been enacted in a number of states and proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate depending on the new U.S. presidential administration. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS OIG. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule.

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

European Union Drug Development
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
In April 2014, the EU adopted a new Clinical Trials Regulation 536/2014, or the Regulation, which replaced the current Clinical Trials Directive. The new Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EM Member State is required. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor shall submit a single application for approval of a clinical trial via an EU portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other Member States in which the clinical trial is to take place (such Member States being referred to as the Member States Concerned). If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all Member States Concerned. However, a Member State Concerned can, in limited circumstances, declare an "opt-out" from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU portal.
Marketing Authorization
In the EU, medicinal products can only be commercialized after obtaining an EU marketing authorization. There are two types of marketing authorizations.
The first is the centralized marketing authorization, which is issued by the European Commission through the Centralized Procedure, or CP, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP of the EMA. A centralized marketing authorization is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The CP is mandatory for specific drugs, including for drugs produced by certain biotechnological processes, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), products designated as orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of HIV or AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The CP is optional for drugs containing a new active substance not yet authorized in the EU, or for drugs that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.

National marketing authorizations, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for drugs not falling within the mandatory scope of the CP. Where a drug has already been authorized for marketing in a Member State of the EU, this national authorization can be recognized in other Member States through the Mutual Recognition Procedure. If the drug has not received a national authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which authorization is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national marketing authorization in all the Member States (i.e., in the RMS and the Concerned Member States).
Under the above described procedures, before granting the marketing authorization, the EMA or the Competent Authorities of the Member States of the EU make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.
Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State for a nationally authorized product. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the authorizing EU Member State for a nationally authorized product within three years after authorization, ceases to be valid (the so-called sunset clause).

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The UK formally left the EU on January 31, 2020, however there was an initial transition period until December 31, 2020 during which EU rules and legislation continued to apply. The UK and EU have signed an EU-UK Trade and Cooperation Agreement, or the TCA, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines

Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the UK in the long-term.

Now that the UK has left the EU, Great Britain, will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized EU authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized authorization, including NILEMDO and NUSTENDI, were automatically converted to GB marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through Decentralized or Mutual Recognition Procedures with a view to more quickly granting a marketing authorization in the UK or GB.
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
The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

Rest of the World Regulation
In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical studies and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. While we have obtained FDA approval for NEXLETOL and NEXLIZET, and approval from the EC and Swissmedic for NILEMDO and NUSTENDI, and whether or not we obtain FDA, EC, or Swissmedic approval for any future product candidate, we must obtain approval of a product or clinical trial application by the comparable regulatory authorities of foreign countries before we can commence clinical studies or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
Human Capital Resources
In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Esperion a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees. As of December 31, 2021, we had 218 full-time employees. Fifteen of our employees have Ph.D. degrees, six have M.D. degrees and six have PharmD degrees. 42 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Legal Proceedings
On January 12, 2016, a purported stockholder of our company filed a class action lawsuit in the United States District Court for the Eastern District of Michigan, against us and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that we and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving our lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On March 12, 2021, the parties agreed to a settlement in principle of the securities class action, and on April 26, 2021, the parties entered into a stipulation of settlement to resolve all legal claims, in which defendants expressly deny that they have committed any act or omission giving rise to any liability under Section 10(b) of the Securities Exchange Act of 1934. Under the terms of the stipulation of settlement, which the court approved on August 24, 2021, the Company and certain of the Company's insurance carriers caused a payment of $18.25 million to be made to the plaintiff class. As a result of this settlement agreement, during the three months ended March 31, 2021, we recorded a loss on settlement of $13.25 million in selling, general, and administrative expenses on the statements of operations and comprehensive loss, which represents the litigation settlement of $18.25 million offset by $5.0 million in insurance claim proceeds from our insurance carriers.

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
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic, including recurring surges, new variants and waves of infection, and the future outbreak of other highly infectious or contagious diseases, could have a material adverse impact on our business, financial condition and results of operations, including the commercial performance of NEXLETOL and NEXLIZET, our commercial launch of NILEMDO and NUSTENDI led by DSE in the EU, our ongoing CLEAR Outcomes trial, and operations and sales in general.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. New variants of coronavirus continue to emerge, including, for example, the Omicron strain at the end of 2021. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve as additional cases of the virus are identified, public health officials learn more about the spread of the virus and the efficacy of containment measures, and vaccines and treatments against the virus are developed, approved and distributed. Many countries, as well as certain states and cities in the U.S., have reacted by instituting varying levels of quarantine and social distancing requirements, restrictions on travel, and mandatory closures of and/or occupancy limits for businesses. Although some of these restrictions have been and may from time to time be eased or lifted, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted, or may reinstitute, these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued in the future. In response to the spread of SARS-CoV-2 and COVID-19, our commercial and medical organizations as well as our home office personnel are following internal guidelines and respective state and local guidelines when interacting with physicians and customers.

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
The extent to which the ongoing COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our business, including our commercialization efforts, preclinical studies, and clinical trial operations, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of such pandemic including future waves of infection, new variants of the disease, or the broad availability and utilization of an effective vaccine, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic may also have the effect of heightening many of the risks described herein, including the below:
•Our ability to successfully commercialize, and generate net product sales from NEXLETOL and NEXLIZET may be adversely affected by the economic impact of the COVID-19 pandemic. Physicians’ offices and other medical institutions continue to have limited access for non-patients, which includes our sales personnel. In addition, social distancing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with physicians and customers. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our commercial strategies and tactics to include a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances may adversely affect the ability of our sales professionals and our partner's sales professionals to effectively market NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI to physicians and the rates of uptakes for NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which could have a material adverse impact on new patient starts and overall patient treatment volume.
•Business interruptions from the current or future pandemics may adversely impact the third parties we solely rely on to sufficiently manufacture bempedoic acid tablets and the bempedoic acid / ezetimibe combination tablets and to produce our products in quantities we require, which may impair the commercialization of NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI and our CLEAR Outcomes CVOT. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials and commercial product, which could lead to delays in these trials and/or issues with our commercial supply.

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
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

•Health regulatory agencies may refuse to accept data from our clinical trials due to mitigation strategies we utilize in response to the COVID-19 pandemic and current regulatory guidance, which could delay, limit, or prevent marketing approval or label expansion of our drugs or drug candidates.
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
In 2021, we have generated $40.0 million in revenues from the sale of products in the U.S. Our lead products, NEXLETOL (bempedoic acid) tablet and NEXLIZET (bempedoic acid and ezetimibe) tablet, were approved by the FDA in February 2020. NEXLETOL became commercially available in the U.S. in March 2020 and NEXLIZET became commercially available in the U.S. in June 2020. On April 6, 2020, we announced that the EC approved NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) tablet for the treatment of hypercholesterolemia and mixed dyslipidemia. The decision is applicable to all 27 European Union member states plus the United Kingdom, Iceland, Norway and Liechtenstein. NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) are the branded product names for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe. In 2020 and 2021, Daiichi Sankyo launched NILEMDO and NUSTENDI in multiple EU countries. There is no assurance that the commercial launches will be successful or that additional launches will occur on the timing we anticipate. We may encounter delays or hurdles related to our launches that affect timing.
Our business currently depends heavily on our ability to successfully commercialize NEXLETOL and NEXLIZET in the U.S. to treat patients as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. We may never be able to successfully commercialize the products or meet our expectations with respect to revenues. Prior to our launch in March 2020, we had never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built to commercialize these products in the U.S. or the restructuring plans we have implemented to optimize our commercialization plans, will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with HeFH or established ASCVD who require additional lowering of LDL-C. We may also encounter challenges related to reimbursement of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering each product. Additionally, coverage by a third-party payor does not guarantee reimbursement. For example, the terms of certain agreements require or may require practitioners to seek prior authorization from the third-party payor. Payors have implemented prior authorization requirements for our products which has impacted utilization and, thus, our ability to generate revenue from commercial sales of NEXLIZET and NEXLETOL in the United States. The Company implemented a prior authorization support program to support physician practices in facilitating prior authorizations. In addition, we have created a bridge program for patients who have been prescribed our product but are experiencing delays in obtaining insurance coverage. If patients continue to experience difficulty in obtaining prior authorization for our products and/or our programs on a timely basis, this may adversely impact ongoing sales of our products.
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
We are not permitted to market our product candidates in the U.S. or in Europe for any other indication until we receive approval of an NDA supplement from the FDA, Marketing Authorisation Application, or MAA, from the EC, or in any other foreign countries until we receive the requisite approval from such countries. Additionally, we may decide to submit a supplemental NDA or MAA in the future for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for other indications, such as a CVD risk reduction indication. As a condition to submitting an NDA supplement or MAA for bempedoic acid to treat patients with hypercholesterolemia for a CVD risk reduction indication, we have initiated and intend to complete the CLEAR Outcomes CVOT.
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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Moreover, because our business is almost entirely dependent upon these product candidates, any setback in our pursuit of initial or additional regulatory approvals would have a material adverse effect on our business and prospects.
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
While we have commercially launched our approved drugs in the U.S. and DSE has commercially launched in multiple countries in the EU, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we will need to successfully:
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
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described in the section entitled “Business – Other Healthcare Laws”, among others, some of which may be broader in scope and may apply regardless of the payor. For instance, state anti-kickback and false claims laws may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients. Laws related to insurance fraud may provide claims involving private insurers. Further data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the U.S. (such as the European Union, which adopted the GDPR, which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.

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

Significant uncertainty exists in the U.S. as to the coverage and reimbursement status of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Market acceptance and sales of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend, in part, on the extent to which our products in the U.S. will be covered and reimbursed by third-party payors, such as government health care programs, commercial insurance, and managed healthcare organizations and may be affected by healthcare reform measures. See the section entitled “Business – Coverage, Reimbursement and Healthcare Reform.”

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
We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. See “Business – Coverage, Reimbursement and Healthcare Reform” for more discussion on healthcare reform efforts. It is unclear how the Biden administration will prioritize and execute initiatives to contain healthcare costs. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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
In the event we decide to continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR, which became effective on May 25, 2018. Following the United Kingdom’s (“U.K.”) withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the EU GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, or U.K. GDPR, together with the EU GDPR referred to as GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, where required obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K., including the United States (see below), and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million GBP) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European and U.K. activities. Further, Brexit has created uncertainty with regard to data protection regulation in the U.K. as the country's future laws may deviate from the GDPR. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. On June 4, 2021, the European Commission (EC) issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The U.K. is not subject to the EC’s new standard contractual clauses but has published a draft version of its own standard clauses, which, once finalized, will enable transfers from the U.K. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA, to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure.

In addition, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies' data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General beginning on July 1, 2020. The CCPA requires covered businesses to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA or a service provider to a regulated business.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CPA will become effective July 1, 2023. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements.

In addition to these laws, many other states have proposed their own versions of a broad consumer privacy law. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. The effects of the CCPA, and other similar state laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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
•Small interfering RNA therapy, such as Leqvio® (inclisiran), marketed by Novartis; and

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
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as bempedoic acid or the bempedoic acid / ezetimibe combination tablet. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For instance, we received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C, the first indication we pursued. Physicians may in their practice prescribe bempedoic acid and the bempedoic acid / ezetimibe combination tablet to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to public advisory or enforcement letters, reputational damage, and significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion under both the Federal Anti-kickback Statute and False Claims Act and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of bempedoic acid and the bempedoic acid / ezetimibe combination tablet across various promotional media and outreach activities to ensure it remains consistent with its approved labeling, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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
Risks Related to Our Business
We have undergone a reduction in force and we may encounter difficulties in managing our reduced operating structure, which could disrupt our operations.
In October 2021, we announced a reduction in force of approximately 40 percent of our workforce across the United States, which was approximately 170 employees, in connection with our plan to align operational and expense structure to better enable future growth for our approved products and to prioritize our investment in CLEAR Outcomes trial. Due to our further limited resources, this may result in weaknesses in our infrastructure; or give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage these organizational changes, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet and compete effectively will depend, in part, on our ability to effectively manage our current organizational structure.

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
At December 31, 2021, we had United States federal net operating loss carryforwards of approximately $894.3 million and state net operating loss carryforwards of approximately $662.2 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws in those years. As of result of current year stock transactions, we expect the Company experienced an ownership change in 2021. While these ownership changes could potentially impact our ability to use tax loss carryforwards from before the ownership change dates in any given year, based upon current tax law, we do not anticipate these limitations hindering our ability to utilize the losses over time if the Company generates sufficient taxable income over the carryforward period. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to further limitations.

We or the third parties upon whom we depend may be adversely affected by natural disasters or global health crises and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or global health crises, including the ongoing COVID-19 pandemic, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, global health crisis, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted our operations or the operations of our vendors, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster, health crisis, or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.
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
There is a high failure rate for drugs proceeding through clinical studies. Even if we are able to complete our ongoing CLEAR Outcomes CVOT, the positive results from our completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and our Phase 3 1002FDC-053 clinical study of the bempedoic acid / ezetimibe combination tablet may not be replicated in our ongoing CLEAR Outcomes CVOT or any future studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, nor do they guarantee approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet by the FDA for additional indications such as a CVD risk reduction indication, or by the EMA or any other regulatory authorities for any future indications in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results earlier in development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. If we fail to obtain positive results in the CLEAR Outcomes CVOT or any future clinical studies, the regulatory status of our product candidates or future product candidates, and correspondingly, our business and financial prospects, may be materially adversely affected.

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
Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA or EMA may impose additional clinical study requirements. Significant amendments to our clinical study protocols may require resubmission to the FDA and/or IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of these studies. If we experience substantial delays completing our CVOT or if we terminate our CVOT, or if we are required to conduct additional clinical studies, the commercial prospects for bempedoic acid and the bempedoic acid / ezetimibe combination tablet may be harmed and our ability to generate product revenue will be impaired. Even though we have completed enrollment for our CVOT, we may not ultimately be able to demonstrate sufficient clinical benefits from bempedoic acid or the bempedoic acid / ezetimibe combination tablet, and our failure to do so may delay or hinder our ability to obtain FDA or EMA approval for a CVD risk reduction indication.
Our future product development programs for candidates other than bempedoic acid or the bempedoic acid / ezetimibe combination tablet may require substantial financial resources and may ultimately be unsuccessful.
In addition to the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we may pursue the development of other early-stage programs, such as our program to develop an oral small molecule PCSK9 inhibitor and our next generation ACL inhibitor. If we conduct any clinical studies for our future product candidates, there will be a number of FDA requirements that we must satisfy before we can commence such clinical studies. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on any early-stage development programs that we may pursue may adversely affect our ability to continue development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, and we may never commence clinical studies of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical studies of our other potential product candidates, such product candidates may never be approved by the FDA.

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
Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. For example, a purported securities class action lawsuit was filed in January 2016 naming us and certain of our officers as defendants. On March 12, 2021, the parties agreed to a settlement in principle of the securities class action, and on April 26, 2021, the parties entered into a stipulation of settlement to resolve all legal claims, in which defendants expressly deny that they have committed any act or omission giving rise to any liability under Section 10(b) of the Securities Exchange Act of 1934. Under the terms of the stipulation of settlement, which the court approved on August 24, 2021, the Company and certain of the Company's insurance carriers caused a payment of $18.25 million to be made to the plaintiff class. As a result of this settlement agreement, during the three months ended March 31, 2021, the Company recorded a loss on settlement of $13.25 million in selling, general, and administrative expenses on the statements of operations and comprehensive loss, which represents the litigation settlement of $18.25 million offset by $5.0 million in insurance claim proceeds from our insurance carriers.
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
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have been limited primarily to organizing and staffing our company and conducting research and development activities for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as well as preparing for the commercial launch and the initial commercial launch of these products. Since the launch of our products, we have generated $53.0 million in revenue from product sales in the U.S. We have obtained regulatory approval for both products from the FDA in the U.S., the EC in Europe and Swissmedic in Switzerland, but have not received approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet from any other regulatory agency. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock and warrants, convertible promissory notes and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements, and we have incurred losses in each year since our inception. Our net losses were $269.1 million, $143.6 million, and $97.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $1.1 billion. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from selling, general and administrative costs associated with our operations. While we have reduced operational expense across our organization through the 40% corporate workforce reduction and through targeted program savings, we may attempt to secure additional cash resources or implement additional cost reduction initiatives as needed to continue commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future related to the CLEAR Outcomes trial and for commercialization activities, as well as other related personnel and activities. Our research and development expenses are expected to continue in the foreseeable future as they relate to our ongoing CLEAR Outcomes trial and any other early-stage development programs or additional indications we choose to pursue. We also expect to incur significant sales, marketing and outsourced manufacturing expenses and expect further significant increases in our general and administration expenses in connection with the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, respectively. Even though bempedoic acid and the bempedoic acid / ezetimibe combination tablet are approved in the U.S. and Europe for commercial sale, and despite expending these costs, bempedoic acid or the bempedoic acid / ezetimibe combination tablet may not be commercially successful drugs. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Risks Related to our Capital Needs
We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
In February 2020 we announced that the FDA approved NEXLETOL and NEXLIZET. In April 2020, we announced that the EC approved NILEMDO and NUSTENDI.
We expect that our continued commercialization efforts and any additional clinical studies that we undertake for the further clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate we pursue will consume substantial additional financial resources. We expect that our existing cash and cash equivalents and proceeds to be received in the future for product sales and under our collaboration agreements are sufficient to fund operations for the foreseeable future. We may, however, need to secure additional cash resources to continue to fund the commercialization and further clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future capital requirements may be substantial and will depend on many factors including:
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
•DSE, DS, and Otsuka's ability to successfully commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in their respective territories;
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
Our drug development programs and commercialization plans for bempedoic acid and the bempedoic acid / ezetimibe combination tablet will require substantial additional cash to fund expenses. We developed and commercialized bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States without a partner. However, in order to pursue the broader cholesterol modifying market in the United States, we may also enter into a partnership or co-promotion arrangement with an established pharmaceutical company that has a larger sales force. We are continuing to establish our commercialization and distribution capabilities to support the sales, marketing and distribution of our pharmaceutical products, including through our arrangements with DSE, DS and Otsuka. In order to market bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and, if approved by any other regulatory body, we must continue to manage our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services.

We will face significant competition in seeking appropriate collaborators and these collaboration agreements are complex and time-consuming to negotiate. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development or delay commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities outside of the United States, the DSE Territory, the DS Territory and Japan on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.
Our payment obligations under the Revenue Interest Purchase Agreement with Oberland may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.
On June 26, 2019, we entered into the RIPA with Oberland and the Purchasers named therein. Pursuant to the RIPA, Oberland paid us $125.0 million on closing, less certain transaction expenses, and, Oberland paid us an additional $25.0 million in March 2020 upon receiving regulatory approval of NEXLETOL. Pursuant to the RIPA Amendment, we received the final $50.0 million in April 2021. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, once approved, which will be tiered payments initially ranging from 3.33% to 10% of our net sales in the covered territory. See in Note 10 "Liability Related to the Revenue Interest Purchase Agreement" in the notes to our financial statements included elsewhere in this Annual Report on Form 10‑K for a further discussion on the RIPA.
The RIPA and the revenue interest stream payable to Oberland could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to Oberland and will not be available to fund future operations. Further, as we failed to achieve the Specified Net Revenue thresholds for the quarter ended September 30, 2021, we deposited $50 million into the Blocked Account, which reduced our unrestricted cash.
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
In November 2020, we completed a private offering of Notes, issuing an aggregate principal amount of $280.0 million of 4.00% convertible senior subordinated notes due 2025. The interest rate is fixed at 4.00% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2021. In October 2021, we announced that we had negotiated an exchange agreement with two co-managed holders of the notes to exchange with the Company $15.0 million aggregate principal amount of Notes held in the aggregate by them (and accrued interest thereon) for shares of the Company’s common stock, par value $0.001 per share. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
We may seek additional cash resources through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, private and public equity offerings or through other sources. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available and permitted under the terms of our RIPA, would increase our fixed payment obligations. Debt or royalty-based financings may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, such as the collaboration arrangements with DSE, Otsuka and DS and the RIPA with Oberland, we may have to relinquish valuable rights to bempedoic acid or the bempedoic acid / ezetimibe combination tablet, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.
Our executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to exert significant influence over matters subject to stockholder approval.
At December 31, 2021, our executive officers, directors, combined with our stockholders who own more than 5% of our outstanding capital stock, and entities affiliated with certain of our directors beneficially owned approximately 72.3% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
As of December 31, 2021, our patent estate, including patents we own, on a worldwide basis, included approximately 26 issued United States patents and 18 pending United States patent applications and over 25 issued patents and over 130 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. We have requested a five year patent term extension of U.S. Patent No. 7,335,799, and we believe that this patent could also be the subject of an additional six month pediatric exclusivity period. In addition, U.S. Patent Nos. 9,000,041, 8,497,301, 9,624,152, 10,118,881 and 10,941,095, which are scheduled to expire in December 2023, claim methods of using bempedoic acid. There are currently seven issued patents in countries outside the United States, including, Brazil, Canada, Europe, Japan and Mexico, that relate to bempedoic acid and its use. Furthermore, of the seven granted patents, we have two granted European patents that have been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We are seeking five year patent term extensions via supplementary protection certificates for 23 national patents validated from one of the granted European patents, which, if approved, could extend our patent protection in those countries until 2028.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating familial hypercholesterolemia with the bempedoic acid / ezetimibe combination tablet are claimed in U.S. Patent No. 10,912,751 that is scheduled to expire in March 2036. We also have two pending U.S. patent applications and 3 issued patents and 20 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. Additionally, we have one pending U.S. patent application and 23 pending applications outside the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, one pending U.S. patent application, and one issued patent and 23 pending applications outside the U.S., with claims directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using said fixed dose combinations.

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
In January 2019, we entered into a license and collaboration agreement with DSE, pursuant to which DSE will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. In April 2020, we entered into a license and collaboration agreement with Otsuka, pursuant to which Otsuka will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Japan. Otsuka will be responsible for all development and regulatory activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan, if approved. In April 2021, we entered into a license and collaboration agreement with DS, pursuant to which DS will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. We may also enter into similar arrangements with other partners or collaborators to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet, outside of the United States, Europe, Japan, or the DS Territory, or to further commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the broader cholesterol modifying market in the United States. If DSE, Otsuka, DS or any of our future collaborative partners does not devote sufficient time and resources to the collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if DSE, Otsuka or DS or any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet on our own in such locations.
Pursuant to the collaboration arrangement with DSE, we will receive significant commercial and regulatory milestone payments, as well as tiered fifteen percent (15%) to twenty-five percent (25%) royalties on certain net DSE Territory sales. Pursuant to the collaboration arrangement with Otsuka, we will receive significant commercial and regulatory milestone payments, as well as tiered fifteen percent (15%) to thirty percent (30%) royalties on certain net sales in Japan. Pursuant to the collaboration agreement with DS, we will receive significant commercial milestone payments, as well as tiered royalties ranging from five percent (5%) to twenty percent (20%) on net sales in the DS Territory. Similar to these collaboration arrangements, much of the potential revenue from future collaborations may consist of contingent payments, such as payments for achieving regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators’ ability to successfully introduce, market and sell new products. In addition, collaborators may decide to enter into arrangements with third parties to commercialize products developed under collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. DSE, Otsuka, DS and our future collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:
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

Competition may negatively impact a partner’s focus on and commitment to bempedoic acid or the bempedoic acid / ezetimibe combination tablet and, as a result, could delay or otherwise negatively affect the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet outside of the United States or in the broader cholesterol modifying market in the United States. If DSE, Otsuka, DS and our future collaboration partners fail to develop or effectively commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet for any of these reasons, our sales of bempedoic acid or the bempedoic acid / ezetimibe combination tablet may be limited, which would have a material adverse effect on our operating results and financial condition.

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
Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.
General Risk Factors
The price of our common stock is likely to be volatile, which could result in substantial losses for purchasers of our common stock.

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.

The market price for our common stock may be influenced by many factors, including:

•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•the timing and results of clinical trials of product candidates, or our competitors’ product candidates;

•regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•commencement or termination of collaborations for our development programs;

•failure or discontinuation of any of our development programs;

•regulatory or legal developments in the United States and other countries;

•developments or disputes concerning patent applications, issued patents or other proprietary rights;

•the recruitment or departure of key personnel;

•the level of expenses related to any of our product candidates or clinical development programs;

•the results of our efforts to develop additional product candidates;

•actual or anticipated changes in estimates as to financial results or development timelines;

•announcement or expectation of additional financing efforts;

•sales of our common stock by us, our insiders or other stockholders, including shares issuable upon exercise of outstanding stock options and upon vesting of stock units under our stock incentive plans;

•variations in our financial results or results of companies that are perceived to be similar to us;

•whether an active trading market for our shares is sustained;

•changes in estimates, evaluations or recommendations by securities analysts, that cover our stock or the failure by one or more securities analysts to continue to cover our stock;

•changes in the structure of healthcare payment systems;

•the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic and any recession, depression or sustained market event resulting from the pandemic;

•market conditions in the pharmaceutical and biotechnology sectors;

•general economic, industry and market conditions; and

•the other factors described in this “Risk Factors” section.

We also cannot guarantee that an active trading market for our shares will be sustained. An inactive trading market for our common stock may impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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
Item 3. Legal Proceedings
We are currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately accrued for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition. See "Commitments and Contingencies" under Note 5 to our financial statements included elsewhere in this Annual Report on Form 10‑K for a further discussion of our current legal proceedings.
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
Stockholders
As of February 1, 2022, there were 5 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2016, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock from December 31, 2016 through December 31, 2021, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index over the same period. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
Comparison of 5 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index
______________________________________________________________________
*$100 invested on December 31, 2016 in stock or index.
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
In connection with the pricing of the initial notes on November 11, 2020, we entered into privately negotiated capped call transactions (together, the “Base Capped Call Transactions”) with one of the initial purchasers of the notes or its affiliate and certain other financial institutions (together, the “Option Counterparties”). The Base Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of our common stock that underlie the initial notes, and are expected generally to reduce potential dilution to our common stock upon any conversion of initial notes and/or offset any cash payments we are required to make in excess of the principal amount of converted initial notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Base Capped Call Transactions. The cap price of the Base Capped Call Transactions will initially be $55.16, which represents a premium of 100.0% over the last reported sale price of our common stock on November 11, 2020, and is subject to certain adjustments under the terms of the Base Capped Call Transactions. The cost of the Base Capped Call Transactions was approximately $41.1 million. We used a portion of the net proceeds from the sale of the additional notes to enter into additional capped call transactions with the Option Counterparties (together, the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”).
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

On October 22, 2021, we entered into a privately negotiated exchange agreement, or the Exchange Agreement, with two co-managed holders, or the Holders, of our notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of the notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by us to the Holders upon consummation of the Exchange was determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange closed on November 3, 2021, resulting in an issuance of 1,094,848 shares of our common stock. Refer to Note 11 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

The issuance of the Exchange Shares under the Exchange Agreement was made in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on this exemption from registration based in part on representations made by the Holders in the Exchange Agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Reserved
Not applicable.
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
Overview
Corporate Overview
We are a pharmaceutical company singularly focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution and advancement of our CLEAR Outcomes trial as well as our pre-clinical pipeline, we continue to evolve into a differentiated, global cardiometabolic biotech. Our team of lipid experts are dedicated to lowering bad cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. Our first two products were approved by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA and Swiss Agency for Therapeutic Products, or Swissmedic, in 2020. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are oral, once-daily, non-statin, LDL-C lowering medicines for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

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
On April 26, 2021, we entered into Amendment No. 2, or the RIPA Amendment, to the Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital LLC, as agent for the purchaser parties thereto dated as of June 26, 2019 (as amended by the Amendment No. 1 dated as of November 9, 2020). Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA and the related Security Agreement, which are discussed further in Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

On October 22, 2021, we entered into a privately negotiated exchange agreement, or the Exchange Agreement, with two co-managed holders, or the Holders, of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by us to the Holders upon consummation of the Exchange was determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange closed on November 3, 2021, resulting in an issuance of 1,094,848 shares of our common stock. Refer to Note 11 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

On December 2, 2021, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC, or Wainwright. Pursuant to the Underwriting Agreement, we agreed to sell, in a firm commitment offering, 32,142,858 shares of common stock, $0.001 par value per share, and accompanying warrants to purchase up to an aggregate of 32,142,858 shares of common stock, as well as up to 4,821,428 additional shares of common stock and/or accompanying warrants to purchase an aggregate of up to 4,821,428 shares of our common stock that may be purchased by Wainwright pursuant to a 30-day option granted to Wainwright by us, or the Offering. Each share of common stock was sold together with a common warrant to purchase one share of common stock, at an exercise price of $9.00 per share. Such common warrants are immediately exercisable and will expire two years from the date of issuance. The combined public offering price of each share of common stock and accompanying common warrant sold in the Offering was $7.00, and the combined price of each share of common stock and accompanying common warrant purchased by Wainwright from the Company was $6.51. On December 3, 2021, Wainwright exercised its option to purchase additional warrants to purchase 4,821,428 shares of Common Stock. The Offering, including the additional warrants sold pursuant to the exercise of Wainwright's option to purchase additional warrants, closed on December 7, 2021. The aggregate net proceeds received by us from the offering was $208.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us and excluding the net proceeds, if any, from the exercise of the common warrants. Refer to Note 12 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

We are conducting a global cardiovascular outcomes trial, or CVOT, —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial is designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with over 14,000 patients in August 2019. The primary endpoint of the study is the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes is an event-driven trial and will conclude once the predetermined number of MACE endpoints occur. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022 and report top-line results in the first quarter of 2023. In February 2022, we accumulated 90% of the primary 4-component MACE endpoints. We intend to use positive results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe and other territories.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing and commercializing bempedoic acid and the bempedoic acid / ezetimibe tablet. In February 2020, the FDA approved NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020. While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, through collaborations with third parties and revenue interest purchase agreements. We have incurred losses in each year since our inception.
We have never been profitable and our net losses were $269.1 million, $143.6 million and $97.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:
•commercializing NEXLETOL and NEXLIZET in the U.S; and
•completing the clinical development activities for the CLEAR Outcomes CVOT.
Accordingly, we may need additional financing to support our continuing operations and further the development and commercialization of our products. We may seek to fund our operations and further development activities through collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, permitted public or private equity offerings or through other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy or continue operations. We will need to generate significant revenues to achieve profitability, and we may never do so.

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
During the year ended December 31, 2021, we incurred $65.9 million in direct expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
During the year ended December 31, 2020, we incurred $70.4 million in direct expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
During the year ended December 31, 2019, we incurred $108.9 million in direct expenses related to our CLEAR Outcomes CVOT, our open-label extension study, and our 1002-FDC-058 study.

The COVID-19 Pandemic
The full extent to which the ongoing COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our CVOT and commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, the emergence and prevalence of more contagious variants, such as the recent "Omicron" variant of the virus, or the global availability and utilization of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it has had a material adverse effect on our business, financial condition, and results of operations. The ongoing COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including potential impacts on the progress and time to completion of our ongoing CVOT, the reliance on third parties in our supply chain for materials and manufacturing and delivery of our drugs and drug candidates, our ability to effectively promote and market our approved products, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully commercialize and generate revenue from our approved drugs.
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
Our ability to successfully launch, commercialize, and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the ongoing COVID-19 pandemic. Physicians’ offices and other medical institutions continue to have limited access for nonpatients, which includes our sales personnel. In addition, social distancing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances have affected and may continue to adversely affect the ability of our sales professionals to effectively market our approved drugs to physicians and the rates of uptakes for our approved drugs, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians have decreased as a result of COVID-19, due to travel restrictions, social distancing or testing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which we believe has adversely affected and could continue to have an adverse impact on new patient starts and overall patient treatment volume. Market disruption and unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products.
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
Collaboration revenue is related to our collaboration agreements with Daiichi Sankyo and Otsuka. Collaboration revenue in the year ended December 31, 2021, was primarily related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, sales of bulk tablets under supply agreements, and royalty revenue received from collaboration partners. Collaboration revenue in the year ended December 31, 2020, was primarily related to the $150.0 million milestone from the Marketing Authorisation Applications, or MAA, transfer to DSE and $60.0 million from the upfront payment with Otsuka. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
We will continue to incur research and development expenses in the foreseeable future as they relate to our ongoing CLEAR Outcomes CVOT and any other development programs or additional indications we choose to pursue. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S. and Europe. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
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
As a result of the Reduction and other targeted program savings, we anticipate that our selling, general and administrative expenses will decrease in 2022 compared to 2021. We expect our selling, general and administrative expenses will increase after we report top-line results from the CLEAR Outcomes trial in the first quarter of 2023 in connection with potential additional global regulatory submissions for new product indications, expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount.
Interest Expense
Interest expense for the years ended December 31, 2021 and December 31, 2020 was related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital and our Convertible Notes issued in November 2020.
Other Income
Other income, net, primarily relates to the gain on extinguishment on an exchange of $15 million of our convertible notes for shares of our common stock, the sale of lease vehicles associated with the reduction in force, interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities.
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
Product Sales, Net
We sell NEXLETOL and NEXLIZET to wholesalers in the U.S and, in accordance with ASC 606, recognize revenue at the point in time when the customer is deemed to have obtained control of the product, which generally occurs upon receipt by the customer. Product sales are recorded at the net selling price, which includes variable considerations for rebates, chargebacks, co-pay assistance programs, distribution related fees, product returns, and other sales-related discounts and fees. Calculating these net product sales involves judgments and estimates. We estimate a range of possible outcomes which are probability-weighted for relevant factors such as contracts with customers, healthcare providers, payors and government agencies, statutorily-defined discounts applicable to government-funded programs, forecasted payor mix, customer buying and payment patterns, and other relevant factors. The reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Given the early stage of our commercial operations we have provided constraint of our variable consideration due to its potential consumption trends. Actual amounts of consideration ultimately received may differ from our estimates. Each period, we review our estimates of rebates, co-pay assistance programs, distribution fees and other applicable provisions. If actual results vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Revenue Interest Liability
We have entered into a RIPA to support the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and provide for other working capital needs. The revenue interest liability related to the RIPA is presented net of deferred issuance costs on the balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method and is presented as interest expense on the statements of operations. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. This estimate is complex and highly judgmental as it is based on our future revenue projections and expectations about future economic and market conditions. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Issuance costs in connection with the RIPA are amortized to interest expense over the estimated term of the RIPA.
Recent Accounting Pronouncements Adopted
For information on new accounting standards adopted and the impact, on our financial position or results of operations, see Note 2 to our audited financial statements found elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenues:
Product sales, net	$40,047	$12,965	$27,082
Collaboration revenue	38,400	214,582	(176,182)
Operating Expenses:
Cost of goods sold	14,217	2,392	11,825
Research and development	105,975	146,936	(40,961)
Selling, general and administrative	184,985	199,615	(14,630)
Loss from operations	(226,730)	(121,396)	(105,334)
Interest expense	(46,353)	(22,670)	(23,683)
Other income, net	3,975	515	3,460
Net loss	$(269,108)	$(143,551)	$(125,557)
Product sales, net
Product sales, net for the year ended December 31, 2021 was $40.0 million relating to our sales of NEXLETOL and NEXLIZET compared to $13.0 million for the year ended December 31, 2020, an increase of approximately $27.0 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the year ended December 31, 2021 was $38.4 million compared to $214.6 million for the year ended December 31, 2020, a decrease of $176.2 million. Revenue for the year ended December 31, 2021 was primarily related to the initial recognition of the upfront payment from our license and collaboration agreement with Daiichi Sankyo in April 2021, product sales to collaboration partners under our supply agreements and royalty revenue. Collaboration revenue for the year ended December 31, 2020 was primarily related to the $60.0 million upfront payment from Otsuka and $150.0 million from Daiichi Sankyo related to the MAA transfer milestone.
Cost of goods sold
Cost of goods sold for the year ended December 31, 2021, was $14.2 million compared to $2.4 million for the year ended December 31, 2020, an increase of $11.8 million. The increase is primarily related to increased product sales to our collaboration partners under our supply agreements, increased net product sales of NEXLETOL and NEXLIZET and the impact of pre-launch inventory on the year ended December 31, 2020. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Research and development expenses
Research and development expenses for the year ended December 31, 2021, were $106.0 million compared to $146.9 million for the year ended December 31, 2020, a decrease of approximately $40.9 million. The decrease in research and development expenses was primarily attributable to a decline in manufacturing costs which were classified as research and development expense prior to FDA approval of NEXLETOL and NEXLIZET on February 21, 2020 and February 26, 2020, respectively, as well as an overall reduction in ongoing clinical research activities, including compensation costs.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2021, were $185.0 million compared to $199.6 million for the year ended December 31, 2020, a decrease of $14.6 million. The decrease in selling, general and administrative expenses was primarily attributable to decreases in advertising, compensation costs, and costs incurred to support the initial launch of NEXLETOL and NEXLIZET in the U.S. in 2020 offset partially by a $13.3 million one-time charge associated with a legal settlement in 2021.
Interest expense
Interest expense for the year ended December 31, 2021, was $46.4 million, compared to $22.7 million for the year ended December 31, 2020, an increase of $23.7 million. Interest expense for the year ended December 31, 2021 was primarily due to additional interest expense attributable to the additional fundings under our RIPA with Oberland and the Convertible Notes entered in November 2020.
Other income, net
Other income, net for the year ended December 31, 2021, was $4.0 million compared to $0.5 million for the year ended December 31, 2020, an increase of $3.5 million. This increase was primarily related a $2.6 million gain on extinguishment on the exchange of our convertible notes for shares of our common stock and a gain on sale of our lease vehicles due to the reduction in force.
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
Management’s discussion and analysis of our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of the Years Ended December 31, 2020 and 2019” section of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021.
Liquidity and Capital Resources
While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreement. Pursuant to the license and collaboration agreements with Daiichi Sankyo and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements entered into April 2021 with Daiichi Sankyo, we received an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. Pursuant to the amended RIPA with Oberland, we received an additional $50.0 million in May 2021. The amended RIPA increases the revenue interest we will pay Oberland based on the net sales of our products as outlined in Note 10 to our audited financial statements appearing elsewhere in this Annual Report. In December 2021, we entered into an underwriting agreement where we sold shares of common stock and accompanying warrants to purchase shares of our common stock and received net proceeds of $208.7 million. We anticipate that we will incur losses for the foreseeable future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and our ongoing CLEAR Outcomes CVOT. We anticipate that our current cash, cash equivalents, investments, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to allow us to complete and report results from the CLEAR Outcomes CVOT and fund continuing operations for the foreseeable future beyond the CVOT read-out.

As of December 31, 2021, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments which totaled $309.3 million, which includes $50 million that is restricted per the amendment and waiver with Oberland. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	(263,809)	(85,177)
Net cash (used in) provided by investing activities	(50,484)	21,356
Net cash provided by financing activities	268,223	201,725
Net (decrease) increase in cash, cash equivalents	(46,070)	137,904
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Net cash used in operating activities totaled $263.8 million for the year ended December 31, 2021, consisting of net product sales of NEXLETOL and NEXLIZET and $30.0 million in upfront fees from our collaboration agreement with DS fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland and convertible notes, depreciation and amortization and changes in working capital. Net cash used in operating activities totaled $85.2 million for the year ended December 31, 2020, consisting of the $150.0 million milestone payment from our collaboration agreement with DSE, $60.0 million from the Otsuka collaboration agreement and net product sales of NEXLETOL and NEXLIZET offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, amortization of debt issuance costs, interest expense related to our RIPA with Oberland and Convertible Notes, depreciation and amortization and changes in working capital.
Investing Activities
Net cash used in investing activities of $50.5 million for the year ended December 31, 2021 consisted of purchases of highly liquid, interest bearing investment grade and government securities. Net cash provided by investing activities of $21.4 million for the year ended December 31, 2020 consisted primarily of proceeds from the sale and maturities of highly liquid, interest bearing investment grade and government securities partially offset by $12.5 million for the purchase of in-process research and development to in-license intellectual property for our PCSK9 inhibitor program.
Funds invested in available-for-sale investments in the year ended December 31, 2021 will become available for our use over the next twelve months.
Financing Activities
Net cash provided by financing activities of $268.2 million for the year ended December 31, 2021, related primarily to net $208.7 million received from our offering of common stock and warrants in December 2021, $50.0 million in cash from our RIPA with Oberland, proceeds from the issuance of common stock through the "at-the-market" offering and cash received from stock option exercises, offset by payments on our revenue interest liability. Net cash provided by financing activities of $201.7 million for the year ended December 31, 2020, related primarily to the $271.6 million, net, in cash received from the Convertible Notes, $25.0 million in cash received from the RIPA with Oberland upon regulatory approval of NEXLETOL and $6.6 million in cash received from stock option exercises, offset by the prepayment of a forward stock repurchase of $55.0 million and $46.0 million from the purchase of capped call options related to the Convertible Notes as described in Item 8, Note 11, Convertible Notes.
On August 3, 2021, we filed an automatically effective registration statement on Form S-3ASR, or Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an open market sale agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $250 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the

Registration Statement, or the ATM Program. During the year ended December 31, 2021, we issued 897,364 shares of common stock resulting in net proceeds of approximately $9.7 million after deducting underwriting discounts and commissions and other expenses, pursuant to the ATM Program. We may continue to use an ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

In December 2021, we entered into an underwriting agreement where we sold 32,142,858 shares of common stock and accompanying warrants to purchase up to an aggregate of 32,142,858 shares of our common stock. We also granted the underwriters a 30-day option to purchase up to 4,821,428 additional shares of common stock and/or accompanying warrants to purchase an aggregate of up to 4,821,428 shares of our common stock. The underwriters exercised the option to purchase additional warrants to purchase 4,821,428 shares of Common Stock. The aggregate net proceeds received by us from the offering was $208.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us and excluding the net proceeds, if any, from the exercise of the common warrants. The warrants are immediately exercisable and will expire two years from the date of issuance, at an exercise price of $9.00 per share, which may provide us with additional funding, if such warrants are exercised by their holders.
In 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we received an additional $25.0 million upon regulatory approval of NEXLETOL in 2020 and were eligible to receive an additional $50.0 million at our option upon reaching certain sales thresholds. In April 2021, we entered into Amendment No. 2 to the RIPA and Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The amendment also updated the tiered payment percentage. As the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States did not exceed $15.0 million for the quarter ended September 30, 2021, we deposited $50.0 million in a deposit account with Oberland, which reduced our unrestricted cash. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products which will be tiered payments ranging from 3.3% to 10% of our net sales in the covered territory (as detailed in the RIPA). Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $11.3 million in the next year to a maximum total payment of $434.8 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $10.0 million or 10% at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory is expanded to include worldwide sales beginning in 2022. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
On November 16, 2020, we issued $250.0 million aggregate principal amount of 4.00% convertible senior subordinated notes due 2025 to certain financial institutions as the initial purchasers of the convertible notes. An additional $30.0 million of additional convertible notes (collectively, the "Convertible Notes"), which were issued pursuant to the exercise of the initial purchasers' option to purchase such convertible notes, closed on November 18, 2020. On October 22, 2021, we entered into the Exchange Agreement with the Holders, of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock, which closed on November 3, 2021. Future payments under the convertible notes include annual interest of $10.6 million and a principal payment of $265.0 million in 2025. Refer to Note 11 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT and our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with Daiichi Sankyo and Otsuka are sufficient to fund operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may need to secure additional cash resources or implement certain additional cost reduction initiatives to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, particularly if there are delays in the completion of the CLEAR Outcomes CVOT or our net product sales do not meet our expectations. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:
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

Until such time, if ever, as we can generate U.S. substantial product revenues, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available and permitted under the terms of our RIPA, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE, Otsuka and DS, and the RIPA with Oberland, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.
We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We had cash, cash equivalents and available-for-sale investments of approximately $309.3 million at December 31, 2021 which includes $50 million that is restricted per the amendment and waiver with Oberland. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

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
Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2021.
The warrants currently have an exercise price of $9 per share and holders of the warrants may not exercise if the market price of our common stock is below $9. As a result, we may be unable to obtain potential proceeds from the exercise of these warrants if the market price of our common stock does not exceed $9 per share.

We have entered into a revenue interest purchase agreement. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Our Convertible Notes, which were issued in November 2020, carry a fixed interest rate of 4.0% per year. Since the Convertible Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates. We do not believe a change in interest rate has had a material effect on our results of operations during the year ended December 31, 2021.
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
As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021, based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Esperion Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Esperion Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Esperion Therapeutics, Inc. as of December 31, 2021, and 2020, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 22, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Detroit, Michigan, PCAOB Auditor ID 42.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)

3.2
Second Amended and Restated Bylaws of the Registrant dated April 29, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 4, 2021)

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
10.9#
Employment Agreement, dated May 14, 2015, between the Registrant and Tim M. Mayleben (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001- 35986, filed on May 20, 2015)

10.10#
Employment Agreement by and between the Registrant and Richard B. Bartram dated May 14, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.11#
2017 Inducement Equity Plan and form of award agreement thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-218084, filed on May 18, 2017).

Exhibit No.	Description of Exhibit

10.12
First Amendment to Valley Ranch Business Park Lease, dated July 6, 2018, between the Registrant and Blackbird Ann Arbor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 2, 2018)

10.13*
License and Collaboration Agreement by and between Daiichi Sankyo Europe GmbH and the Company, dated as of January 2, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.14
Revenue Interest Purchase Agreement by and between the Company, Eiger III SA LLC, and the Purchasers named therein, dated June 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 26, 2019)

10.15	First Amendment to 2017 Inducement Equity Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 27, 2020)
10.16#
Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 10, 2020)

10.17*
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

10.19	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2020)
10.20
Forward Stock Purchase Confirmation, dated November 11, 2020, by and between the Company and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2020)

10.21*
Amendment No. 1 to the Revenue Interest Purchase Agreement, dated November 11, 2020, by and among the Company, the purchasers from time to time party thereto and Eiger III SA LLC, as the purchaser agent, dated effective as of June 26, 2019 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 23, 2021)

10.22#
Employment Agreement by and between the Registrant and Sheldon Koenig effective December 15, 2020 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 23, 2021)

10.23#
Employment Agreement by and between the Registrant and Ashley Hall effective August 28, 2015. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 23, 2021)

10.24*
Exchange Agreement, dated October 22, 2021, by and between the Registrant and the Holders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on October 25, 2021)

10.25
License and Collaboration Agreement, by and between the Registrant and Daiichi Sankyo Company, Limited dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 3, 2021)

10.26#
Amended and Restated Employment Agreement by and between the Registrant and Sheldon Koenig dated May 14, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 3, 2021)

10.27
Amendment No. 2 to the Revenue Interest Purchase Agreement, by and among the Registrant and the parties thereto dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on April 26, 2021)

10.28
CEO Departure Agreement by and between the Registrant and Tim M. Mayleben dated May 15, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on May 17, 2021)

10.29#
Employment Agreement by and between the Registrant and JoAnne Foody dated June 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on June 28, 2021)

10.30
2nd Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 4, 2021)

10.31#
Employment Agreement by and between the Registrant and Benjamin O. Looker dated January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on January 4, 2022)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)
23.1**	Consent of Ernst & Young LLP
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

ESPERION THERAPEUTICS, INC.

Date:	February 22, 2022

By:	/s/ SHELDON L. KOENIG
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ SHELDON L. KOENIG	President, Chief Executive Officer and Director	February 22, 2022
Sheldon L. Koenig	(Principal Executive Officer)

/s/ RICHARD B. BARTRAM	Chief Financial Officer (Principal Financial Officer	February 22, 2022
Richard B. Bartram	and Principal Accounting Officer)

/s/ JEFFREY BERKOWITZ, J.D.	Director	February 22, 2022
Jeffrey Berkowitz, J.D.

/s/ SETH H.Z. FISCHER	Director	February 22, 2022
Seth H.Z. Fischer

/s/ ALAN FUHRMAN	Director	February 22, 2022
Alan Fuhrman

/s/ ANTONIO M. GOTTO, M.D., D. PHIL	Director	February 22, 2022
Antonio M. Gotto, M.D., D. Phil

/s/ MARK E. MCGOVERN, M.D.	Director	February 22, 2022
Mark E. McGovern, M.D.

/s/ JAY SHEPARD	Director	February 22, 2022
Jay Shepard

/s/ NICOLE VITULLO	Director	February 22, 2022
Nicole Vitullo

/s/ TRACY M. WOODY	Director	February 22, 2022
Tracy M. Woody

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of revenue interest liability
Description of the matter
As described in Notes 2 and 10 to the financial statements, the Company entered into a Revenue Interest Purchase Agreement (“RIPA”) in June 2019 with Eiger III SA LLC. Pursuant to the RIPA, the Company received net proceeds of $125.0 million in 2019, $25.0 million in 2020, and $50.0 million in 2021. The carrying amount of the RIPA as of December 31, 2021 was $257.0 million.

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
To test the RIPA, we performed audit procedures that included, among others, assessing the methodologies and the underlying data used by the Company in its effective interest rate model. We compared the significant assumptions within the revenue projections, penetration and sales price, to current industry, market and economic trends and performed sensitivity analyses to evaluate the changes in the effective interest rate, and associated interest expense, that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Detroit, Michigan
February 22, 2022

Esperion Therapeutics, Inc.
Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$208,892	$304,962
Short-term investments	50,441	—
Accounts receivable	22,934	12,388
Inventories, net	34,394	16,136
Prepaid clinical development costs	1,138	844
Other prepaid and current assets	11,173	11,566
Total current assets	328,972	345,896

Restricted cash	50,000	—
Property and equipment, net	664	1,276
Right of use operating lease assets	1,898	6,030
Intangible assets	56	56
Total assets	$381,590	$353,258

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,559	$51,975
Accrued clinical development costs	7,013	7,663
Other accrued liabilities	30,410	24,790
Revenue interest liability	11,295	5,392
Deferred revenue from collaborations	5,683	1,662
Operating lease liabilities	1,392	2,587
Total current liabilities	73,352	94,069

Convertible notes, net of issuance costs	258,280	179,367
Revenue interest liability	245,744	171,212
Operating lease liabilities	524	3,454
Deferred revenue from collaborations	634	—
Other long-term liabilities	—	1,290
Total liabilities	$578,534	$449,392
Commitments and contingencies (Note 5)

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2021 and December 31, 2020	$—	$—
Common stock, $0.001 par value; 120,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 62,873,694 shares issued at December 31, 2021 and 27,910,366 shares issued at December 31, 2020	61	26
Additional paid-in capital	964,401	797,655
Treasury stock, at cost; 1,994,198 shares at December 31, 2021 and December 31, 2020	(54,998)	(54,998)
Accumulated other comprehensive loss	(31)	—
Accumulated deficit	(1,106,377)	(838,817)
Total stockholders' deficit	(196,944)	(96,134)
Total liabilities and stockholders' deficit	$381,590	$353,258
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product sales, net	$40,047	$12,965	$—
Collaboration revenue	38,400	214,582	148,364
Total Revenues	78,447	227,547	148,364

Operating expenses:
Cost of goods sold	14,217	2,392	—
Research and development	105,975	146,936	175,611
Selling, general and administrative	184,985	199,615	65,854
Total operating expenses	305,177	348,943	241,465

Loss from operations	(226,730)	(121,396)	(93,101)

Interest expense	(46,353)	(22,670)	(8,120)
Other income, net	3,975	515	4,056
Net loss	$(269,108)	$(143,551)	$(97,165)

Net loss per common share (basic and diluted)	$(9.31)	$(5.23)	$(3.59)

Weighted-average shares outstanding (basic and diluted)	28,902,507	27,473,873	27,090,284

Other comprehensive (loss) gain:
Unrealized (loss) gain on investments	$(31)	$(23)	$342
Total comprehensive loss	$(269,139)	$(143,574)	$(96,823)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Loss	Equity (Deficit)
Balance December 31, 2018	26,824,859	$27	$677,511	$(598,101)	$—	$(319)	$79,118
Exercise of stock options	649,529	—	11,771	—	—	—	11,771
Exercise of warrants	5,813	—	—	—	—	—	—
Vesting of restricted stock units	17,710	—	—	—	—	—	—
Stock-based compensation	—	—	25,884	—	—	—	25,884
Other comprehensive gain	—	—	—	—	—	342	342
Net loss	—	—	—	(97,165)	—	—	(97,165)
Balance December 31, 2019	27,497,911	$27	$715,166	$(695,266)	$—	$23	$19,950
Exercise of stock options	299,435	1	6,633	—	—	—	6,634
Vesting of restricted stock units	113,020	—	—	—	—	—	—
Stock-based compensation	—	—	28,385	—	—	—	28,385
Other comprehensive loss	—	—	—	—	—	(23)	(23)
Equity component of convertible notes	—	—	93,475	—	—	—	93,475
Repurchase of common stock under prepaid forward contract	(1,994,198)	(2)	—	—	(54,998)	—	(55,000)
Capped call options associated with convertible notes	—	—	(46,004)	—	—	—	(46,004)
Net loss	—	—	—	(143,551)	—	—	(143,551)
Balance December 31, 2020	25,916,168	$26	$797,655	$(838,817)	$(54,998)	$—	$(96,134)
Adoption of new accounting pronouncement	—	—	(93,475)	1,548	—	—	(91,927)
Issuance of common stock and warrants from offering, net of issuance costs	32,142,858	32	208,698	—	—	—	208,730
Issuance of common stock from ATM Program, net of issuance costs	897,364	1	9,702	—	—	—	9,703
Exchange of convertible notes to equity, net of issuance costs	1,094,848	1	11,659	—	—	—	11,660
Exercise of stock options	491,700	1	3,761	—	—	—	3,762
Vesting of restricted stock units	203,344	—	—	—	—	—	—
Vesting of ESPP Shares	133,214	—	2,095	—	—	—	2,095
Stock-based compensation	—	—	24,306	—	—	—	24,306
Other comprehensive loss	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	(269,108)	—	—	(269,108)
Balance December 31, 2021	60,879,496	$61	$964,401	$(1,106,377)	$(54,998)	$(31)	$(196,944)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(269,108)	$(143,551)	$(97,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	612	547	319
Amortization (accretion) of premiums and discounts on investments	12	(97)	(200)
Amortization of discount and issuance costs on convertible notes	1,621	1,741	—
Acquired in-process research and development	—	12,500	—
Gain on extinguishment of convertible debt	(2,646)	—	—
Non-cash interest expense related to the revenue interest liability	33,907	19,560	8,120
Stock-based compensation expense	24,306	28,385	25,884
Changes in assets and liabilities:
Accounts receivable	(10,546)	(12,388)	—
Prepaids and other assets	99	(2,405)	(3,396)
Deferred revenue	4,655	(490)	2,152
Inventories	(18,258)	(16,136)	—
Accounts payable	(34,099)	23,106	(16,055)
Other accrued liabilities	6,926	2,761	10,000
Other long-term liabilities	(1,290)	1,290	—
Net cash used in operating activities	(263,809)	(85,177)	(70,341)
Investing activities
Purchases of investments	(50,484)	(4,420)	(34,326)
Proceeds from sales/maturities of investments	—	39,145	99,510
Purchases of in-process research and development	—	(12,500)	—
Purchase of property and equipment	—	(869)	(953)
Net cash (used in) provided by investing activities	(50,484)	21,356	64,231
Financing activities
Proceeds from revenue interest liability, net of issuance costs	49,917	25,000	124,424
Proceeds from issuance of common stock and warrants from offering, net of issuance costs	208,975	—	—
Proceeds from issuance of common stock from ATM Program, net of issuance costs	9,713	—	—
Proceeds from exercise of common stock options	3,762	6,634	11,771
Proceeds from issuance of convertible notes	—	280,000	—
Prepayment of forward stock repurchase transaction	—	(55,000)	—
Payment for debt issuance costs on convertible notes	(440)	(8,405)	—
Purchase of capped call options associated with convertible notes	—	(46,004)	—
Payments on revenue interest liability	(3,389)	(500)	—
Payment for debt issuance costs, debt-to-equity conversion	(315)	—	—
Net cash provided by financing activities	268,223	201,725	136,195
Net (decrease) increase in cash, cash equivalents	(46,070)	137,904	130,085
Cash, and cash equivalents and restricted cash at beginning of period	304,962	167,058	36,973
Cash, cash equivalents and restricted cash at end of period	$258,892	$304,962	$167,058
Supplemental disclosure of cash flow information:
Issuance costs not yet paid	$269	$—	$—
Purchase of property and equipment not yet paid	$—	$—	$190
Non cash right of use asset	(7)	$20	$31
Offering costs not yet paid	$—	$495	$—
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Notes to Financial Statements

1.  The Company and Basis of Presentation
Esperion Therapeutics, Inc. ("the Company”) is a pharmaceutical company singularly focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low density lipoprotein cholesterol ("LDL-C"). Through commercial execution and advancement of the CLEAR Outcomes trial as well as the Company's pre-clinical pipeline, the Company continues to evolve into a differentiated, global cardiometabolic biotech. The Esperion team of lipid experts are dedicated to lowering bad cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. The Company's first two products were approved by the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are oral, once-daily, non-statin, LDL-C lowering medicines for patients with atherosclerotic cardiovascular disease ("ASCVD") or heterozygous familial hypercholesterolemia ("HeFH").
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
On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment”) to the Revenue Interest Purchase Agreement with Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, as agent for the purchaser parties thereto dated as of June 26, 2019 (as amended by the Amendment No. 1 dated as of November 9, 2020, the “RIPA”). Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA and the related Security Agreement, which are discussed further in Note 10 "Liability Related to the Revenue Interest Purchase Agreement."
On October 18, 2021, the Company announced its plan to align operational and expense structure to better enable future growth for its two first-in-class oral medicines, NEXLETOL and NEXLIZET, and prioritize its investment in the CLEAR Outcomes trial. The Company reduced operational expense across our organization through a corporate workforce reduction of approximately 40% and through targeted program savings. The Company focused its commercialization efforts on an optimized blend of focused outreach including a streamlined sales force, directed to targeted cardiologists and primary care physicians, and a suite of digital initiatives designed to increase awareness and utilization of our medicines in appropriate patients.
On October 22, 2021, the Company entered into a privately negotiated exchange agreement (the "Exchange Agreement") with two co-managed holders (the "Holders") of its Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with the Company $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of the Company's common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by the Company to the Holders upon consummation of the Exchange was determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange closed on November 3, 2021 and is discussed further in Note 11 "Convertible Note."
On December 2, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC ("Wainwright"). Pursuant to the underwriting agreement, the Company agreed to sell, in a firm commitment offering, 32,142,858 shares of common stock, $0.001 par value per share, and accompanying warrants to purchase up to an aggregate of 32,142,858 shares of common stock, as well as up to 4,821,428 additional shares of common stock and/or accompanying warrants to purchase an aggregate of up to 4,821,428 shares of its common stock that may be purchased by Wainwright pursuant to a 30-day option granted to Wainwright by the Company (the "Offering"). Each share of common stock was sold

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
1.  The Company and Basis of Presentation (Continued)
together with a common warrant to purchase one share of common stock, at an exercise price of $9.00 per share. Such common warrants are immediately exercisable and will expire two years from the date of issuance. The combined public offering price of each share of common stock and accompanying common warrant sold in the Offering was $7.00, and the combined price of each share of common stock and accompanying common warrant purchased by Wainwright from the Company was $6.51. On December 3, 2021, Wainwright exercised its option to purchase additional warrants to purchase 4,821,428 shares of Common Stock. The Offering, including the additional warrants sold pursuant to the exercise of Wainwright's option to purchase additional warrants, closed on December 7, 2021. The aggregate net proceeds received by the Company from the offering was $208.7 million, after deducting $16.3 million of underwriting discounts and commissions and other estimated offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the common warrants. Refer to Note 12 "Stockholders' Deficit" for further information.
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
The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. The Company's ability to successfully launch, commercialize and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the ongoing COVID-19 pandemic. In response to the Company’s history of operating losses and the uncertainty around the ongoing impact of COVID-19 management has implemented certain cost optimization measures, including an October 2021 reduction in force of approximately 40% of its workforce across the United States, or approximately 170 employees, to align operational and expense structure to better enable future growth for its approved products and to prioritize its investment in the CLEAR Outcomes trial. While management believes current cash resources received from the Offering and future cash received from the Company's net product sales and collaboration agreements with DSE, Otsuka, and DS, entered into on January 2, 2019, April 17, 2020 and April 26, 2021, respectively, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources. The impact of COVID-19 and the uncertainty around the global pandemic could further impact the commercialization of NEXLETOL and NEXLIZET and the Company’s research and development programs and could result in lower cash flows or higher costs that could further impact the Company’s overall operations and cash needs in the future.
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
Restricted Cash
Restricted cash consists of legally restricted amounts held by financial institutions pursuant to contractual arrangements. Pursuant to the Amendment and Waiver (as defined below), the Company deposited $50.0 million in a deposit account that is subject to a block account control agreement. Oberland will have sole control over the funds deposited in the account and such funds may be withdrawn only with the consent of Oberland. Refer to Note 10 "Liability Related to the Revenue Interest Purchase Agreement" for further information on the Amendment and Waiver.
Investments
Investments are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported in accumulated other comprehensive income (loss). The cost of investments classified as available-for-sale are adjusted for the amortization of premiums and accretion of discounts to maturity and recorded in other income, net. Realized gains and losses, if any, are determined using the specific identification method and recorded in other income, net. Investments with original maturities beyond 90 days at the date of purchase and which mature at, or less than twelve months from, the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries and benefits, stock-based compensation, and costs of programs necessary for the general conduct of the Company's business, including costs associated with the commercialization of NEXLETOL and NEXLIZET in the U.S. Selling, general and administrative expenses are expensed as costs are incurred, services are performed, or goods are delivered. The Company incurred advertising costs of $13.7 million and $19.3 million for the years ended December 31, 2021 and December 31, 2020, respectively.
Concentration of Credit Risk
Cash, cash equivalents, and investments consist of financial instruments that potentially subject the Company to concentrations of credit risk. The Company has established guidelines for investment of its excess cash and believes the guidelines maintain safety and liquidity through diversification of counterparties and maturities. The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of December 31, 2021, nine customers accounted for all of the Company's net trade receivables and as of December 31, 2020 eight customers accounted for all the Company's net trade receivables.
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
Fair Value of Financial Instruments
The Company’s cash, cash equivalents, restricted cash and investments are carried at fair value. Financial instruments, including accounts receivable, other prepaid and current assets, accounts payable and accrued liabilities are carried at cost, which approximates fair value. Debt is carried at amortized cost, which approximates fair value.
Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and right-of-use operating lease assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2021.
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
Convertible Notes
In 2020, prior to the adoption of Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), the Company accounted for convertible debt instruments that may be settled in cash or equity upon conversion by separating the liability and equity components of the instruments in a manner that reflects the nonconvertible debt borrowing rate. The Company determined the carrying amount of the liability component of the Convertible Notes by using estimates and assumptions that market participants would use in pricing a debt instrument.

The equity component was treated as a discount on the liability component of the Convertible Notes, which was amortized over the term of the Convertible Notes using the effective interest rate method. Debt issuance costs related to the Convertible Notes are allocated to the liability and equity components of the Convertible Notes based on their relative values. Debt issuance costs allocated to the liability component were amortized over the life of the Convertible Notes as additional non-cash interest expense. Transaction costs allocated to equity are netted with the equity component of the convertible debt instrument in stockholders’ equity (deficit).

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
2.  Summary of Significant Accounting Policies (Continued)

In 2021, the Company adopted ASU 2020-06. Refer to the Recently Implemented Accounting Pronouncements below for the impact of ASU 2020-06 on the accounting for convertible notes.

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
b.Product Sales, Net
On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $40.0 million and $13.0 million for the year ended December 31, 2021 and December 31, 2020, respectively.
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
Liabilities for co-pay assistance, expected product returns, rebates, and distributor fees are classified as “Other accrued liabilities” in the balance sheets. Discounts, such as prompt pay discounts, and chargebacks are recorded as a reduction to trade accounts receivable in the balance sheets.
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
Cost of Goods Sold
Cost of goods sold is related to the Company's net product sales of NEXLETOL and NEXLIZET and the cost of the API and tablets supplied to collaboration partners under supply agreements. Cost of goods sold includes the actual product costs, including inbound freight charges and certain outbound freight charges, purchasing, sourcing, inspection and receiving costs.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
2.  Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated using a Black-Scholes option-pricing model. If the instruments contain performance conditions, compensation expense is recognized only if achievement of the performance condition is probable. The Company accounts for forfeitures as they occur. Expense is recognized during the period the related services are rendered.
Recent Adopted Pronouncements
In August 2020, the FASB issued ASU 2020-06. This ASU simplifies the accounting for convertible instruments by removing the separation models for convertible debt with cash conversion features and convertible instruments with a beneficial conversion feature, which requires the fair value of the embedded conversion feature of convertible instruments be allocated to equity. Under ASU 2020-06, a convertible debt instrument with those features will generally be reported as a single liability at its amortized cost with no separate accounting for the embedded conversion features in equity. The adoption of this ASU resulted in the reclassification of the portion of the Company's convertible notes from equity to debt, which will also reduce reported interest expense and increase reported net income. ASU 2020-06 requires the application of the if-converted method when calculating diluted earnings per share, eliminating the Company’s ability to use the treasury stock method when certain conditions are met. The ASU is effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company early adopted this standard as of January 1, 2021 which resulted in a net increase in the Convertible notes of approximately $92.0 million, an adjustment to accumulated deficit of approximately $1.5 million, and a reduction to additional paid-in capital of $93.5 million. The tax impact of the adoption was not material to the Company.
3. Collaborations with Third Parties
DSE Agreement Terms
On January 2, 2019, the Company entered into a license and collaboration agreement with DSE, which was furthered amended on June 18, 2020. Pursuant to the agreement (as amended), the Company granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area, Turkey and Switzerland (“DSE Territory”). DSE will be responsible for commercialization in the DSE Territory. DSE's designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining regulatory approval for such products in Turkey. The Company remains responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, included in the DSE Territory outside of Turkey.
Pursuant to the agreement, the Company received upfront cash of $150.0 million in 2019, and a $150.0 million cash payment to the Company in 2020 following the completion of the NUSTENDI Marketing Authorisation Applications ("MAA"). The Company is responsible for supplying DSE with certain manufacturing supply of the API or bulk tablets. The Company is also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorisation in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments related to total net sales achievements for DSE in the DSE Territory. Finally, the Company will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
3. Collaborations with Third Parties (Continued)
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $150.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing regulatory and development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing regulatory and development activities. Accordingly, during the year ended December 31, 2019, the Company recognized $148.4 million of collaboration revenue related to the $150.0 million upfront payment, respectively. The $148.4 million related to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the period ended December 31, 2019, in the amounts of $144.4 million and $4.0 million, respectively. During the year ended December 31, 2020, the Company recognized the remaining $1.6 million related to the on-going performance obligation for the ongoing regulatory efforts related to the MAA in the DSE Territory, which was transferred to DSE in June 2020.
During the year ended December 31, 2021, the Company recognized collaboration revenue of $9.9 million related to royalty revenue from DSE as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE. In the year ended December 31, 2020, the Company recognized the $150.0 million milestone as collaboration revenue based on the successful transfer of the NUSTENDI MAA and $2.8 million related to royalty revenue from DSE following their European launch of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
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
Pursuant to the agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The potential future milestone payments include up to $20 million upon first JNDA submissions in the Otsuka Territory, up to $70.0 million upon the first NHI Price Listing for NEXLETOL in the Otsuka Territory, and up to $50.0 million upon the achievement of the primary major adverse cardiovascular events (“MACE”) in the CLEAR Outcomes study and the CV risk reduction rate on the U.S. label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company will receive tiered fifteen percent (15%) to thirty percent (30%) royalties on net sales in Japan.
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
DS Agreement Terms
Pursuant to the DS Agreement, executed in April 2021, the Company granted DS exclusive rights to develop and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DS Territory. The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible development and commercialization in these territories. In addition, DS will fund all development costs associated with the program in the DS Territory. Pursuant to the agreement, the consideration consists of a $30.0 million upfront cash payment that is non-refundable, non-reimbursable and non-creditable. The Company will be eligible to receive additional one-time payments of up to $175.0 million if certain commercial milestones are achieved by DS. Also, the Company will receive tiered royalties of five percent (5%) to twenty percent (20%) of net sales in the DS Territory.
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the DS Agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the DS Agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. Accordingly, during the year ended December 31, 2021, the Company recognized $28.5 million of collaboration revenue related to the $30.0 million upfront payment. The $28.5 million relates to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the year ended December 31, 2021, in the amounts of $28.0 million and $0.5 million, respectively. The remaining $1.5 million of the upfront payment was deferred as of December 31, 2021 due to an on-going performance obligation related to the developmental activities in South Korea and Taiwan. This deferred revenue will be recognized ratably over the period leading up to the completion of these developmental activities.

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
In exchange for these rights, the Company agreed to pay Serometrix an upfront payment, milestone payments and royalties on net sales of licensed products under the agreement. The Company is obligated to make milestone payments to Serometrix upon the achievement of specified development, regulatory and commercialization milestones. The development milestone payments due under the agreement depend on the licensed product being developed. As part of the agreement, the Company

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
3. Collaborations with Third Parties (Continued)
made an upfront cash payment of $12.5 million in December 2020, which was recorded to research and development expense, to Serometrix, with payments in future years tied to specific milestones. The Company has also agreed to pay tiered royalties based on net sales of all products licensed under the agreement of low to mid-single-digit percentages.
4. Inventories, net
Inventories, net consist of the following:

	December 31,
	2021	2020
	(in thousands)
Raw materials	$31,850	$13,788
Work in process	663	2,028
Finished goods	1,881	320
	$34,394	$16,136

5.  Commitments and Contingencies
Legal Proceedings

On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company’s lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On March 12, 2021, the parties agreed to a settlement in principle of the securities class action, and on April 26, 2021, the parties entered into a stipulation of settlement to resolve all legal claims, in which defendants expressly deny that they have committed any act or omission giving rise to any liability under Section 10(b) of the Securities Exchange Act of 1934. Under the terms of the stipulation of settlement, which the court approved on August 24, 2021, the Company and certain of the Company's insurance carriers caused a payment of $18.25 million to be made to the plaintiff class. As a result of this settlement agreement, the Company recorded a loss on settlement of $13.25 million during 2021 in selling, general, and administrative expenses on the statements of operations and comprehensive loss, which represents the litigation settlement of $18.25 million offset by $5.0 million in insurance claim proceeds from our insurance carriers.

6.  Property and Equipment, net
Property and equipment, net, consist of the following:

	December 31,
	2021	2020
	(in thousands)
Computer equipment	$278	$278
Software	968	1,100
Furniture, fixtures and other	1,170	1,170
Leasehold improvements	299	299
Subtotal	2,715	2,847
Less accumulated depreciation and amortization	2,051	1,571
Property and equipment, net	$664	$1,276
Depreciation expense was $0.6 million, $0.5 million, and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
7.  Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$8,809	$15,161
Accrued variable consideration	16,192	5,025
Accrued professional fees	3,917	3,183
Accrued interest on convertible notes	1,325	1,369
Accrued other	167	52
Total other accrued liabilities	$30,410	$24,790

8.  Investments
The following table summarizes the Company’s cash equivalents and investments:

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$188,734	$—	$—	$188,734
Certificates of deposit	400	—	—	400
Short-term investments:
U.S. treasury notes	50,472	—	(31)	50,441
Total	$239,606	$—	$(31)	$239,575

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$281,783	$—	$—	$281,783
Total	$281,783	$—	$—	$281,783
During the years ended December 31, 2021, 2020 and 2019, other income, net in the statements of operations includes interest income on available-for-sale investments of $0.1 million, $0.5 million and $3.7 million, respectively. Other income, net in the statements of operations includes amortization of premiums and discounts on investments of less than $0.1 million for the year ended December 31, 2021, and income for the accretion of premiums and discounts on investments of $0.1 million and $0.3 million during the years ended December 31, 2020 and 2019, respectively.
At December 31, 2021, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months. The Company does not intend to sell the investments before maturity.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
8. Investments (Continued)

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the years ended December 31, 2021, 2020 and 2019.
9.  Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.
The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3

December 31, 2021
Cash equivalents:
Money market funds	$188,734	$188,734	$—	$—
Certificates of deposit	400	400	—	—
Short term investments:
U.S. treasury notes	50,441	50,441	—	—
Total assets at fair value	$239,575	$239,575	$—	$—
December 31, 2020
Cash equivalents:
Money market funds	$281,743	$281,743	$—	$—
Total assets at fair value	$281,743	$281,743	$—	$—
There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2021 or December 31, 2020.
10.   Liability Related to the Revenue Interest Purchase Agreement
On June 26, 2019, the Company entered into a RIPA with Oberland, as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, to obtain financing in respect to the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and other working capital needs. Pursuant to the RIPA, the Company received $125.0 million at closing, less certain issuance costs. The Company was entitled to receive up to approximately $75.0 million in subsequent installments subject to the terms and conditions set forth in the RIPA: (i) $25.0 million upon certain regulatory approval of its product candidates and (ii) $50.0 million, at the Company’s option, upon reaching $100.0 million trailing worldwide six-month net sales any time prior to December 31, 2021 (the “Third Payment”). In March 2020, the Company received $25.0 million from Oberland upon receiving regulatory approval of NEXLETOL.
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
RIPA Amendments
On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment”) to the RIPA with Oberland, as agent for the purchaser parties thereto. Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA such that the purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based on net sales of the Company’s certain products, once approved, which will be tiered payments ranging from 3.33% to 10% (the “Third Payment Applicable Percentage”) of the Company’s net sales in the covered territory (the “Covered Territory”); provided that (a) prior to December 31, 2024, with respect to each country defined in the Daiichi Territory, if the percentage of net sales that Company receives from Daiichi (the “Receivables Percentage”) is less than the Third Payment Applicable Percentage, then the Revenue Interest for such country payable to the purchasers will be equal to the Receivables Percentages, (b) if annual net sales equal or exceed $350 million and if the Purchasers receive 100% of their invested capital (Cumulative Purchaser Payments") by December 31, 2024, the revenue interest rate will be decreased to a single rate of 3.33% of the Company’s net sales in the Covered Territory for all subsequent calendar quarters and (c) if the Purchasers receive Revenue Interest payments less than 100% of Cumulative Purchaser Payments by December 31, 2024, the Third Payment Applicable Percentage will be increased to a single rate of the Company’s net sales that would have provided 100% of Cumulative Purchaser Payments had such rate applied from the initial funding by the Purchasers. The Covered Territory was originally the United States, but has been expanded to worldwide for all calendar years beginning on or after January 1, 2022.
Under the RIPA Amendment, the Company has an option (the “Call Option”) to terminate the RIPA and repurchase future Revenue Interests at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the RIPA and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control. If the Put Option or the Call Option are exercised, the required repurchase price will be 200% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised prior to the third

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
10.  Liability Related to the Revenue Interest Purchase Agreement (Continued)

anniversary of the closing date, and 225% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised thereafter.
In accordance with the guidance in ASC 470‑50, “Debt—Modifications and Extinguishments,” the RIPA Amendment was accounted for as a debt modification. The amendment resulted in a $0.1 million loss on modification of debt, consisting of third-party fees associated with the transaction, which is included in selling, general, and administrative expenses in the statements of operations for the year ended December 31, 2021.
On May 16, 2021, the Company entered into an Amendment to the Security Agreement and Waiver ("Amendment and Waiver") with the same parties to the Security Agreement, by and among the Company, Eiger Partners II LP (the "Purchaser") and Eiger III SA LLC (the "Purchaser Agent"), dated as of June 26, 2019 (the "Security Agreement"). Pursuant to the Amendment and Waiver, if (i) the net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States (as reported in the Company’s financial statements as “product sales, net” in accordance with GAAP and excluding, for the avoidance of doubt, upfront or milestone payments and other collaboration revenue) (the “Specified Net Revenue”) for the calendar quarter ended September 30, 2021 does not exceed $15.0 million, or (ii) the Specified Net Revenue for any calendar quarter ending after September 30, 2021 does not exceed $15.0 million, then the Company shall deposit $50.0 million in a deposit account that is subject to a block account control agreement in favor of the Purchase Agent, no later than the earlier of (x) the date the Specified Net Revenue for such calendar quarter has been determined and (y) 45 days after the last day of such calendar quarter. Since the Specified Net Revenue for the calendar quarter ended September 30, 2021 did not exceed $15.0 million, the Company deposited $50.0 million in a deposit account that is subject to a block account control agreement, which is classified as restricted cash on the balance sheets. The Purchaser Agent shall have sole dominion and control over all funds deposited in the deposited account and such funds may be withdrawn therefrom only with the consent of the Purchaser Agent. Upon the occurrence and during the continuance of a Put Option Event, the Purchaser Agent shall have the right to apply amounts held in the deposit account in payment of certain secured obligations in the manner provided for in the Security Agreement. The Amendment and Wavier does not substitute, replace or release the Pledgors from any other obligations under the RIPA or Security Agreement.
In connection with the arrangement, as of December 31, 2021, the Company has recorded a liability, referred to as the “Revenue interest liability” on the balance sheets, of $257.0 million, net of $0.5 million of capitalized issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $33.9 million, $19.6 million and $8.1 million in interest expense related to this arrangement for the years ended December 31, 2021, 2020 and 2019, respectively.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 200% of the aggregate purchase price if repaid prior to the third anniversary of the closing date, and 225% of the Cumulative Purchaser Payments thereafter, unless the RIPA is terminated earlier. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual net sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. If the Company would have equaled or exceeded $350 million of sales in the U.S. in 2021, then the repayment amount would have dropped to $3.3 million for every $100 million of net sales starting in 2022. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory is expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
10.  Liability Related to the Revenue Interest Purchase Agreement (Continued)

as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $11.3 million in the next twelve months.
The effective annual imputed interest rate is 16.6% as of December 31, 2021. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the years ended December 31, 2021 and 2020:

(in thousands)
Revenue interest liability at Revenue interest liability at December 31, 2019	$132,544
Oberland funding for regulatory approval of NEXLETOL	25,000
Interest expense recognized	19,560
Revenue interest payments	(500)
Revenue interest liability at December 31, 2020	$176,604
Oberland funding upon execution of Amendment No. 2, net of issuance costs ($83)	49,917
Interest expense recognized	33,907
Revenue interest payments	(3,389)
Revenue interest liability at December 31, 2021	$257,039

11. Convertible Notes

In November 2020, the Company issued $280.0 million aggregate principal amount of 4.0% senior subordinated convertible notes due November 2025. The net proceeds the Company received from the offering was approximately $271.1 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company (the “Convertible Notes”). The Company used approximately $46.0 million of the net proceeds from the offering of the notes to pay the cost of the Capped Call (as defined below) and $55.0 million of the net proceeds from the offering of the initial notes to finance the Prepaid Forward (as defined below). The Convertible Notes are the Company's senior unsecured obligations and mature on November 15, 2025 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. The Convertible Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 30.2151 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $33.096 per share of common stock, subject to adjustment. The Company will pay interest on the Convertible Notes semi-annually in arrears on May 15 and November 15 of each year.

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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
11.  Convertible Notes (Continued)
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
The Company incurred approximately $8.9 million of issuance costs related to the issuance of the Convertible Notes, of which, prior to the adoption of ASU 2020-06 on January 1, 2021, $5.8 million and $3.1 million were allocated and recorded to long-term debt and additional paid-in capital, respectively. The $5.8 million of issuance costs recorded as long-term debt on the balance sheets is amortized over the five-year contractual term of the Convertible Notes using the effective interest method.
Prior to the adoption of ASU 2020-06 on January 1, 2021, the $271.1 million of proceeds received from the issuance of the Convertible Notes were allocated between long-term debt (the “liability component”) of $177.6 million and additional paid-in capital (the “equity component”) of $93.5 million. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes and was included in additional paid-in capital in the balance sheets and was not remeasured as long as it did not to meet the conditions for equity classification. The liability component was to be accreted up to the face value of the Convertible Notes of $280.0 million, which resulted in additional non-cash interest expense being recognized through the Maturity Date.
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
On October 22, 2021, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with two co-managed holders (the “Holders”) of its Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange (the “Exchange”) with the Company $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of the Company’s common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by the Company to the Holders upon consummation of the Exchange was determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange closed on November 3, 2021 with 1,094,848 shares of the Company's common stock being exchanged.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
11.  Convertible Notes (Continued)

The Company accounted for the Exchange as an extinguishment of a liability and calculated the gain on extinguishment of debt under ASC 470-50-40, which requires the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt to be recognized in the income statement. The reacquisition price of the Convertible Notes was calculated by the number of shares exchanged times the closing price of the common shares on the day of settlement plus any transactional costs incurred during the reaquisition. The net carrying amount of the debt was calculated by the face value of the notes less the unamortized debt issuance costs associated with the face value of the notes. The Company recognized a gain of $2.6 million in "Other Income" on the Statements of Operations and Comprehensive Loss during the year ended December 31, 2021.

The following table summarizes the outstanding principal and debt issuance cost balances at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Principal amount of convertible notes	$265,000	$280,000
Unamortized debt discount and issuance costs	(6,720)	(100,633)
Net carrying amount of the convertible notes	$258,280	$179,367

The Company recorded $12.4 million of interest expense during the year ended December 31, 2021 relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs. The Company recorded $3.1 million of interest expense during the year end December 31, 2020 relating to the cash interest on the convertible notes due semi-annually, amortization of the debt discount and amortization of the debt issuance costs.

As of December 31, 2021, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $140.3 million as of December 31, 2021 and $283.4 million as of December 31, 2020. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of December 31, 2021, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.

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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of December 31, 2021, the Company had not purchased any shares under the convertible note capped call transactions.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
11.  Convertible Notes (Continued)
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

12. Stockholders' Deficit

ATM Offering

On August 3, 2021, the Company filed an automatically effective registration statement on Form S-3ASR (the “Registration Statement”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an open market sale agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $250 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). During the year ended December 31, 2021, the Company issued 897,364 shares of common stock resulting in net proceeds of approximately $9.7 million after deducting $0.5 million of underwriting discounts and commissions and other expenses, pursuant to the ATM Program.

Warrants

In connection with the Offering in December 2021, the Company issued warrants to purchase 36,964,286 shares of common stock at an exercise price of $9.00. The warrants will terminate on December 7, 2023. The warrants were recorded at fair value of $61.9 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the common shares issued with the Offering and the warrants. The Company estimated the fair value of the warrants using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility based on its historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury daily rate for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to its remaining contractual term.

As of December 31, 2021, the Company had warrants outstanding that were exercisable for a total of 36,964,286 shares of common stock at a weighted-average exercise price of $9.00 per share.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

13.  Stock Compensation
Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. During the years ended December 31, 2021 and 2020, the Company recognized $0.7 million, $0.5 million of stock compensation expense related to the ESPP, respectively. As of December 31, 2021, there have been 133,214 shares issued and 691,786 shares reserved for future issuance under the ESPP.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

2008 Stock Option and Restricted Stock Plan
In April 2008, the Company adopted the 2008 Plan, administered by the Board of Directors or a committee appointed by the Board of Directors. The 2008 Plan provides for the granting of stock options and restricted stock to employees and nonemployees of the Company. Options granted under the 2008 Plan may either be incentive stock options, restricted stock awards or nonqualified stock options. Stock options and restricted stock grants may be granted to employees, directors and consultants. Stock awards under the 2008 Plan may be granted for up to ten years from the adoption of the 2008 Plan at prices no less than 100 percent of the fair value of the shares on the date of the grant as determined by (i) the closing price of the Company’s common stock on any national exchange, (ii) the National Association of Securities Dealers Inc. Automated Quotation System (“NASDAQ”), if so authorized for quotation as a NASDAQ security, or (iii) by reasonable application of a reasonable valuation method. The valuation methods utilized by the Company are consistent with the AICPA Technical Practice Aid. As of December 31, 2021, no awards were outstanding from the 2008 Plan.
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
Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the year ended December 31, 2021:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	4,176,518	$40.24	5.28	$18,415
Granted	797,992	$27.10
Forfeited or cancelled (vested and unvested)	(1,268,273)	$49.33
Exercised	(491,700)	$7.65
Outstanding at December 31, 2021	3,214,537	$38.38	4.18	$—
Vested and expected to vest at December 31, 2021	3,214,537	$38.38	4.18	$—
Exercisable at December 31, 2021	2,580,045	$40.02	3.06	$—

The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019, was $4.7 million, $6.3 million and $17.7 million, respectively.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees during each of the three years ending December 31, 2021, using the Black-Scholes option-pricing model:

	Year ended
	December 31,
	2021	2020	2019
Risk-free interest rate	0.79%	1.70%	2.10%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.24	6.25	6.25
Volatility	83%	81%	73%
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
The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2021, 2020 and 2019, were $19.19, $43.22, and $31.18, respectively. During the years ended December 31, 2021 and December 31, 2020, the Company recognized stock-based compensation expense related to stock options of $14.6 million, including $1.5 million that was capitalized into inventory, and $20.9 million, including $0.6 million that was capitalized into inventory, respectively. During the year ended December 31, 2019, the Company recognized stock-based compensation expense related to stock options of $23.5 million.
As of December 31, 2021, there was approximately $11.8 million of unrecognized compensation cost related to unvested options, which will be recognized over a weighted-average period of approximately 2.6 years.
Restricted Stock Units
The following table summarizes the activity relating to the Company’s RSUs for the year ended December 31, 2021:

	Number of	Weighted-Average
	RSUs	Fair Value Per Share

Outstanding and unvested at December 31, 2020	401,234	$46.92
Granted	860,754	$25.76
Forfeited or expired	(359,940)	$35.55
Vested	(203,344)	$42.18
Outstanding and unvested at December 31, 2021	698,704	$28.09
During the years ended December 31, 2021 and December 31, 2020, the Company recognized stock-based compensation expense related to RSUs of $8.1 million, including $0.7 million that was capitalized into inventory and $7.0 million, including $0.2 million that was capitalized into inventory. During the year ended December 31, 2019, the Company recognized approximately $2.4 million of stock-based compensation expense related to RSUs. As of December 31, 2021, there was approximately $16.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of approximately 2.8 years.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

Performance-based Restricted Stock Units ("PBRSUs")
In 2021, the Company granted PBRSUs from the 2013 Plan that vest upon various performance-based milestones as set forth in the individual grant agreements, such as achievement of predetermined milestones based on the Company's U.S. net product sales or clinical or regulatory outcomes. The actual number of units (if any) received under these awards will depend on continued employment and actual performance over the performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBRSUs based on the expected performance period to achieve the performance milestone. The fair value of the PBRSUs is based on the quoted market price of the Company's common stock on the date of grant. The Company expects the performance criteria to be met.
The following table summarizes the activity relating to the Company's PBRSUs for the year ended December 31, 2021:

	Numbers of	Weighted-Average
	PBRSU's	Fair Value Per Share
Outstanding and unvested at December 31, 2020	—	$—
Granted	658,850	$10.26
Forfeited	(18,900)	$22.52
Vested	—	$—
Outstanding and unvested at December 31, 2021	639,950	$9.90
Stock-based compensation related to the PBRSUs was approximately $0.8 million for the year ended December 31, 2021. As of December 31, 2021, there was approximately $5.6 million of unrecognized stock-based compensation expense related to unvested PBRSUs, which will be recognized over a weighted-average period of approximately 2.3 years.
Performance-based stock options ("PBSOs")
In 2021, the Company granted PBSOs from the 2013 Plan that vest upon various performance-based milestones as set forth in the individual grant agreements, such as achievement of predetermined clinical or regulatory outcomes. The actual number of units (if any) received under these awards will depend on continued employment and actual performance over the performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBSOs based on the expected performance period to achieve the performance milestone. The fair value of the PBSOs is based on the Black Scholes model as detailed in the stock option section above. The Company expects the performance criteria to be met. The weighted-average grant-date fair value of PBSOs granted during the years ended December 31, 2021 was $6.04.
The following table summarizes the activity relating to the Company’s performance-based stock options for the year ended December 31, 2021

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	PBSOs	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	—	$—	—	$—
Granted	122,700	$8.94
Outstanding at December 31, 2021	122,700	$8.94	9.83	$—
Vested and expected to vest at December 31, 2021	122,700	$8.94	9.83	$—

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

Stock-based compensation related to the PBSOs was approximately $0.1 million for the year ended December 31, 2021. As of December 31, 2021, there was approximately $0.7 million of unrecognized stock-based compensation expense related to unvested PBSOs, which will be recognized over a weighted-average period of approximately 1.9 years. There were no PBSOs exercisable as of December 31, 2021.
14.  Employee Benefit Plan
During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2021, 2020 and 2019, were $2.2 million, $2.7 million and $0.7 million, respectively.
15. Leases
The Company has operating leases primarily related to the Company's principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office has a lease term of 5 years and the automobile leases and IT equipment leases primarily have a term of 3 years. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019 the Company recognized $2.4 million, $2.2 million and $0.3 million, respectively, of operating lease costs, recognized on the statements of operations and comprehensive loss, and paid cash for the amounts included in the measurement of lease liabilities of $2.4 million, $2.2 million and $0.3 million, respectively, which were included in operating cash flows on the statements of cash flows. At December 31, 2021 and December 31, 2020, the weighted-average remaining lease term of operating leases was 1.4 years and 2.3 years, respectively, and the weighted average discount rate was 4.7% and 3.5%, respectively. There were no right-of-use assets obtained in exchange for lease obligations in the twelve months ended December 31, 2021 and December 31, 2020. The Company had no additional operating and finance leases that have not yet commenced as of December 31, 2021.
The following table summarizes the Company's future maturities of operating lease liabilities as of December 31, 2021:

(in thousands)
2022	$1,447
2023	513
2024	21
Total lease payments	1,981
Less imputed interest	65
Total	$1,916
The following table summarizes supplemental balance sheet information related to leases as of December 31, 2021:

Operating Leases	(in thousands)
Total right of use operating lease assets	$1,898

Operating lease liabilities (short-term)	$1,392
Operating lease liabilities (long-term)	524
Total lease obligations under operating leases	$1,916
16.  Income Taxes
There was no provision for income taxes for the years ended December 31, 2021, 2020 and 2019, because the Company has incurred operating losses since inception. At December 31, 2021, the Company concluded that it is not more likely than not

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
16. Income Taxes (Continued)

that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.
As of December 31, 2021, 2020 and 2019, the Company had net deferred tax assets, before valuation allowance, of approximately $284.2 million, $202.8 million and $174.2 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2021, 2020 and 2019, the Company had federal net operating loss (“NOL”) carryforwards of approximately $894.3 million, $700.7 million and $618.1 million, respectively. Of the total federal NOL carryforwards, $347.4 million will expire at various dates beginning in 2028, if not utilized; the remaining federal NOLs do not expire. As of December 31, 2021, 2020 and 2019, the Company had state NOL carryforwards of approximately $662.2 million, $530.3 million and $527.1 million, respectively. The state NOL carryforwards will expire at various dates beginning in 2022, if not utilized.
The Company has research and developmental tax credits of $21.0 million. The tax credit carryforwards will expire beginning in 2031, if not utilized.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2016.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020	2019
Federal income tax (benefit) at statutory rate	(21.0)%	(21.0)%	(21.0)%
Change in state tax rate	0.9%	—%	(0.2)%
Permanent items	0.1%	0.6%	(1.0)%
R&D tax credits, net of reserves	—%	(16.3)%	—%
Other	0.4%	0.8%	0.7%
Change in valuation allowance	19.6%	35.9%	21.5%
Effective income tax rate	0.0%	0.0%	0.0%
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. If the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, a Section 382 ownership change could be deemed to have occurred. If a Section 382 change occurs, the Company’s future utilization of the net operating loss carryforwards and credits as of the ownership change will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation may result in the expiration of net operating losses before utilization. The Company determined a change of ownership occurred in 2017 and 2021.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2021, the Company had accrued $2.1 million for unrecognized income tax benefits and related interest and penalties against credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect this amount to change in the next twelve months. At December 31, 2021, all of the amount of unrecognized tax benefits, if recognized, would result in a deferred tax asset and corresponding increase in the entity’s valuation allowance. Such unrecognized tax benefit would not affect the effective rate if recognized.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
16. Income Taxes (Continued)

	December 31,
	2021	2020
	(in thousands)
Balance at January 1	$2,606	$—
Additions based on tax positions related to the current year	—	502
Additions for tax positions of prior years	—	2,104
Reductions for tax positions of prior year	(507)	—
Balance at December 31	2,099	2,606

Significant components of the Company’s deferred tax assets are summarized in the table below:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$219,237	$172,530
Equity compensation	22,735	21,454
R&D tax credits, net of reserves	18,887	23,452
Disallowed interest	16,146	5,307
Temporary differences	7,695	5,054
Total deferred tax assets	284,700	227,797
Deferred tax liabilities:
Convertible debt	—	(24,795)
Other	(546)	(159)
Total deferred tax liabilities	(546)	(24,954)
Valuation allowance	(284,154)	(202,843)
Net deferred tax assets	$—	$—
17.  Net Loss Per Common Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, warrants for common stock, stock options, PBSOs, unvested RSUs and PBRSUs, shares issuable under the ESPP and shares issuable upon conversion of the convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
17. Net Loss Per Common Share (Continued)

	December 31, 2021	December 31, 2020	December 31, 2019
Common shares under option	3,214,537	4,176,518	4,677,929
Unvested RSUs	698,704	401,234	245,966
Shares issuable related to the ESPP	23,448	16,828	—
Unvested PBRSUs	639,950	—	—
Common shares under PBSOs	122,700	—	—
Shares issuable upon conversion of convertible notes	8,007,010	8,460,237	—
Warrants for common stock	36,964,286	—	—
Total potential dilutive shares	49,670,635	13,054,817	4,923,895
18.  Statements of Cash Flows
The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the balance sheets to the same amounts presented on the statements of cash flows on December 31, 2021 and 2020 (in thousands).

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$208,892	$304,962
Restricted cash	50,000	—
Total cash, cash equivalents and restricted cash shown on the statements of cash flows	$258,892	$304,962