Form 10-Q
period 2022-03-31
Esperion Therapeutics, Inc.
filed 2022-05-03
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 1, 2022, there were 63,006,619 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,364	$208,892
Short-term investments	68,138	50,441
Accounts receivable	25,116	22,934
Prepaid clinical development costs	698	1,138
Inventories, net	35,654	34,394
Other prepaid and current assets	10,849	11,173
Total current assets	290,819	328,972

Restricted cash	50,000	50,000
Property and equipment, net	511	664
Right of use operating lease assets	1,467	1,898
Intangible assets	56	56
Total assets	$342,853	$381,590

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,829	$17,559
Accrued clinical development costs	3,652	7,013
Other accrued liabilities	30,200	30,410
Revenue interest liability	13,392	11,295
Deferred revenue from collaborations	3,795	5,683
Operating lease liabilities	1,217	1,392
Total current liabilities	79,085	73,352

Convertible notes, net of issuance costs	258,678	258,280
Revenue interest liability	253,445	245,744
Operating lease liabilities	263	524
Deferred revenue from collaborations	422	634
Total liabilities	591,893	578,534
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 63,052,765 shares issued at March 31, 2022 and 62,873,694 shares issued at December 31, 2021	61	61
Additional paid-in capital	969,268	964,401
Treasury stock, at cost; 1,994,198 shares at March 31, 2022 and December 31, 2021	(54,998)	(54,998)
Accumulated other comprehensive loss	(263)	(31)
Accumulated deficit	(1,163,108)	(1,106,377)
Total stockholders’ deficit	(249,040)	(196,944)
Total liabilities and stockholders’ deficit	$342,853	$381,590
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product sales, net	$13,354	$6,350
Collaboration revenue	5,482	1,628
Total Revenues	18,836	7,978

Operating expenses:
Cost of goods sold	7,125	1,784
Research and development	24,319	27,954
Selling, general and administrative	30,381	61,064
Total operating expenses	61,825	90,802

Loss from operations	(42,989)	(82,824)

Interest expense	(14,062)	(8,125)
Other income, net	320	14
Net loss	$(56,731)	$(90,935)

Net loss per common share - basic and diluted	$(0.93)	$(3.50)

Weighted-average shares outstanding - basic and diluted	60,954,755	25,991,817

Other comprehensive loss:
Unrealized loss on investments	$(232)	$—
Comprehensive loss	$(56,963)	$(90,935)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2020	25,916,168	$26	$797,655	$(838,817)	$—	$(54,998)	$(96,134)
Adoption of ASU 2020-06	—	—	(93,475)	1,548	—	—	(91,927)
Balance at January 1, 2021	25,916,168	26	704,180	(837,269)	—	(54,998)	(188,061)
Exercise of stock options	172,268	—	2,668	—	—	—	2,668
Vesting of restricted stock units	43,465	—	—	—	—	—	—
Vesting of ESPP shares	50,818	—	1,183	—	—	—	1,183
Stock-based compensation	—	—	5,751	—	—	—	5,751
Net loss	—	—	—	(90,935)	—	—	(90,935)
Balance at March 31, 2021	26,182,719	$26	$713,782	$(928,204)	$—	$(54,998)	$(269,394)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2021	60,879,496	$61	$964,401	$(1,106,377)	$(31)	$(54,998)	$(196,944)
Vesting of restricted stock units	55,286	—	—	—	—	—	—
Vesting of ESPP Shares	123,785	—	431	—	—	—	431
Stock-based compensation	—	—	4,436	—	—	—	4,436
Other comprehensive loss	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	(56,731)	—	—	(56,731)
Balance at March 31, 2022	61,058,567	$61	$969,268	$(1,163,108)	$(263)	$(54,998)	$(249,040)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(56,731)	$(90,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	153	153
Amortization of premiums and discounts on investments	173	—
Amortization of debt issuance costs	398	400
Non-cash interest expense related to the revenue interest liability	11,015	4,925
Stock-based compensation expense	4,436	5,751
Changes in assets and liabilities:
Accounts receivable	(2,182)	(4,942)
Prepaids and other assets	764	(4,866)
Deferred revenue	(2,100)	881
Inventories	(1,260)	(3,894)
Accounts payable	9,393	(21,583)
Other accrued liabilities	(3,049)	25,042
Net cash used in operating activities	(38,990)	(89,068)

Investing activities
Purchases of investments	(18,102)	—
Net cash used in investing activities	(18,102)	—

Financing activities
Proceeds from exercise of common stock options	—	2,668
Payments on revenue interest liability	(1,217)	(573)
Payment of issuance costs	(219)	(50)
Net cash (used in) provided by financing activities	(1,436)	2,045

Net decrease in cash and cash equivalents	(58,528)	(87,023)
Cash, cash equivalents and restricted cash at beginning of period	258,892	304,962
Cash, cash equivalents and restricted cash at end of period	$200,364	$217,939
Supplemental disclosure of cash flow information:
Debt issuance costs not yet paid	$—	$445
Non cash right of use asset	6	4
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Notes to Condensed Financial Statements
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
The Company's primary activities since incorporation have been conducting research and development activities, including nonclinical, preclinical and clinical testing, performing business and financial planning, recruiting personnel, and raising capital. The Company received approval by the FDA in February 2020 to commercialize NEXLETOL® (bempedoic acid) and NEXLIZET® (bempedoic acid and ezetimibe) tablet in the U.S., and accordingly commenced principal operations on March 30, 2020 with the commercialization of NEXLETOL. The Company is subject to risks and uncertainties which include the need to successfully commercialize its products, research, develop, and clinically test therapeutic products; obtain regulatory approvals for its products; manage its management, commercial and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.
The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. The Company's ability to successfully launch, commercialize and generate revenue from NEXLETOL, NEXLIZET, NILEMDO® (bempedoic acid) tablet and NUSTENDI® (bempedoic acid and ezetimibe) tablet has been and may continue to be adversely affected by the economic impact of the ongoing COVID-19 pandemic. While management believes current cash resources and future cash received from the Company's net product sales and collaboration agreements with Daiichi Sankyo Europe GmbH ("DSE"), Otsuka Pharmaceutical Co., Ltd. ("Otsuka"), and Daiichi Sankyo Co. Ltd ("DS"), entered into on January 2, 2019, April 17, 2020 and April 26, 2021, respectively, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources. The impact of COVID-19 and the uncertainty around the global pandemic could further impact the commercialization of NEXLETOL and NEXLIZET and the Company’s research and development programs and could result in lower cash flows or higher costs that could further impact the Company’s overall operations and cash needs in the future.
If adequate funds are not available, the Company may not be able to continue the development of its current products or future product candidates, or to commercialize its current or future product candidates, if approved.
Basis of Presentation
The accompanying condensed interim financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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
Concentration of Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of March 31, 2022, ten customers accounted for all of the Company's net trade receivables and as of December 31, 2021, nine customers accounted for all the Company's net trade receivables.
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
b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $13.4 million for the three months ended March 31, 2022 and $6.4 million for the three months ended March 31, 2021.
The Company sells NEXLETOL and NEXLIZET to wholesalers in the U.S. and, in accordance with ASC 606, recognizes revenue at the point in time when the customer is deemed to have obtained control of the product. The customer is deemed to have obtained control of the product at the time of physical receipt of the product at the customers’ distribution facilities, or free on board (“FOB”) destination, the terms of which are designated in the contract.
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
Recently Implemented Accounting Pronouncements
There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

3. Collaborations with Third Parties
DSE Agreement Terms
On January 2, 2019, the Company entered into a license and collaboration agreement with DSE, which was furthered amended on June 18, 2020. Pursuant to the amended agreement, the Company granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area, Turkey, and Switzerland (“DSE Territory”). DSE will be responsible for commercialization in the DSE Territory. DSE's designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining regulatory approval for such products in Turkey. The Company remains responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory outside of Turkey.
Pursuant to the agreement, the Company received upfront cash of $150.0 million in 2019 and a $150.0 million cash milestone payment in 2020 following the completion of the NUSTENDI Marketing Authorisation Applications ("MAA"). The Company is responsible for supplying DSE with certain manufacturing supply of the API or bulk tablets. The Company is also eligible to receive a substantial additional regulatory milestone payment upon the grant of the marketing authorisation in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments related to total net sales achievements for DSE in the DSE Territory. Finally, the Company will receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.
The agreement calls for both parties to participate in a Joint Collaboration Committee (the “DSE JCC”). The DSE JCC is comprised of executive management from each company and the Company will lead in all aspects related to development and DSE will lead in all aspects related to commercialization in the DSE Territory.
Collaboration Revenue
In the three months ended March 31, 2022, the Company recognized collaboration revenue of approximately $5.3 million related to royalty revenue from DSE related to sales of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE. In the three months ended March 31, 2021, the Company recognized collaboration revenue of $1.6 million related to the sales of bulk tablets of NILEMDO and NUSTENDI to DSE.
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

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company did not have any collaboration revenue from the Otsuka Agreement during the three months ended March 31, 2022 and 2021.
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
DS Agreement Terms
In April 2021, the Company entered into a license and collaboration agreement with Daiichi Sankyo Co. Ltd (the "DS Agreement"). Pursuant to the DS Agreement, the Company granted DS exclusive rights to develop and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (collectively the "DS Territory"). The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. In addition, DS will fund all development costs associated with the program in the DS Territory. Pursuant to the agreement, the consideration consists of a $30.0 million upfront cash payment that is non-refundable, non-reimbursable and non-creditable. The Company also will be eligible to receive additional one-time payments of up to $175.0 million if certain commercial milestones are achieved by DS. Also, the Company will receive tiered royalties of five percent (5%) to twenty percent (20%) of net sales in the DS Territory.

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. Accordingly, during the year ended December 31, 2021, the Company recognized $28.5 million of collaboration revenue related to the $30.0 million upfront payment. The $28.5 million relates to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the year ended December 31, 2021, in the amounts of $28.0 million and $0.5 million, respectively. For the three months ended March 31, 2022, the Company recognized $0.2 million of collaboration revenue related to the ongoing regulatory and development activities. The remaining $1.3 million of the upfront payment was deferred as of March 31, 2022 due to an on-going performance obligation related to the developmental activities in South Korea and Taiwan. This deferred revenue will be recognized ratably over the period leading up to the completion of these developmental activities.
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

4. Inventories, net
Inventories, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$33,846	$31,850
Work in process	440	663
Finished goods	1,368	1,881
	$35,654	$34,394
5. Commitments and Contingencies
On January 12, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Michigan, against the Company and Tim Mayleben, captioned Kevin L. Dougherty v. Esperion Therapeutics, Inc., et al. (No. 16-cv-10089). The lawsuit alleges that the Company and Mr. Mayleben violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by allegedly failing to disclose in an August 17, 2015, public statement that the FDA would require a cardiovascular outcomes trial before approving the Company’s lead product candidate. The lawsuit seeks, among other things, compensatory damages in connection with an allegedly inflated stock price between August 18, 2015, and September 28, 2015, as well as attorneys’ fees and costs. On March 12, 2021, the parties agreed to a settlement in principle of the securities class action, and on April 26, 2021, the parties entered into a stipulation of settlement to resolve all legal claims, in which defendants expressly deny that they have committed any act or omission giving rise to any liability under Section 10(b) of the Securities Exchange Act of 1934. Under the terms of the stipulation of settlement, which the court approved on August 24, 2021, the Company and certain of the Company's insurance carriers caused a payment of $18.25 million to be made to the plaintiff class. As a result of this settlement agreement, the Company recorded a loss on settlement of $13.25 million during the three months ended March 31, 2021 in selling, general, and administrative expenses on the statements of operations and comprehensive loss, which represents the litigation settlement of $18.25 million offset by $5.0 million in insurance claim proceeds from our insurance carriers.

There have been no material changes to the Company’s contractual obligations and commitments and contingencies outside the ordinary course of business from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
6. Investments
The following table summarizes the Company’s cash equivalents, restricted cash, and short-term investments (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents and restricted cash:
Money market funds	$140,752	$—	$—	$140,752
Certificates of deposit	400	—	—	400
Short-term investments:
U.S. treasury notes	68,401	—	(263)	68,138
Total	$209,553	$—	$(263)	$209,290

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$188,734	$—	$—	$188,734
Certificates of deposit	400	—	—	400
Short-term investments:
U.S. treasury notes	50,472	—	(31)	50,441
Total	$239,606	$—	$(31)	$239,575
During the three months ended March 31, 2022 and March 31, 2021, other income, net in the statements of operations includes interest income on investments of $0.3 million and less than $0.1 million, respectively. During the three months ended March 31, 2022, other income, net in the statements of operations includes amortization of premiums and discounts on investments of $0.2 million. There was no amortization of premiums and discounts on investments for the three months ended March 31, 2021.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three months ended March 31, 2022 and 2021.
In the three months ended March 31, 2022, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of March 31, 2022, the Company had $0.2 million of accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

March 31, 2022
Cash and cash equivalents:
Money market funds	$140,752	$140,752	$—	$—
Certificates of deposit	400	400	—	—
Short-term investments:
U.S. treasury notes	68,138	68,138	—	—
Total assets at fair value	$209,290	$209,290	$—	$—
December 31, 2021
Cash and cash equivalents:
Money market funds	$188,734	$188,734	$—	$—
Certificates of deposit	400	400	—	—
Short-term investments:
U.S. treasury notes	50,441	50,441	—	—
Total assets at fair value	$239,575	$239,575	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022 and 2021.
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

RIPA Amendments

On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment”) to the RIPA with Oberland, as agent for the purchaser parties thereto. Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA such that the purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based on net sales of the Company’s certain products, once approved, which will be tiered payments ranging from 3.33% to 10% (the “Third Payment Applicable Percentage”) of the Company’s net sales in the covered territory (the “Covered Territory”); provided that (a) prior to December 31, 2024, with respect to each country defined in the Daiichi Territory, if the percentage of net sales that Company receives from Daiichi (the “Receivables Percentage”) is less than the Third Payment Applicable Percentage, then the Revenue Interest for such country payable to the purchasers will be equal to the Receivables Percentages, (b) if annual net sales equal or exceed $350 million and if the Purchasers receive 100% of their invested capital (
"Cumulative Purchaser Payments") by December 31, 2024, the revenue interest rate will be decreased to a single rate of 3.33% of the Company’s net sales in the Covered Territory for all subsequent calendar quarters and (c) if the Purchasers receive Revenue Interest payments less than 100% of Cumulative Purchaser Payments by December 31, 2024, the Third Payment Applicable Percentage will be increased to a single rate of the Company’s net sales that would have provided 100% of Cumulative Purchaser Payments had such rate applied from the initial funding by the Purchasers. The Covered Territory was originally the United States, but has been expanded to worldwide for all calendar years beginning on or after January 1, 2022.

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
In connection with the arrangement, as of March 31, 2022, the Company has recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $266.8 million, net of $0.4 million of capitalized issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.

A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $11.0 million in interest expense related to this arrangement for the three months ended March 31, 2022, and $4.9 million for the three months ended March 31, 2021.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 200% of the aggregate purchase price if repaid prior to the third anniversary of the closing date, and 225% of the Cumulative Purchaser Payments thereafter, unless the RIPA is terminated earlier. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual net sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. If the Company would have equaled or exceeded $350 million of sales in the U.S. in 2021, then the repayment amount would have dropped to $3.3 million for every $100 million of net sales starting in 2022. As U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $13.4 million in the next twelve months.
The effective annual imputed interest rate is 16.6% as of March 31, 2022. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the three months ended March 31, 2022:

(in thousands)
Total revenue interest liability at December 31, 2021	$257,039
Interest expense recognized	11,015
Revenue Interests payments	(1,217)
Total revenue interest liability at March 31, 2022	$266,837

9. Convertible Notes
In November 2020, the Company issued $280.0 million aggregate principal amount of 4.0% senior subordinated convertible notes due November 2025. The net proceeds the Company received from the offering was approximately $271.1 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company (the "Convertible Notes"). The Company used approximately $46.0 million of the net proceeds from the offering of the notes to pay the cost of the Capped Call (as defined below) and $55.0 million of the net proceeds from the offering of the initial notes to finance the Prepaid Forward (as defined below). The Convertible Notes are the Company's senior unsecured obligations and mature on November 15, 2025 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. The Convertible Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 30.2151 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $33.096 per share of common stock, subject to adjustment. The Company will pay interest on the Convertible Notes semi-annually in arrears on May 15 and November 15 of each year.
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
The Company incurred approximately $8.9 million of issuance costs related to the issuance of the Convertible Notes, of which, prior to the adoption of Accounting Standards Update ("ASU") 2020-06 on January 1, 2021, $5.8 million and $3.1 million were allocated and recorded to long-term debt and additional paid-in capital, respectively. The $5.8 million of issuance costs recorded as long-term debt on the condensed balance sheet was to be amortized over the five-year contractual term of the Convertible Notes using the effective interest method.
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
On October 22, 2021, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with two co-managed holders (the “Holders”) of its Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange (the “Exchange”) with the Company $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of the Company’s common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by the Company to the Holders upon consummation of the Exchange was determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange closed on November 3, 2021, with 1,094,848 shares of the Company's common stock being exchanged.
As of March 31, 2022, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $6.3 million, for a net carrying amount of $258.7 million.

The Company recorded $3.0 million and $3.2 million of interest expense during the three months ended March 31, 2022, and March 31, 2021, respectively, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.

As of March 31, 2022, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $137.1 million as of March 31, 2022 and $140.3 million as of December 31, 2021. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of March 31, 2022, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.

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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of March 31, 2022 and December 31, 2021, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the Convertible Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of March 31, 2022, 71,174 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$6,330	$8,809
Accrued variable consideration	16,574	16,192
Accrued professional fees	3,278	3,917
Accrued interest on convertible notes	3,975	1,325
Accrued other	43	167
Total other accrued liabilities	$30,200	$30,410
11. Stock Compensation
Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. In the three months ended March 31, 2022 and March 31, 2021, the Company recognized approximately $0.1 million and $0.3 million of stock compensation expense related to the ESPP, respectively. As of March 31, 2022, there have been 256,999 shares issued and 568,001 shares reserved for future issuance under the ESPP.
Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2022:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	3,214,537	$38.38	4.18	$—
Granted	1,042,450	$4.64
Forfeited or expired	(155,728)	$47.81
Exercised	—	$—
Outstanding at March 31, 2022	4,101,259	$29.44	5.62	$99
Vested and expected to vest at March 31, 2022	4,101,259	$29.44	5.62	$99
Exercisable at March 31, 2022	2,491,684	$39.84	3.09	$—
Stock-based compensation related to stock options was $1.5 million for the three months ended March 31, 2022, including $0.1 million that were capitalized into inventory, and $3.7 million for the three months ended March 31, 2021, including $0.3 million that were capitalized into inventory. As of March 31, 2022, there was $13.7 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.8 years.

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
The following table summarizes the activity relating to the Company’s PBSOs for the three months ended March 31, 2022:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	122,700	$8.94	9.83	$—
Granted	—	$—		$—
Forfeited or expired	—	$—		$—
Exercised	—	$—		$—
Outstanding at March 31, 2022	122,700	$8.94	9.59	$—
Vested and expected to vest at March 31, 2022	122,700	8.94	9.59	$—
Exercisable at March 31, 2022	—	$—	0	$—

Stock-based compensation related to PBSOs was $0.1 million for the three months ended March 31, 2022. As of March 31, 2022, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PBSOs, which will be recognized over a weighted-average period of approximately 1.7 years.
Restricted Stock Units (or RSUs)
The following table summarizes the activity relating to the Company’s RSUs for the three months ended March 31, 2022:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2021	698,704	$28.09
Granted	1,386,629	$4.51
Forfeited	(51,330)	$20.36
Vested	(55,286)	$36.94
Outstanding and unvested March 31, 2022	1,978,717	$11.51
Stock-based compensation related to RSUs was approximately $1.9 million for the three months ended March 31, 2022, including $0.1 million that was capitalized into inventory, and approximately $1.8 million for the three months ended March 31, 2021, including $0.1 million that was capitalized into inventory. As of March 31, 2022, there was $19.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.1 years.

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
The following table summarizes the activity relating to the Company's PBRSUs for the three months ended March 31, 2022:

	Number of PBRSUs	Weighted-average fair value per share
Outstanding December 31, 2021	639,950	$9.90
Granted	—	$—
Forfeited	(37,200)	$8.94
Outstanding and unvested March 31, 2022	602,750	$9.96
Stock-based compensation related to the PBRSUs was approximately $0.8 million for the three months ended March 31, 2022, including $0.1 million that was capitalized into inventory. As of March 31, 2022, there was approximately $4.4 million of unrecognized stock-based compensation expense related to unvested PBRSUs, which will be recognized over a weighted-average period of approximately 2.1 years.
12. Income Taxes
There was no provision for income taxes for the three months ended March 31, 2022 and 2021, because the Company has incurred annual operating losses since inception. At March 31, 2022, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.
13. Warrants

In connection with an underwriting agreement with H.C. Wainwright & Co., LLC (the "Offering"), entered into on December 2, 2021, the Company issued warrants to purchase 36,964,286 shares of common stock at an exercise price of $9.00. The warrants will terminate on December 7, 2023. The warrants were recorded at fair value of $61.9 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the common shares issued with the Offering and the warrants. The Company estimated the fair value of the warrants using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility based on its historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury daily rate for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to its remaining contractual term.

As of March 31, 2022 and December 31, 2021, the Company had warrants outstanding that were exercisable for a total of 36,964,286 shares of common stock at a weighted-average exercise price of $9.00 per share.

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
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Common shares under option	4,101,259	4,030,575
Common shares under PBSOs	122,700	—
Unvested RSUs	1,978,717	639,581
Unvested PBRSUs	602,750	—
Shares issuable related to the ESPP	40,257	17,838
Shares issuable upon conversion of convertible notes	8,007,010	8,460,237
Warrants	36,964,286	—
Total potential dilutive shares	51,816,979	13,148,231
15. Statements of Cash Flows and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the balance sheets to the same amounts presented on the statements of cash flows on March 31, 2022 and 2021 and December 31, 2021 and 2020 (in thousands):

	March 31, 2022	March 31, 2021	December 31, 2021	December 31, 2020
Cash and cash equivalents	150,364	$217,939	$208,892	$304,962
Restricted cash	50,000	—	50,000	—
Total cash and cash equivalents and restricted cash shown on the condensed statements of cash flows	$200,364	$217,939	$258,892	$304,962

16. Subsequent Events

On April 15, 2022, the Company filed a new registration statement on Form S-3 to replace the Registration Statement, which registers the offering, issuance and sale of the remaining amount under the ATM Program. The Company may continue to use an ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of the Company's common stock and general market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2021 and other filings that we make with the Securities and Exchange Commission.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our clinical development and commercialization plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development, commercialization plans, approval of expanded indications for bempedoic acid and the bempedoic acid / ezetimibe combination tablet and expectations regarding future transactions to further improve our balance sheet to be materially different from any future results, performance or achievements, including in relation to the clinical development, commercialization plans, or approval of expanded indications for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, the impact of COVID-19, our corporate workforce reduction and targeted program savings on our business, clinical activities and commercial development plans, expressed or implied by these forward-looking statements.

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
We have never been profitable and our net losses were $56.7 million and $90.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:

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
During the three months ended March 31, 2022, we incurred $16.0 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
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
CLEAR Outcomes will conclude once the predetermined number of MACE endpoints occur. We initiated CLEAR Outcomes in December 2016 and completed enrollment in August 2019. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years. Based on estimated cardiovascular event rates, we expect to meet the target number of events in the second half of 2022 and report top-line results in the first quarter of 2023. The study is intended to support our submissions for a CV risk reduction indication in the U.S., Europe and other territories. In May 2022, we are approaching 95% of the primary 4-component MACE endpoints.
Organizational Updates
On March 15, 2022, we announced that Richard B. Bartram was stepping down from his positions as Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of the Company, effective as of April 8, 2022. Sheldon Koenig, President and Chief Executive Officer, is currently fulfilling the role of the Principal Financial and Accounting Officer.

On April 28, 2022, Mark E. McGovern, M.D. notified the Board of Directors (the “Board”) of the Company of his decision to resign from the Board, effective immediately. On April 28, 2022, the Board elected Stephen Rocamboli to fill the newly created vacancy on the Board resulting from Dr. McGovern’s resignation from the Board, effective April 28, 2022. Mr. Rocamboli will serve as a Class I director with a term expiring at the annual meeting of stockholders to be held in 2023, at which time he will stand for election by the Company’s stockholders, or until his earlier death, resignation or removal.

The COVID-19 Pandemic
The full extent to which the ongoing COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our CVOT and commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, the emergence and prevalence of more contagious variants, such as the recent "Omicron" variant and the BA.2 subvariants of the virus, or the global availability and utilization of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it has had a material adverse effect on our business, financial condition, and results of operations. The ongoing COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including potential impacts on the progress and time to completion of our ongoing CVOT, the reliance on third parties in our supply chain for materials and manufacturing and delivery of our drugs and drug candidates, our ability to effectively promote and market our approved products, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully commercialize and generate revenue from our approved drugs.

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
Our ability to successfully launch, commercialize, and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the ongoing COVID-19 pandemic. Physicians’ offices and other medical institutions continue to have limited access for nonpatients, which includes our sales personnel. In addition, social distancing or testing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances have affected and may continue to adversely affect the ability of our sales professionals to effectively market our approved drugs to physicians and the rates of uptakes for our approved drugs, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which we believe has adversely affected and could continue to have an adverse impact on new patient starts and overall patient treatment volume. Market disruption and unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products.
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
To date, we have not experienced any interruption of our supply of drug products needed to support our ongoing clinical study and product sales. However, such interruptions may occur due to supply chain issues related to COVID-19, such as the demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing capacity at our third-party manufacturers to the products needed for our clinical trials and commercial product, which could lead to delays in our ongoing trial and/or issues with our commercial supply. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to our approved medicines, advancing our products under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part I-Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020.
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with Daiichi Sankyo Europe GmbH, or DSE, Otsuka Pharmaceutical Co., Ltd., or Otsuka, and Daiichi Sankyo Co. Ltd, or DS. Collaboration revenue in the three months ended March 31, 2022 and March 31, 2021 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
We will continue to incur research and development expenses in the foreseeable future as they relate to our ongoing CLEAR Outcomes CVOT and any other development programs or additional indications we choose to pursue. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S. and Europe. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate that will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
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
As a result of the corporate workforce reduction in October 2021 and other targeted program savings, we anticipate that our selling, general and administrative expenses will decrease in 2022 compared to 2021. We expect our selling, general and administrative expenses will increase after we report top-line results from the CLEAR Outcomes trial in the first quarter of 2023 in connection with potential additional global regulatory submissions for new product indications, expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount.

Interest Expense
Interest expense is related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital and our convertible notes issued in November 2020.
Other Income, Net
Other income, net, primarily relates to the sale of lease vehicles associated with the reduction in force, interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities.
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
There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$13,354	$6,350	$7,004
Collaboration revenue	5,482	1,628	3,854
Operating Expenses:
Cost of goods sold	7,125	1,784	5,341
Research and development	24,319	27,954	(3,635)
Selling, general and administrative	30,381	61,064	(30,683)
Loss from operations	(42,989)	(82,824)	39,835
Interest expense	(14,062)	(8,125)	(5,937)
Other income, net	320	14	306
Net loss	$(56,731)	$(90,935)	$34,204
Product sales, net
Product sales, net for the three months ended March 31, 2022 was $13.4 million compared to $6.4 million for the three months ended March 31, 2021, an increase of $7.0 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET during the first quarter of 2022 compared to the first quarter of 2021.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended March 31, 2022 was $5.5 million compared to $1.6 million for the three months ended March 31, 2021, an increase of $3.9 million. The increase is primarily due to increased product sales to collaboration partners under our supply agreements and increased royalty revenue from our collaboration agreement with DSE.
Cost of goods sold
Cost of goods sold for the three months ended March 31, 2022 was $7.1 million compared to $1.8 million for the three months ended March 31, 2021, an increase of $5.3 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.
Research and development expenses
Research and development expenses for the three months ended March 31, 2022, were $24.3 million, compared to $28.0 million for the three months ended March 31, 2021, a decrease of approximately $3.7 million. The decrease in research and development expenses was primarily attributable to a reduction in alternative supply manufacturing and compensation costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2022, were $30.4 million, compared to $61.1 million for the three months ended March 31, 2021, a decrease of $30.7 million. The decrease in selling, general and administrative expenses was primarily attributable to decreases in compensation costs related to the reduction in force in the fourth quarter of 2021 and a $13.3 million one-time charge associated with a legal settlement in 2021.

Interest expense
Interest expense for the three months ended March 31, 2022, was $14.1 million, compared to $8.1 million for the three months ended March 31, 2021, an increase of approximately $6.0 million. The increase in interest expense was primarily due to additional interest expense attributable to the third installment payment from our RIPA with Oberland.
Other income, net
Other income, net for the three months ended March 31, 2022, was $0.3 million, compared to less than $0.1 million for the three months ended March 31, 2021, an increase of $0.3 million. The increase in other income, net was primarily due to a gain on sale of our lease vehicles due to the reduction in force.
Liquidity and Capital Resources
While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and the revenue interest purchase agreement. Pursuant to the license and collaboration agreements with Daiichi Sankyo and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements entered into April 2021 with Daiichi Sankyo, we received an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. Pursuant to the amended RIPA with Oberland, we received an additional $50.0 million in May 2021. The amended RIPA increases the revenue interest we will pay Oberland based on the net sales of our products as outlined in Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2022. In December 2021, we entered into an underwriting agreement pursuant to which we sold shares of common stock and accompanying warrants to purchase shares of our common stock and received net proceeds of $208.7 million. We anticipate that we will incur losses for the foreseeable future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and our ongoing CLEAR Outcomes CVOT. We anticipate that our current cash, cash equivalents, investments, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to allow us to complete and report results from the CLEAR Outcomes CVOT and fund continuing operations for the foreseeable future beyond the CVOT read-out.

As of March 31, 2022, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments which totaled $268.5 million, which includes $50 million that is restricted per the amendment and waiver with Oberland. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(38,990)	$(89,068)
Net cash used in investing activities	(18,102)	—
Net cash (used in) provided by financing activities	(1,436)	2,045
Net decrease in cash and cash equivalents	$(58,528)	$(87,023)
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Net cash used in operating activities totaled $39.0 million for the three months ended March 31, 2022, compared to $89.1 million for the three months ended March 31, 2021, consisting primarily of net product sales of NEXLETOL and NEXLIZET fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.

Investing Activities
Net cash used in investing activities of 18.1 million for the three months ended March 31, 2022 consisted of purchases of highly liquid, interest bearing investment grade and government securities. We did not have cash provided by or used in investing activities for the three months ended March 31, 2021.
Funds invested in available-for-sale investments in the three months ended March 31, 2022 will become available for our use over the next twelve months.
Financing Activities
Net cash used in financing activities of $1.4 million for the three months ended March 31, 2022 related primarily to payments on our revenue interest liability. Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2021 related primarily to proceeds from exercise of our common stock, offset by payments on our revenue interest liability.
On August 3, 2021, we filed an automatically effective registration statement on Form S-3ASR, or Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an open market sale agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $250 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. During the year ended December 31, 2021, we issued 897,364 shares of common stock resulting in net proceeds of approximately $9.7 million after deducting underwriting discounts and commissions and other expenses, pursuant to the ATM Program. On April 15, 2022, we filed a new registration statement on Form S-3 to replace the Registration Statement, which registers the offering, issuance and sale of the remaining amount under the ATM Program. We may continue to use an ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

In December 2021, we entered into an underwriting agreement pursuant to which we sold 32,142,858 shares of common stock and issued accompanying warrants to purchase up to an aggregate of 36,964,286 shares of our common stock. The warrants are immediately exercisable and will expire two years from the date of issuance, at an exercise price of $9.00 per share, which may provide us with additional funding, if such warrants are exercised by their holders.

In 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we received an additional $25.0 million upon regulatory approval of NEXLETOL in 2020 and were eligible to receive an additional $50.0 million at our option upon reaching certain sales thresholds. In April 2021, we entered into Amendment No. 2 to the RIPA and Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The amendment also updated the tiered payment percentage. As the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States did not exceed $15.0 million for the quarter ended September 30, 2021, we deposited $50.0 million in a deposit account with Oberland, which reduced our unrestricted cash. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products which will be tiered payments ranging from 3.3% to 10% of our net sales in the covered territory (as detailed in the RIPA). Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $13.4 million in the next year to a maximum total payment of $431.5 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $10.0 million or 10% at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2022 for further information.

On November 16, 2020, we issued $250.0 million aggregate principal amount of 4.00% convertible senior subordinated notes due 2025 to certain financial institutions as the initial purchasers of the convertible notes. An additional $30.0 million of additional convertible notes (collectively, the "Convertible Notes"), which were issued pursuant to the exercise of the initial purchasers' option to purchase such convertible notes, closed on November 18, 2020. On October 22, 2021, we entered into the Exchange Agreement with the Holders of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock, which closed on November 3, 2021. Future payments under the convertible notes include annual interest of $10.6 million and a principal payment of $265.0 million in 2025. Refer to Note 9 "Convertible Notes" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2022 for further information.

Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing CLEAR Outcomes CVOT and our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with Daiichi Sankyo and Otsuka are sufficient to allow us to complete and report results from the CLEAR Outcomes CVOT and fund continuing operations for the foreseeable future beyond the CVOT read-out. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may need to secure additional cash resources or implement certain additional cost reduction initiatives to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, particularly if there are delays in the completion of the CLEAR Outcomes CVOT or our net product sales do not meet our expectations. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer and currently serving as our principal financial officer, to allow timely decisions regarding required disclosure.
As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or Annual Report. There have been no significant changes from the risk factors previously disclosed in our Annual Report.

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.1#	Employment Agreement, dated March 1, 2022, by and between Esperion Therapeutics, Inc. and Eric Warren.	8-K	10.1	March 1, 2022	001-35986

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*Filed herewith.
# Management contract or compensatory plan or arrangement.
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

ESPERION THERAPEUTICS, INC.

May 3, 2022	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)