Form 10-Q
period 2022-09-30
Esperion Therapeutics, Inc.
filed 2022-11-01
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2022, there were 73,683,572 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,399	$208,892
Short-term investments	29,942	50,441
Accounts receivable	31,489	22,934
Prepaid clinical development costs	2,199	1,138
Inventories, net	29,545	34,394
Other prepaid and current assets	9,211	11,173
Total current assets	261,785	328,972

Restricted cash	50,000	50,000
Property and equipment, net	256	664
Right of use operating lease assets	730	1,898
Intangible assets	56	56
Total assets	$312,827	$381,590

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,580	$17,559
Accrued clinical development costs	3,996	7,013
Other accrued liabilities	35,395	30,410
Revenue interest liability	19,636	11,295
Deferred revenue from collaborations	4,045	5,683
Operating lease liabilities	693	1,392
Total current liabilities	82,345	73,352

Convertible notes, net of issuance costs	259,487	258,280
Revenue interest liability	265,048	245,744
Operating lease liabilities	47	524
Deferred revenue from collaborations	—	634
Total liabilities	606,927	578,534
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized as of September 30, 2022 and 120,000,000 shares authorized as of December 31, 2021; 73,739,320 shares issued at September 30, 2022 and 62,873,694 shares issued at December 31, 2021	72	61
Additional paid-in capital	1,045,468	964,401
Treasury stock, at cost; 1,994,198 shares at September 30, 2022 and December 31, 2021	(54,998)	(54,998)
Accumulated other comprehensive loss	(93)	(31)
Accumulated deficit	(1,284,549)	(1,106,377)
Total stockholders’ deficit	(294,100)	(196,944)
Total liabilities and stockholders’ deficit	$312,827	$381,590
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$13,964	$10,895	40,896	$27,855
Collaboration revenue	5,016	3,514	15,761	35,191
Total Revenues	18,980	14,409	56,657	63,046

Operating expenses:
Cost of goods sold	6,506	5,558	22,807	9,142
Research and development	29,143	25,331	85,894	78,359
Selling, general and administrative	24,954	39,265	84,944	146,647
Total operating expenses	60,603	70,154	193,645	234,148

Loss from operations	(41,623)	(55,745)	(136,988)	(171,102)

Interest expense	(14,153)	(13,654)	(42,481)	(32,923)
Other income, net	659	13	1,297	36
Net loss	$(55,117)	$(69,386)	$(178,172)	$(203,989)

Net loss per common share - basic and diluted	$(0.81)	$(2.62)	$(2.78)	$(7.78)

Weighted-average shares outstanding - basic and diluted	67,806,292	26,455,209	64,021,248	26,225,730

Other comprehensive loss:
Unrealized gain (loss) on investments	$204	$—	$(62)	$—
Comprehensive loss	$(54,913)	$(69,386)	$(178,234)	$(203,989)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2020	25,916,168	$26	$797,655	$(838,817)	$—	$(54,998)	$(96,134)
Adoption of ASU 2020-06	—	—	(93,475)	1,548	—	—	(91,927)
Balance at January 1, 2021	25,916,168	26	704,180	(837,269)	—	(54,998)	(188,061)
Exercise of stock options	172,268	—	2,668	—	—	—	2,668
Vesting of restricted stock units	43,465	—	—	—	—	—	—
Vesting of ESPP shares	50,818	—	1,183	—	—	—	1,183
Stock-based compensation	—	—	5,751	—	—	—	5,751
Net loss	—	—	—	(90,935)	—	—	(90,935)
Balance at March 31, 2021	26,182,719	$26	$713,782	$(928,204)	$—	$(54,998)	$(269,394)
Exercise of stock options	10,477	—	168	—	—	—	168
Vesting of restricted stock units	81,139	—	—	—	—	—	—
Stock-based compensation	—	—	8,584	—	—	—	8,584
Net loss	—	—	—	(43,668)	—	—	(43,668)
Balance at June 30, 2021	26,274,335	$26	$722,534	$(971,872)	$—	$(54,998)	$(304,310)
Issuance of common stock from ATM program, net of issuance costs	363,061	1	4,206	—	—	—	4,207
Exercise of stock options	45,996	—	375	—	—	—	375
Vesting of restricted stock units	34,581	—	—	—	—	—	—
Vesting of ESPP Shares	82,396	—	912	—	—	—	912
Stock-based compensation	—	—	5,497	—	—	—	5,497
Net loss	—	—	—	(69,386)	—		(69,386)
Balance at September 30, 2021	26,800,369	$27	$733,524	$(1,041,258)	$—	$(54,998)	$(362,705)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2021	60,879,496	$61	$964,401	$(1,106,377)	$(31)	$(54,998)	$(196,944)
Vesting of restricted stock units	55,286	—	—	—	—	—	—
Vesting of ESPP Shares	123,785	—	431	—	—	—	431
Stock-based compensation	—	—	4,436	—	—	—	4,436
Other comprehensive loss	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	(56,731)	—	—	(56,731)
Balance at March 31, 2022	61,058,567	$61	$969,268	$(1,163,108)	$(263)	$(54,998)	$(249,040)
Vesting of restricted stock units	184,407	—	—	—	—	—	—
Stock-based compensation	—	—	3,527	—	—	—	3,527
Issuance of common stock from ATM program, net of issuance costs	3,353,000	4	20,169	—	—	—	20,173
Other comprehensive loss	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	(66,324)	—	—	(66,324)
Balance at June 30, 2022	64,595,974	$65	$992,964	$(1,229,432)	$(297)	$(54,998)	$(291,698)
Vesting of restricted stock units	108,200	—	—	—	—	—	—
Vesting of ESPP Shares	82,423	—	301	—	—	—	301
Stock-based compensation	—		3,537	—	—	—	3,537
Issuance of common stock from ATM program, net of issuance costs	6,958,525	7	48,666	—	—	—	48,673
Other comprehensive income	—	—	—	—	204	—	204
Net loss	—	—	—	(55,117)	—	—	(55,117)
Balance at September 30, 2022	71,745,122	$72	$1,045,468	$(1,284,549)	$(93)	$(54,998)	$(294,100)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(178,172)	$(203,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	408	459
Amortization of premiums and discounts on investments	539	—
Amortization of debt issuance costs	1,207	1,214
Non-cash interest expense related to the revenue interest liability	33,323	23,310
Stock-based compensation expense	11,500	19,832
Changes in assets and liabilities:
Accounts receivable	(8,555)	(9,322)
Prepaids and other assets	901	1,096
Deferred revenue	(2,272)	2,251
Inventories	4,849	(17,836)
Accounts payable	1,129	(30,833)
Other accrued liabilities	2,788	7,715
Net cash used in operating activities	(132,355)	(206,103)

Investing activities
Purchases of investments	(18,102)	—
Proceeds from sales/maturities of investments	38,000	—
Net cash provided by investing activities	19,898	—

Financing activities
Proceeds from revenue interest liability, net of issuance costs	—	49,917
Proceeds from exercise of common stock options	—	3,211
Proceeds from issuance of common stock from ATM program, net of issuance costs	68,861	4,388
Payments on revenue interest liability	(5,678)	(2,263)
Payment of issuance costs	(219)	(440)
Net cash provided by financing activities	62,964	54,813

Net decrease in cash and cash equivalents	(49,493)	(151,290)
Cash, cash equivalents and restricted cash at beginning of period	258,892	304,962
Cash, cash equivalents and restricted cash at end of period	$209,399	$153,672
Supplemental disclosure of cash flow information:
Common stock issuance costs not yet paid	$15	$181
Non cash right of use asset	8	10
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
On November 1, 2022, the Company announced that it is continuing to close out its CLEAR (Cholesterol Lowering via Bempedoic acid, an ACL-Inhibiting Regimen) Outcomes study of NEXLETOL®. The Company continues to anticipate reporting top-line results from the study in January 2023.
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
Restricted Cash
Restricted cash consists of legally restricted amounts held by financial institutions pursuant to contractual arrangements. Pursuant to the Amendment and Waiver (as defined below), the Company deposited $50.0 million in a deposit account that is subject to a block account control agreement. Eiger III SA LLC (“Oberland”), an affiliate of Oberland Capital LLC, will have sole control over the funds deposited in the account and such funds may be withdrawn only with the consent of Oberland. Refer to Note 8 "Liability Related to the Revenue Interest Purchase Agreement" for further information on the Amendment and Waiver.
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
Concentration of Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of September 30, 2022, thirteen customers accounted for all of the Company's net trade receivables and as of December 31, 2021, nine customers accounted for all the Company's net trade receivables.
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
b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $14.0 million and $40.9 million for the three and nine months ended September 30, 2022, respectively, and $10.9 million and $27.9 million for the three and nine months ended September 30, 2021, respectively.
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
Collaboration Revenue
In the three and nine months ended September 30, 2022, the Company recognized collaboration revenue of approximately $4.4 million and $14.7 million, respectively, and in the three and nine months ended September 30, 2021, the Company recognized collaboration revenue of $3.3 million and $6.9 million, respectively, related to royalty revenue from DSE from the sales of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
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

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. In the three and nine months ended September 30, 2022, the Company recognized $0.4 million of collaboration revenue related to sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka. The Company did not have any collaboration revenue from the Otsuka Agreement during the three and nine months ended September 30, 2021.
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

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. Accordingly, for the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $28.3 million of collaboration revenue related to the $30.0 million upfront payment, consisting of $28.0 million related to the performance obligations for the license to the Company’s intellectual property and $0.3 million related to ongoing regulatory and development activities conducted during the period ended September 30, 2021. During the year ended December 31, 2021, the Company recognized $28.5 million of collaboration revenue related to the $30.0 million upfront payment. The $28.5 million relates to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the year ended December 31, 2021, in the amounts of $28.0 million and $0.5 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $0.6 million, respectively, of collaboration revenue related to the ongoing regulatory and development activities. The remaining $0.9 million of the upfront payment was deferred as of September 30, 2022 due to an on-going performance obligation related to the developmental activities in South Korea and Taiwan. This deferred revenue will be recognized ratably over the period leading up to the completion of these developmental activities.
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

4. Inventories, net
Inventories, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$24,785	$31,850
Work in process	2,874	663
Finished goods	1,886	1,881
	$29,545	$34,394
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
6. Investments
The following table summarizes the Company’s cash equivalents, restricted cash, and short-term investments (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents and restricted cash:
Money market funds	$148,850	$—	$—	$148,850
Certificates of deposit	400	—	—	400
Short-term investments:
U.S. treasury notes	30,035	—	(93)	29,942
Total	$179,285	$—	$(93)	$179,192

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$188,734	$—	$—	$188,734
Certificates of deposit	400	—	—	400
Short-term investments:
U.S. treasury notes	50,472	—	(31)	50,441
Total	$239,606	$—	$(31)	$239,575
During the three and nine months ended September 30, 2022, other income, net in the statements of operations includes interest income on investments of $0.8 million and $1.5 million, respectively. During the three and nine months ended September 30, 2021, other income, net in the statements of operations includes interest income on investments of less than $0.1 million and less than $0.1 million, respectively. During the three and nine months ended September 30, 2022, other income, net in the statements of operations includes amortization of premiums and discounts on investments of $0.2 million and $0.6 million, respectively. There was no amortization of premiums and discounts on investments for the three and nine months ended September 30, 2021.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three and nine months ended September 30, 2022 and 2021.
In the three and nine months ended September 30, 2022 and 2021, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of September 30, 2022, the Company had $0.2 million of accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

September 30, 2022
Cash and cash equivalents:
Money market funds	$148,850	$148,850	$—	$—
Certificates of deposit	400	400	—	—
Short-term investments:
U.S. treasury notes	29,942	29,942	—	—
Total assets at fair value	$179,192	$179,192	$—	$—
December 31, 2021
Cash and cash equivalents:
Money market funds	$188,734	$188,734	$—	$—
Certificates of deposit	400	400	—	—
Short-term investments:
U.S. treasury notes	50,441	50,441	—	—
Total assets at fair value	$239,575	$239,575	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2022 and 2021.
8. Liability Related to the Revenue Interest Purchase Agreement
On June 26, 2019, the Company entered into a Revenue Interest Purchase Agreement ("RIPA") with Oberland, as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, to obtain financing in respect to the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and other working capital needs. Pursuant to the RIPA, the Company received $125.0 million at closing, less certain issuance costs. The Company was entitled to receive up to approximately $75.0 million in subsequent installments subject to the terms and conditions set forth in the RIPA: (i) $25.0 million upon certain regulatory approval of its product candidates and (ii) $50.0 million, at the Company’s option, upon reaching $100.0 million trailing worldwide six-month net sales any time prior to December 31, 2021 (the “Third Payment”). In March 2020, the Company received $25.0 million from Oberland upon receiving regulatory approval of NEXLETOL.
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

RIPA Amendments

On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment”) to the RIPA with Oberland, as agent for the purchaser parties thereto. Pursuant to the RIPA Amendment, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA such that the purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based on net sales of the Company’s certain products, once approved, which will be tiered payments ranging from 3.33% to 10% (the “Third Payment Applicable Percentage”) of the Company’s net sales in the covered territory (the “Covered Territory”); provided that (a) prior to December 31, 2024, with respect to each country defined in the Daiichi Territory, if the percentage of net sales that Company receives from Daiichi (the “Receivables Percentage”) is less than the Third Payment Applicable Percentage, then the Revenue Interest for such country payable to the purchasers will be equal to the Receivables Percentages, (b) if annual net sales equal or exceed $350 million and if the Purchasers receive 100% of their invested capital ("Cumulative Purchaser Payments") by December 31, 2024, the revenue interest rate will be decreased to a single rate of 3.33% of the Company’s net sales in the Covered Territory for all subsequent calendar quarters and (c) if the Purchasers receive Revenue Interest payments less than 100% of Cumulative Purchaser Payments by December 31, 2024, the Third Payment Applicable Percentage will be increased to a single rate of the Company’s net sales that would have provided 100% of Cumulative Purchaser Payments had such rate applied from the initial funding by the Purchasers. The Covered Territory was originally the United States, but has been expanded to worldwide for all calendar years beginning on or after January 1, 2022.

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

In connection with the arrangement, as of September 30, 2022, the Company has recorded a liability, referred to as the “Revenue interest liability” in the condensed balance sheets, of $284.7 million, net of $0.4 million of capitalized issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.

A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $11.1 million and $33.3 million in interest expense related to this arrangement for the three and nine months ended September 30, 2022, respectively, and approximately $10.4 million and $23.3 million in interest expense related to this arrangement for the three and nine months ended September 30, 2021, respectively.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 200% of the aggregate purchase price if repaid prior to the third anniversary of the closing date, and 225% of the Cumulative Purchaser Payments thereafter, unless the RIPA is terminated earlier. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual net sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. If the Company would have equaled or exceeded $350 million of sales in the U.S. in 2021, then the repayment amount would have dropped to $3.3 million for every $100 million of net sales starting in 2022. As U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $19.6 million in the next twelve months.
The effective annual imputed interest rate is 15.8% as of September 30, 2022. The Company incurred $0.6 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the nine months ended September 30, 2022:

(in thousands)
Total revenue interest liability at December 31, 2021	$257,039
Interest expense recognized	33,323
Revenue Interests payments	(5,678)
Total revenue interest liability at September 30, 2022	$284,684

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
As of September 30, 2022, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $5.5 million, for a net carrying amount of $259.5 million.

The Company recorded $3.1 million and $9.2 million of interest expense during the three and nine months ended September 30, 2022, respectively, and $3.2 million and $9.6 million of interest expense during the three and nine months ended September 30, 2021, respectively, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.

As of September 30, 2022, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $148.9 million as of September 30, 2022 and $140.3 million as of December 31, 2021. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of September 30, 2022, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.

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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of September 30, 2022 and December 31, 2021, the Company had not purchased any shares under the convertible note capped call transactions.

Prepaid Forward
In connection with the offering of the Convertible Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of September 30, 2022, 71,174 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.
10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$8,512	$8,809
Accrued variable consideration	20,525	16,192
Accrued professional fees	2,344	3,917
Accrued interest on convertible notes	3,975	1,325
Accrued other	39	167
Total other accrued liabilities	$35,395	$30,410
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

Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. In the three and nine months ended September 30, 2022, the Company recognized approximately $0.1 million and $0.3 million of stock compensation expense related to the ESPP, respectively. In the three and nine months ended September 30, 2021, the Company recognized approximately $0.2 million and $0.6 million of stock compensation expense related to the ESPP, respectively. As of September 30, 2022, there have been 339,422 shares issued and 485,578 shares reserved for future issuance under the ESPP.

Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine months ended September 30, 2022:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	3,214,537	$38.38	4.18	$—
Granted	1,255,600	$4.78
Forfeited or expired	(685,182)	$33.01
Exercised	—	$—
Outstanding at September 30, 2022	3,784,955	$28.20	5.18	$2,098
Vested and expected to vest at September 30, 2022	3,784,955	$28.20	5.18	$2,098
Exercisable at September 30, 2022	2,421,198	$38.23	2.91	$163
Stock-based compensation related to stock options was $1.4 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, including $0.2 million and $0.4 million that were capitalized into inventory, and $2.8 million and $12.7 million for the three and nine months ended September 30, 2021, respectively, including $0.8 million and $1.3 million that were capitalized into inventory. As of September 30, 2022, there was $8.9 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.5 years.
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

The following table summarizes the activity relating to the Company’s PBSOs for the nine months ended September 30, 2022:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	122,700	$8.94	9.83	$—
Granted	403,000	$6.20
Forfeited or expired	(26,500)	$8.94
Exercised	—	$—
Outstanding at September 30, 2022	499,200	$6.73	9.58	$202
Vested and expected to vest at September 30, 2022	499,200	$6.73	9.58	$202
Exercisable at September 30, 2022	—	$—	0	$—

Stock-based compensation related to PBSOs was $0.3 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, there was approximately $1.8 million of unrecognized stock-based compensation expense related to unvested PBSOs, which will be recognized over a weighted-average period of approximately 1.6 years.
Restricted Stock Units (or RSUs)
The following table summarizes the activity relating to the Company’s RSUs for the nine months ended September 30, 2022:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2021	698,704	$28.09
Granted	1,644,009	$4.71
Forfeited	(340,220)	$12.98
Vested	(347,893)	$20.77
Outstanding and unvested September 30, 2022	1,654,600	$9.51
Stock-based compensation related to RSUs was approximately $1.5 million and $5.1 million for the three and nine months ended September 30, 2022, respectively, including $0.2 million and $0.5 million that was capitalized into inventory, and approximately $2.4 million and $6.4 million for the three and nine months ended September 30, 2021, respectively, including $0.4 million and $0.6 million that was capitalized into inventory. As of September 30, 2022, there was $14.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 2.8 years.
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
The following table summarizes the activity relating to the Company's PBRSUs for the nine months ended September 30, 2022:

	Number of PBRSUs	Weighted-average fair value per share
Outstanding December 31, 2021	639,950	$9.90
Granted	—	$—
Forfeited	(178,700)	$10.95
Outstanding and unvested September 30, 2022	461,250	$9.50
Stock-based compensation related to the PBRSUs was approximately $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, including less than $0.1 million and $0.1 million that was capitalized into inventory. Stock-based compensation related to PBRSUs was approximately $0.1 million for the three and nine months ended September 30, 2021. As of September 30, 2022, there was approximately $1.9 million of unrecognized stock-based compensation expense related to unvested PBRSUs, which will be recognized over a weighted-average period of approximately 1.7 years.

12. Income Taxes
There was no provision for income taxes for the three and nine months ended September 30, 2022 and 2021, because the Company has incurred annual operating losses since inception. At September 30, 2022, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.
13. Stockholders' Deficit

ATM Offering

On August 3, 2021, the Company filed an automatically effective registration statement on Form S-3ASR (the “Registration Statement”) with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an open market sale agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $250 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). During the three and nine months ended September 30, 2021, the Company issued 363,061 shares of common stock resulting in net proceeds of approximately $4.2 million after deducting $0.5 million of underwriting discounts and commissions and other expenses, pursuant to the ATM Program.

On April 15, 2022, the Company filed a new registration statement on Form S-3 to replace its prior automatically effective registration statement on Form S-3ASR filed on August 3, 2021, which registers the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). The Company may continue to use an ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of the Company's common stock and general market conditions. During the three and nine month periods ended September 30, 2022, the Company issued 6,958,525 and 10,311,525 shares of common stock, respectively, resulting in net proceeds of approximately $48.6 million and $68.8 million after deducting $1.6 million and $2.4 million of underwriting discounts and commissions and other expenses, respectively, pursuant to the ATM Program.

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

As of September 30, 2022 and December 31, 2021, the Company had warrants outstanding that were exercisable for a total of 36,964,286 shares of common stock at a weighted-average exercise price of $9.00 per share.

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30,
	2022	2021
Common shares under option	3,784,955	3,703,938
Common shares under PBSOs	499,200	—
Unvested RSUs	1,654,600	879,349
Unvested PBRSUs	461,250	45,300
Shares issuable related to the ESPP	9,237	9,871
Shares issuable upon conversion of convertible notes	8,007,010	8,460,237
Warrants	36,964,286	—
Total potential dilutive shares	51,380,538	13,098,695
15. Statements of Cash Flows and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the balance sheets to the same amounts presented on the statements of cash flows on September 30, 2022 and 2021 and December 31, 2021 and 2020 (in thousands):

	September 30, 2022	September 30, 2021	December 31, 2021	December 31, 2020
Cash and cash equivalents	159,399	$103,672	$208,892	$304,962
Restricted cash	50,000	50,000	50,000	—
Total cash and cash equivalents and restricted cash shown on the condensed statements of cash flows	$209,399	$153,672	$258,892	$304,962

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
We have never been profitable and our net losses were $55.1 million and $178.2 million for the three and nine months ended September 30, 2022, respectively, and $69.4 million and $204.0 million for the three and nine months ended September 30, 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:

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
During the nine months ended September 30, 2022, we incurred $60.2 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
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
On August 2, 2022 we announced that the CLEAR Outcomes study of NEXLETOL accumulated the targeted 1,620 primary major adverse cardiovascular events (MACE-4) (cardiovascular death, nonfatal myocardial infarction, nonfatal stroke, or coronary revascularization). On November 1, 2022, we announced that the CLEAR Outcomes study achieved Last Patient Last Visit in October and that we are continuing to close out the study. We anticipate reporting top-line results from the study in January 2023.

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

Our ability to successfully launch, commercialize, and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the ongoing COVID-19 pandemic. Physicians’ offices and other medical institutions had limited access for nonpatients, which included our sales personnel. In addition, social distancing or testing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances have affected and may continue to adversely affect the ability of our sales professionals to effectively market our approved drugs to physicians and the rates of uptakes for our approved drugs, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which we believe has adversely affected and could continue to have an adverse impact on new patient starts and overall patient treatment volume. Market disruption and unemployment caused by the COVID-19 pandemic may lead to delays in obtaining insurance coverage and reimbursement of newly approved products.
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
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with Daiichi Sankyo Europe GmbH, or DSE, Otsuka Pharmaceutical Co., Ltd., or Otsuka, and Daiichi Sankyo Co. Ltd, or DS. Collaboration revenue in the three and nine months ended September 30, 2022 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Collaboration revenue in the three and nine months ended September 30, 2021 was primarily related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, sales of bulk tablets under supply agreements, and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
As a result of the corporate workforce reduction in October 2021 and other targeted program savings, we anticipate that our selling, general and administrative expenses will decrease in 2022 compared to 2021. We expect our selling, general and administrative expenses to increase after we report full results from the CLEAR Outcomes trial in connection with potential additional global regulatory submissions for new product indications, expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$13,964	$10,895	$3,069
Collaboration revenue	5,016	3,514	1,502
Operating Expenses:
Cost of goods sold	6,506	5,558	948
Research and development	29,143	25,331	3,812
Selling, general and administrative	24,954	39,265	(14,311)
Loss from operations	(41,623)	(55,745)	14,122
Interest expense	(14,153)	(13,654)	(499)
Other income, net	659	13	646
Net loss	$(55,117)	$(69,386)	$14,269
Product sales, net
Product sales, net for the three months ended September 30, 2022 was $14.0 million compared to $10.9 million for the three months ended September 30, 2021, an increase of $3.1 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET during the third quarter of 2022 compared to the third quarter of 2021.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended September 30, 2022 was $5.0 million compared to $3.5 million for the three months ended September 30, 2021, an increase of $1.5 million. The increase is primarily due to increased sales under the supply agreements and royalty revenue.
Cost of goods sold
Cost of goods sold for the three months ended September 30, 2022 was $6.5 million compared to $5.6 million for the three months ended September 30, 2021, an increase of $0.9 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.
Research and development expenses
Research and development expenses for the three months ended September 30, 2022, were $29.1 million, compared to $25.3 million for the three months ended September 30, 2021, an increase of $3.8 million. The increase in research and development expenses was primarily attributable to an increase in CVOT costs as we accumulated 100% MACE accumulations and continued close-out activities.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2022, were $25.0 million, compared to $39.3 million for the three months ended September 30, 2021, a decrease of $14.3 million. The decrease in selling, general and administrative expenses was primarily attributable to decreases in compensation costs related to the reduction in force in the fourth quarter of 2021.

Interest expense
Interest expense for the three months ended September 30, 2022, was $14.2 million, compared to $13.7 million for the three months ended September 30, 2021, an increase of $0.5 million. The increase in interest expense was primarily due to additional interest expense attributable to our RIPA with Oberland.
Other income, net
Other income, net for the three months ended September 30, 2022, was $0.7 million, compared to less than $0.1 million for the three months ended September 30, 2021, an increase of approximately $0.6 million. The increase in other income, net was primarily due to higher interest income on our investments due to higher interest rates.
Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$40,896	$27,855	$13,041
Collaboration revenue	15,761	35,191	(19,430)
Operating Expenses:
Cost of goods sold	22,807	9,142	13,665
Research and development	85,894	78,359	7,535
Selling, general and administrative	84,944	146,647	(61,703)
Loss from operations	(136,988)	(171,102)	34,114
Interest expense	(42,481)	(32,923)	(9,558)
Other income, net	1,297	36	1,261
Net loss	$(178,172)	$(203,989)	$25,817
Product sales, net
Product sales, net for the nine months ended September 30, 2022 was $40.9 million compared to $27.9 million for the nine months ended September 30, 2021, an increase of $13.0 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET during the first three quarters of 2022 compared to the first three quarters of 2021.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the nine months ended September 30, 2022 was $15.8 million compared to $35.2 million for the nine months ended September 30, 2021, a decrease of $19.4 million. The decrease is primarily due to the initial recognition of the upfront payment from our license and collaboration agreement with DS for the nine months ended September 30, 2021, partially offset by an increase in product sales to collaboration partners under our supply agreements and royalty revenue from our collaboration agreements with DSE and Otsuka for the nine months ended September 30, 2022.
Cost of goods sold
Cost of goods sold for the nine months ended September 30, 2022 was $22.8 million compared to $9.1 million for the nine months ended September 30, 2021, an increase of $13.7 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.
Research and development expenses
Research and development expenses for the nine months ended September 30, 2022, were $85.9 million, compared to $78.4 million for the nine months ended September 30, 2021, a increase of $7.5 million. The increase in research and development expenses was primarily attributable to an increase in CVOT costs as we accumulated 100% MACE accumulations and started close-out activities.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2022, were $84.9 million, compared to $146.6 million for the nine months ended September 30, 2021, a decrease of $61.7 million. The decrease in selling, general and administrative expenses was primarily attributable to decreases in compensation costs related to the reduction in force in the fourth quarter of 2021 and a $13.3 million one-time charge associated with a legal settlement in 2021.
Interest expense
Interest expense for the nine months ended September 30, 2022, was $42.5 million, compared to $32.9 million for the nine months ended September 30, 2021, an increase of $9.6 million. The increase in interest expense was primarily due to additional interest expense attributable to the third installment payment from our RIPA with Oberland.
Other income, net
Other income, net for the nine months ended September 30, 2022, was $1.3 million, compared to less than $0.1 million for the nine months ended September 30, 2021, an increase of $1.3 million. The increase in other income, net was primarily due to a gain on sale of our lease vehicles due to the reduction in force and higher interest income on our investments due to higher interest rates.
Liquidity and Capital Resources
While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and the revenue interest purchase agreement. Pursuant to the license and collaboration agreements with Daiichi Sankyo and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements entered into April 2021 with Daiichi Sankyo, we received an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. Pursuant to the amended RIPA with Oberland, we received an additional $50.0 million in May 2021. The amended RIPA increases the revenue interest we will pay Oberland based on the net sales of our products as outlined in Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2022. In December 2021, we entered into an underwriting agreement pursuant to which we sold shares of common stock and accompanying warrants to purchase shares of our common stock and received net proceeds of $208.7 million. We anticipate that we will incur losses for the foreseeable future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and study completion activities for our ongoing CLEAR Outcomes CVOT. We anticipate that our current cash, cash equivalents, investments, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to allow us to complete and report results from the CLEAR Outcomes CVOT and fund continuing operations for the foreseeable future beyond the CVOT read-out.

As of September 30, 2022, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments which totaled $239.3 million, which includes $50 million that is restricted per the amendment and waiver with Oberland. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(132,355)	$(206,103)
Net cash provided by investing activities	19,898	—
Net cash provided by financing activities	62,964	54,813
Net decrease in cash and cash equivalents	$(49,493)	$(151,290)

Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Net cash used in operating activities totaled $132.4 million for the nine months ended September 30, 2022, compared to $206.1 million for the nine months ended September 30, 2021. Net cash used for the nine months ended September 30, 2022 consists primarily of net product sales of NEXLETOL and NEXLIZET fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital. Net cash for the nine months ended September 30, 2021 consisted of net product sales of NEXLETOL and NEXLIZET and $30.0 million in upfront fees from DS fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablets, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
Investing Activities
Net cash provided by investing activities of $19.9 million for the nine months ended September 30, 2022 consisted primarily of proceeds from the sales of highly liquid, interest bearing investment grade and government securities. We did not have cash provided by or used in investing activities for the nine months ended September 30, 2021.
Funds invested in available-for-sale investments at September 30, 2022 will become available for our use over the next twelve months.
Financing Activities
Net cash provided by financing activities of $63.0 million for the nine months ended September 30, 2022 related primarily to proceeds from our ATM program, partially offset by payments on our revenue interest liability. Net cash provided by financing activities of $54.8 million for the nine months ended September 30, 2021 related primarily to $50 million in cash from our RIPA with Oberland and proceeds from exercise of our common stock, offset by payments on our revenue interest liability.
On August 3, 2021, we filed an automatically effective registration statement on Form S-3ASR, or Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an open market sale agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $250 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. During the three and nine months period ended September 30, 2021, the Company issued 363,061 shares of common stock resulting in net proceeds of approximately $4.2 million after deducting underwriting discounts and commissions and other expenses, pursuant to the ATM Program. During the year ended December 31, 2021, we issued 897,364 shares of common stock resulting in net proceeds of approximately $9.7 million after deducting underwriting discounts and commissions and other expenses, pursuant to the ATM Program. On April 15, 2022, the Company filed a new registration statement on Form S-3, which registers the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “New ATM Program”). During the three and nine month periods ended September 30, 2022, the Company issued 6,958,525 and 10,311,525 shares of common stock, respectively, resulting in net proceeds of approximately $48.6 million and $68.8 million after deducting $1.6 million and $2.4 million of underwriting discounts and commissions and other expenses, respectively, pursuant to the New ATM Program. We may continue to use the New ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

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

In 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we received an additional $25.0 million upon regulatory approval of NEXLETOL in 2020 and were eligible to receive an additional $50.0 million at our option upon reaching certain sales thresholds. In April 2021, we entered into Amendment No. 2 to the RIPA and Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The amendment also updated the tiered payment percentage. As the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States did not exceed $15.0 million for the quarter ended September 30, 2021, we deposited $50.0 million in a deposit account with Oberland, which reduced our unrestricted cash. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products which will be tiered payments ranging from 3.3% to 10% of our net sales in the covered territory (as detailed in the RIPA). Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $19.6 million in the next year to a maximum total payment of $420.8 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $10.0 million or 10% at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2022 for further information.

On November 16, 2020, we issued $250.0 million aggregate principal amount of 4.00% convertible senior subordinated notes due 2025 to certain financial institutions as the initial purchasers of the convertible notes. An additional $30.0 million of additional convertible notes (collectively, the "Convertible Notes"), which were issued pursuant to the exercise of the initial purchasers' option to purchase such convertible notes, closed on November 18, 2020. On October 22, 2021, we entered into the Exchange Agreement with the Holders of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock, which closed on November 3, 2021. Future payments under the convertible notes include annual interest of $10.6 million and a principal payment of $265.0 million in 2025. Refer to Note 9 "Convertible Notes" in our condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2022 for further information.

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
As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer, who is also serving as our principal financial officer, has concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our operations consume substantial amounts of cash, and we may increase our investment in our commercial infrastructure after we report top-line results from the CLEAR Outcomes trial. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

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
EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.2	June 12, 2013	333-188595

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 26, 2022	001-35986

3.3	Certificate of Validation relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022	8-K	3.1	September 20, 2022	001-35986

3.4	Second Amended and Restated Bylaws of the Registrant dated April 29, 2021	10-Q	3.1	May 4, 2021	001-35986

4.1	Specimen Common Stock Certificate	S-1	4.1	June 12, 2013	333-188595

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

ESPERION THERAPEUTICS, INC.

November 1, 2022	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)