Form 10-K
period 2022-12-31
Esperion Therapeutics, Inc.
filed 2023-02-21
CIK 1434868

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, based upon the closing price of $6.36 of the registrant’s common stock as reported on the NASDAQ Global Market, was $422.3 million. For purposes of foregoing calculation only, all directors and executive officers of the registrants are assumed to be affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of February 1, 2023, there were 76,572,830 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2022.

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
•While we successfully completed our CLEAR cardiovascular outcomes trial, or CVOT, for bempedoic acid and the trial met its primary endpoint, regulatory authorities may not approve any expanded indications for our products in the U.S. or other territories, and as a result, we may not receive significant milestone payments from our ex-U.S. commercial partners which could delay, prevent or limit our ability to generate revenue and continue our business.

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
•Servicing our debt may require a significant amount of cash. If such cash is not available, we will have to delay, reduce or cease operations.

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
•our ability and plans in managing our commercial infrastructure and successfully launch, market, and sell our approved drugs and any current or future drug candidate (or additional indications) for which we may receive marketing approval;
•our ability to achieve clinical, regulatory or commercial milestones with our existing cash resources;
•our ability to secure regulatory approval in the U.S. and other territories for additional indications based on the results of the CVOT of bempedoic acid, obtain applicable milestone payments from our partners and generate additional revenue as a result of the expanded indications for our products;
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
•our ability to respond and adhere to changes in regulatory requirements, including any requirement to conduct additional, unplanned clinical studies in connection with our pursuit of bempedoic acid and the bempedoic acid / ezetimibe combination tablet as LDL-C or cardiovascular risk lowering therapies;
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
•the accuracy of our estimates of the size and growth potential of the LDL-C and cardiovascular risk lowering markets and the rate and degree of bempedoic acid and the bempedoic acid / ezetimibe combination tablet's market acceptance in the United States and in Europe, and, if approved, in other territories;
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
•the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from, among others, the outbreak of COVID-19 or an inflationary environment, which could harm our commercialization efforts, as well as the value of our common stock and our ability to access capital markets; and
•our ability to compete with other companies that are, or may be, developing or selling products that may compete with bempedoic acid and the bempedoic acid / ezetimibe combination tablet, in the United States and in Europe, and, if approved, in other territories.

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
Item 1. Business
Overview
Esperion is a pharmaceutical company singularly focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution and completion of our CLEAR Outcomes trial as well as advancing our pre-clinical pipeline, we continue to evolve into a differentiated, global cardiometabolic biotech. Our team of lipid experts are dedicated to lowering bad cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. Our first two products were approved by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and Swiss Agency for Therapeutic Products, or Swissmedic, in 2020. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are oral, once-daily, non-statin, LDL-C lowering medicines for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

We recently completed a global cardiovascular outcomes trial, or CVOT, —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with over 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, we announced that the study had met its primary endpoint. We anticipate reporting full results from the study at ACC.23 Annual Scientific Session & Expo together with the World Congress of Cardiology (ACC.23/WCC) on March 4, 2023. We intend to use results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe and other territories and plan to submit applications for such regulatory approvals in the first half of 2023.

On November 23, 2022, we entered into a waiver and amendment to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, in which we agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million from our restricted cash account (the “Partial Call”). Under this amendment, the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778. Refer to Note 10 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
Product Overview
NEXLETOL® is a first-in-class ATP Citrate Lyase, or ACL, inhibitor that lowers LDL-C by reducing cholesterol biosynthesis and up-regulating the LDL receptors. Completed Phase 3 studies conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, demonstrated an average 18 percent placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. NEXLETOL was approved by the FDA in February 2020 as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C.
NEXLIZET® contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. Phase 3 data demonstrated NEXLIZET lowered LDL-C by a mean of 38 percent compared to placebo when added on to maximally tolerated statins. NEXLIZET was approved by the FDA in February 2020 as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C.
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
Cardiovascular Disease and Elevated LDL-C
Cardiovascular disease, which includes heart attacks, strokes and other cardiovascular events, represents the number one cause of death globally. The American Heart Association, or AHA, has estimated there are approximately 875,000 deaths in the United States annually caused by cardiovascular disease in its 2022 Heart Disease and Stroke Statistics update.
Elevated LDL-C is well-accepted as a significant risk factor for cardiovascular disease. In the U.S. there are 96 million people, or more than 37 percent of the U.S. adult population, that have elevated levels of LDL-C. A consequence of elevated LDL-C is atherosclerosis, which is a disease characterized by the deposition of excess LDL and other similar lipid-containing particles in the walls of arteries. This process leads to the formation of atherosclerotic plaque lesions in the artery walls. Depending upon their location, continued progression of atherosclerotic plaques can lead to heart attacks, strokes and peripheral artery disease. The risk relationship between elevated LDL-C and cardiovascular disease was first defined by the Framingham Heart Study, which commenced in 1948 to define factors that contributed to the development of cardiovascular disease. The study enrolled participants who did not have any form of cardiovascular disease and followed them over a long period of time. Elevated LDL-C was identified early on as a key risk factor for the eventual development of cardiovascular disease. Since then, numerous additional studies across a variety of settings have reinforced this relationship.

The first marketed statin, lovastatin, was approved for use in the United States in 1987 as a therapy to lower elevated LDL-C levels. That same year, the National Cholesterol Education Program issued its first guidelines for the diagnosis and treatment of patients with elevated LDL-C. Over the subsequent 22 years, seven more statins were approved for use to lower elevated LDL-C levels.
In 1994 the first cardiovascular outcomes study with a statin was published. This study demonstrated a significant reduction in risk for total mortality and major cardiovascular events. A series of additional clinical outcomes studies with statins have each shown that lowering elevated LDL-C translated into reduced risk for major cardiovascular events and established the benefit of LDL-lowering in a broad range of patients. The relationship between the extent of absolute LDL-C lowering and reduction in cardiovascular risk appeared to be linear, which has supported a hypothesis that lower LDL-C is associated with lower cardiovascular risk. This hypothesis was tested and proven in the TNT (Treating to New Targets) study where an on-treatment LDL-C level of 77 mg/dL associated with 80 mg of atorvastatin treatment translated into a statistically significant 22% reduction in risk of major cardiovascular events as compared with the 101 mg/dL on-treatment LDL-C level associated with 10 mg of atorvastatin.

Examples of Major Completed Clinical Outcomes Studies with Statin Therapies

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
In 2017 and 2018, the results of two CVOTs that utilized monoclonal antibodies that targeted PCSK9 (a key regulator of LDL receptor expression) were reported. The FOURIER study enrolled 27,564 patients with prior ASCVD and LDL-C levels >70 mg/dl receiving background statin therapy. Patients were then blindly randomized to receive evolocumab or placebo and followed until at least 1630 key secondary endpoints (cardiovascular death, myocardial infarction or stroke) occurred. In a patient population with a median baseline LDL-C level of 92 mg/dl, evolocumab reduced LDL-C by 59% as compared to placebo resulting in a 56 mg/dl absolute difference. This reduction in LDL-C translated to a 15% reduction in the primary endpoint (cardiovascular death, myocardial infarction, stroke, hospitalization for unstable angina, or coronary revascularization). Similarly, the ODYSSEY Outcomes study enrolled 18,924 patients who had an acute coronary syndrome 1 to 12 months prior to study entry and LDL-C levels >70 mg/dl on high-intensity statin treatment. Patients were blindly randomized to receive alirocumab or placebo and followed until at least 1,613 patients experienced a primary endpoint of death from coronary heart disease, nonfatal myocardial infarction, fatal or nonfatal ischemic stroke or unstable angina requiring hospitalization. From a mean baseline of 92 mg/dl, LDL-C levels were reduced by 62.7% as compared to placebo, to a mean of 38 mg/dl. This treatment resulted in a 15% relative risk reduction in the primary MACE endpoint. Together, these trials demonstrated the cardiovascular risk reduction benefits of a second non-statin mechanism for lowering LDL-C levels.

The direct relationship between lower LDL-C levels and reduced risk for major cardiovascular events has been consistently demonstrated in at least 27 statin cardiovascular outcomes studies involving more than 175,000 patients. A patient-level metanalysis of these studies have demonstrated a strong, consistent relationship between absolute risk reduction in LDL-C and the reduction in risk for major cardiovascular events. Overall, it was observed that for every 1 mmol/L (38.7 mg/dl) reduction in LDL-C, there was a 22% reduction in the risk for major cardiovascular events. As a result, physicians are highly focused on lowering LDL-C levels in their patients, and we believe there is a trend towards even more aggressive LDL-C lowering. For example, in the United States, increased attention has been placed on aggressive LDL-C management by organizations such as the AHA and the American College of Cardiology, or ACC. Additionally, both the Canadian Cardiovascular Society and the Joint British Societies have supported even lower LDL-C treatment targets for high-risk patients. This has led to the combination of statins with non-statin medicines such as ezetimibe and PCSK9 inhibitors for certain patients to reach their LDL-C goals.

In November 2018, the ACC and the AHA issued new guidelines for the treatment of elevated LDL-C. Overall these guidelines recognize four separate patient populations that physicians should focus on for LDL-C treatment: 1) Secondary ASCVD, 2) Severe Hypercholesterolemia (LDL-C >190 mg/dl), 3) Diabetes Mellitus in Adults and 4) Primary Prevention. For the first time since 2013, the guidelines returned to including specific, numerical LDL-C treatment thresholds for patients. The guidelines directed physicians to continue to focus on LDL-C lowering to reduce risk in primary and secondary prevention patients, and maintain adequate LDL-cholesterol levels of 70 mg/dL for patients at very high-risk for future cardiovascular events and 100 mg/dL for patients without a history of ASCVD. The guidelines call for using statins as the initial treatment to achieve LDL-C thresholds, and then consider adding non-statin medicines for those patients still above their LDL-C treatment threshold level.

For the first time in an LDL-C guideline, these 2018 recommendations encouraged physicians to consider the cost-effectiveness of drug treatment options, specifically referencing the relatively low cost-effectiveness of PCSK9 inhibitors. In addition, the guidelines also recommended that primary prevention patients with diabetes start with a moderate-intensity statin, increasing to a high-intensity statin if needed. Non-statin drugs could be added to achieve LDL-C lowering of >50%. Furthermore, in higher risk primary prevention patients who need aggressive LDL-C lowering, and in whom a high intensity statin is not acceptable or tolerated, adding non-statin medicines is reasonable. In patients with statin-associated side effects, use of non-statins (with initial preference to oral drugs) is recommended.

2018 AHA/ACC Guidelines on the Management of Blood Cholesterol

Patient Cardiovascular Disease Risk	LDL-C Threshold for Treatment
Patients with ASCVD	≥70 mg/dL
Patients with LDL-C >190 mg/dL at baseline and/or HeFH	≥100 mg/dL
Patients with diabetes	≥70 mg/dL
Primary prevention patients	Dependent upon age and risk level
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
As described in currently approved U.S. prescribing information, PCSK9 inhibitors have demonstrated reductions of LDL-C when added on to maximally tolerated statin therapy in patients with HeFH and/or ASCVD of up to 64%. When PCSK9 inhibitors were used in patients with hypercholesterolemia considered to be statin intolerant, LDL-C levels were reduced by 45-56%. PCSK9 inhibitors’ U.S. prescribing information also now includes an indication for the reduction in risk of myocardial infarction, stroke and coronary revascularization in patients with established cardiovascular disease. In addition, evolocumab and alirocumab are indicated for use alone or in combination with other lipid-lowering agents for patients with primary hyperlipidemia, including familial and nonfamilial hypercholesterolemia. Notwithstanding the LDL-C lowering efficacy of PCSK9 inhibitors, we believe their adoption by patients, physicians, and payors could be adversely impacted by their higher cost, notwithstanding recent price reductions, substantial prior authorization processes, and their injectable route of administration.
Additional Injectable PCSK9 Inhibitors
Novartis AG developed inclisiran and the new drug application, or NDA, for inclisiran was submitted to the FDA in December 2019. Inclisiran (which is marketed in the U.S. as Leqvio®) received FDA approval on December 22, 2021. Unlike the PCSK9 antibodies from Regeneron Pharmaceuticals and Sanofi and Amgen, inclisiran is a long-acting RNA interference therapeutic agent that inhibits the synthesis of PCSK9. Findings from clinical studies suggest that inclisiran may be dosed every 6 months, with a 3 month timeframe only between the first and second dose. Like the PCSK9 antibodies, inclisiran is an injectable therapy that lowers LDL-C between 45% to 58% in Phase 3 clinical testing. In November 2019, Novartis AG acquired The Medicines Company. The Medicines Company initiated the ORION-4 trial in October 2018 which is designed to evaluate cardiovascular outcomes in 15,000 people being treated with inclisiran or placebo.

Triglyceride Lowering Therapy
Icosapent ethyl is ethyl esters of the omega-3 fatty acid, eicosapentaenoic acid, or EPA, obtained from fish oil. Its potential mechanisms of action include increased β-oxidation, inhibition of acyl-CoA:1,2-diacylglycerol acyltransferase, or DGAT, decreased lipogenesis in the liver, and increased plasma lipoprotein lipase activity. Icosapent ethyl is an oral drug that is administered daily in 4 grams per day taken as four 0.5-gram capsules or two 1-gram capsules twice daily with food. In 2012, the FDA approved icosapent ethyl, which was developed by Amarin Corporation, as an adjunct to diet to reduce triglyceride, or TG, levels in adult patients with severe (≥ 500 mg/dL) hypertriglyceridemia. In clinical trials, icosapent ethyl lowered triglycerides by approximately 27 percent.
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

Other Clinical Studies
Global Cardiovascular Outcomes Trial—CLEAR Outcomes
CLEAR Outcomes was a Phase 3, event driven, randomized, multicenter, double-blind, placebo-controlled clinical study designed to evaluate whether treatment with bempedoic acid reduces the risk of cardiovascular events in patients with statin intolerance who have cardiovascular disease or are at high risk for cardiovascular disease. The primary endpoint of the study was the effect of bempedoic acid on major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes was designed to provide 90 percent power to detect an approximately 15 percent relative risk reduction in the primary endpoint in the bempedoic acid treatment group as compared to the placebo group.
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
CLEAR Outcomes concluded once the predetermined number of MACE endpoints occurred. We initiated CLEAR Outcomes in December 2016 and completed enrollment in August 2019. The expected average treatment duration will be 3.75 years with a minimum treatment duration of approximately 2.25 years.
On December 7, 2022, we announced that the study had met its primary endpoint. We anticipate reporting full results from the study at ACC.23/WCC on March 4, 2023. We intend to use results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe and other territories and plan to submit applications for such regulatory approvals in the first half of 2023.

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
During the year ended December 31, 2022, we recognized $55.9 million in net product sales of NEXLETOL and NEXLIZET and $19.6 million in collaboration revenue, primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. During the year ended December 31, 2021, we recognized $40.0 million in net product sales of NEXLETOL and NEXLIZET and $38.4 million in collaboration revenue, related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, sales of bulk tablets under supply agreements, and royalty revenue received from collaboration partners.
If we fail to complete the development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet (including obtaining additional potential indications), or any other product candidates we may develop, and do not secure additional approvals from regulatory authorities in the U.S., Europe and other territories, our ability to generate future revenue and our results of operations and financial position may be adversely affected.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2022, were $118.9 million, which was primarily related to clinical development costs relating to the CLEAR Outcomes CVOT and compensation related costs, including stock-based compensation.
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
We expect our selling, general and administrative expenses to increase at the end of 2023 after we report full results from the CLEAR Outcomes trial in connection with potential additional global regulatory submissions for new product indications, expanded commercialization and market access initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount.
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
Intellectual Property
We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking and maintaining patents intended to cover our products and compositions, their methods of use and any other inventions that are important to our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
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
As of December 31, 2022, our patent estate, including patents we own, on a worldwide basis, included approximately 26 issued United States patents and 16 pending United States patent applications and over 25 issued patents and over 130 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. We have requested a five year patent term extension of U.S. Patent No. 7,335,799, and we believe that this patent could be the subject of an additional six month pediatric exclusivity period. In addition, U.S. Patent Nos. 9,000,041, 8,497,301, 9,624,152, 10,118,881 and 10,941,095, which are scheduled to expire in December 2023, claim methods of using bempedoic acid. There are currently seven issued patents in countries outside the United States, including, Brazil, Canada, Europe, Japan and Mexico, that relate to bempedoic acid and its use. Furthermore, of the seven granted patents, we have two granted European patents that have been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We are seeking five year patent term extensions via supplementary protection certificates for 24 national patents validated from one of the granted European patents, which, if approved, could extend our patent protection in those countries until 2028. Additionally, we have one patent family that includes U.S. Patent No. 11,407,705, directed to the method of manufacturing high purity bempedoic acid, one pending U.S. patent application directed to the same, two pending U.S. patent applications directed to compositions of matter of high purity bempedoic acid, and 25 pending patent applications outside of the United States. U.S. Patent No. 11,407,705 and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating familial hypercholesterolemia with the bempedoic acid / ezetimibe combination tablet are claimed in U.S. Patent No. 10,912,751 that is scheduled to expire in March 2036. We also have one pending U.S. patent application and 7 issued patents and 17 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. Additionally, we have one pending U.S. patent application and 25 pending applications outside of the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, one pending U.S. patent application, and six issued patents and 21 pending applications outside the U.S., with claims directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using said fixed dose combinations.

In addition to the patents we own, we also hold an exclusive, worldwide, fully paid-up license on any residual background intellectual property not transferred from Pfizer pursuant to the asset transfer agreement.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing a non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. We have submitted a request for a patent term extension in the United States for U.S. Patent No. 7,335,799 and have been seeking supplementary protection certificates for one of the granted, counterpart European patents. However, the applicable authorities, including the FDA and the U.S. Patent and Trademark Office, or USPTO, in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued U.S. patents, including patent term extensions we may be eligible for, will expire on dates ranging from 2023 to mid-2031. However, the actual protection afforded by a patent varies on a claim by claim basis for each applicable product, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced to assess compliance with current good manufacturing practices, or cGMP;
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
Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both the NIH and FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

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
In the U.S., once a drug is approved, its manufacturing is subject to comprehensive and continuing regulation by the FDA. FDA regulations require that drugs be manufactured in specific facilities per the NDA approval and in accordance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our approved drug and drug candidates in accordance with cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacturing and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural, and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories, or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute drugs manufactured, processed, or tested by them. Discovery of problems with a drug after approval may result in restrictions on a drug, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the drug from the market, and may require substantial resources to correct.

The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans, and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug, such as the FDA has imposed and we have agreed to for NEXLETOL and NEXLIZET. Specifically, as part of our NEXLETOL and NEXLIZET approval, the FDA has required both a pharmacokinetics / pharmacodynamics, or PK/PD, and Phase 3 study evaluating bempedoic acid in patients with HeFH aged 10 years to less than 18 years, a worldwide descriptive study that collects prospective and retrospective data in women exposed to NEXLETOL and NEXLIZET during pregnancy to assess the risk of pregnancy and maternal complications, adverse effects on the developing fetus and neonate, and adverse effects on the infant through the first year of life, a lactation study to analyze milk in lactating women who have received therapeutic doses of NEXLETOL and NEXLIZET, and that we complete the CLEAR CVOT trial.
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
Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time, diligently spent, between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We applied for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration dates, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA; however, there can be no assurance that any such extension will be granted to us.

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

As a result, the coverage determination process may be a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NEXLETOL and NEXLIZET or any future approved drugs to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Net prices for NEXLETOL and NEXLIZET or any future approved drugs may also be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.

In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter is incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program or could require us to issue refunds to 340B covered entities.

Significant civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to CMS, or if we fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also can be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. We cannot assure you that our submissions will not be found by CMS or HRSA to be incomplete or incorrect.

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
The Medicaid Drug Rebate Program, or MDRP, requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. The ACA made several changes to the MDRP, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate percentage on most branded prescription drugs of average manufacturer price, or AMP, and adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new methodology by which rebates owed are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.
In March 2010, the ACA became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA, among other things, increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70%, effective January 1, 2019, by the Bipartisan Budget Act of 2018) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

•In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children's hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Since its inception, there have been multiple changes to the 340B drug pricing program. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the fiscal years 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals' decision, holding that HHS's 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. It is unclear how these developments may impact the sale of our current and future products and the rates that we may charge in the future. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

The Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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
In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:
•The Budget Control Act of 2011, or BCA, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.

•The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient support programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to a court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The IRA further delayed implementation of this rule to January 1, 2032.

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

•The federal Physician Payments Sunshine Act, or Sunshine Act, enacted as part of the ACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the HHS under the Open Payments Program, information related to payments and other "transfers of value" provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require the reporting of payments or other transfers of value. Many of these state laws differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
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
In California, the California Consumer Privacy Act, or CCPA, was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, creates new individual privacy rights and protections for California consumers (as defined in the law), and places increased privacy and security obligations on entities handling personal data of consumers or households. Further, a new California privacy law amending the CCPA, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. As of January 1, 2023, the CPRA has created additional obligations with respect to processing and safeguarding personal information. The CCPA and CPRA provide for civil penalties for violations and a private right of action for data breaches. Among other provisions, the CCPA and CPRA require covered "business" to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA and CPRA may impact our business activities if we become a "business" regulated by the scope of the CCPA and CPRA or a service provider to a regulated business.

In addition to the CCPA and CPRA, new privacy and data security laws have been enacted in a number of states and proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the U.S., to help patients access our approved products, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS OIG. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. On May 17, 2022, the U.S. District Court for the District of Columbia granted PhRMA’s motion for summary judgment invalidating the accumulator adjustment rule.

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

In the event we conduct clinical trials in the European Economic Area (“EEA”) and United Kingdom (“UK”), we will be subject to additional data protection restrictions. The collection and use of personal data in the EEA, is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data of data subjects in the EEA by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR sets forth data protection obligations for data controllers of personal data, including stringent requirements relating to notifying data subjects about how their personal data is being handled and how they can exercise their data protection rights, ensuring there is a valid legal basis to process personal data (if this is consent, the requirements for obtaining consent carries a higher threshold), requirements to conduct privacy impact assessments for certain “high risk” processing, requirements to appoint a data protection officer where sensitive personal data is processed on a “large scale”, limitations on retention of personal data, mandatory data breach notification in certain circumstances, requirements to ensure appropriate technical measures are in place to safeguard personal data, and “privacy by design” requirements, and also creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenues for the preceding financial year, or €20,000,000, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes to ensure compliance with the new data protection rules.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set forth the UK’s data protection regime, which is independent from but aligned to the EU’s GDPR. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

European Union Drug Development
Similar to the U.S., the various phases of preclinical and clinical research in Europe are subject to significant regulatory controls.
In April 2014, the EU adopted a new Clinical Trials Regulation 536/2014, or the Regulation, which replaced the previous Clinical Trials Directive on January 31, 2022. The new Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor can submit a single application for approval of a clinical trial in various Member States via an EU portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other Member States in which the clinical trial is to take place (such Member States being referred to as the Member States Concerned). If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all Member States Concerned. However, a Member State Concerned can, in limited circumstances, declare an "opt-out" from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU portal.
Marketing Authorization
In the EU, medicinal products can only be commercialized after obtaining an EU marketing authorization. There are two types of marketing authorizations.
The first is the centralized marketing authorization, which is issued by the European Commission through the centralized procedure, or CP, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP of the EMA. A centralized marketing authorization is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The CP is mandatory for specific products, including for medicinal products produced by certain biotechnological processes, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), products designated as orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of HIV or AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The CP is optional for drugs containing a new active substance not yet authorized in the EU, or for drugs that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.
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

Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the UK and EU have signed an EU-UK Trade and Cooperation Agreement, or the TCA, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations in many ways, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

For example, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized EU authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized authorization, including NILEMDO and NUSTENDI, were automatically converted to GB marketing authorizations on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the UK or GB.
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
Human Capital Resources
In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Esperion a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees. As of December 31, 2022, we had 199 full-time employees. Nine of our employees have Ph.D. degrees, two have M.D. degrees and five have PharmD degrees. 43 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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

Facilities
Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 19,400 square feet of office space. We have entered into an amendment to our current lease agreement that, effective as of November 1, 2023, will reduce our leased office space to approximately 11,500 square feet. We believe that our existing facilities are adequate for our current needs.

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
Risks Related to Impact of Uncertain Capital Markets

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

On August 3, 2021, we commenced an at-the-market, or ATM, program to raise capital under an automatically effective registration statement on Form S-3ASR, which was replaced on April 15, 2022 with a new registration statement on Form S-3. Under our current ATM program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $70 million, through one or more at-the-market offerings. Given the volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

Our operations consume substantial amounts of cash, and our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

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
In 2022, we generated $55.9 million in revenues from the sale of products in the U.S. Our lead products, NEXLETOL (bempedoic acid) tablet and NEXLIZET (bempedoic acid and ezetimibe) tablet, were approved by the FDA in February 2020. NEXLETOL became commercially available in the U.S. in March 2020 and NEXLIZET became commercially available in the U.S. in June 2020. On April 6, 2020, we announced that the EC approved NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) tablet for the treatment of hypercholesterolemia and mixed dyslipidemia. The decision is applicable to all 27 European Union member states plus the United Kingdom, Iceland, Norway and Liechtenstein. NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) are the branded product names for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe. Since 2020, Daiichi Sankyo launched NILEMDO and NUSTENDI in multiple EU countries. There is no assurance that the commercial launches will be successful or that additional launches will occur on the timing we anticipate. We may encounter delays or hurdles related to our launches that affect timing.
Our business currently depends heavily on our ability to successfully commercialize NEXLETOL and NEXLIZET in the U.S. to treat patients as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. We may never be able to successfully commercialize the products or meet our expectations with respect to revenues. Prior to our launch in March 2020, we had never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built and may alter to commercialize these products in the U.S. will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with HeFH or established ASCVD who require additional lowering of LDL-C. We may also encounter challenges related to reimbursement of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering each product. Additionally, coverage by a third-party payor does not guarantee reimbursement. For example, the terms of certain agreements require or may require practitioners to seek prior authorization from the third-party payor. Payors have implemented prior authorization requirements for our products which has impacted utilization and, thus, our ability to generate revenue from commercial sales of NEXLIZET and NEXLETOL in the United States. The Company implemented a prior authorization support program to support patients and physician practices in facilitating prior authorizations. In addition, we have created a bridge program for patients who have been prescribed our product but are experiencing delays in obtaining insurance coverage. If patients continue to experience difficulty in obtaining prior authorization for our products and/or our programs on a timely basis, this may adversely impact ongoing sales of our products.
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
We are not permitted to market our product candidates in the U.S. or in Europe for any other indication until we receive approval of an NDA supplement from the FDA, Marketing Authorisation Application, or MAA, from the EC, or in any other foreign countries until we receive the requisite approval from such countries. Additionally, we may decide to submit a supplemental NDA or MAA in the future for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for other indications, such as our planned submissions for a CVD risk reduction indication in the U.S. and Europe. As a condition to submitting an NDA supplement or MAA for bempedoic acid to treat patients with hypercholesterolemia for a CVD risk reduction indication, we have completed the CLEAR Outcomes CVOT, and we intend to use the data from this trial to support future regulatory submissions.

Obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet for many reasons, including, among others:
•the FDA, EMA or any other regulatory authorities may change their approval policies or adopt new regulations;
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
•we may not be able to demonstrate that bempedoic acid and the bempedoic acid / ezetimibe combination tablet are safe and effective in reducing cardiovascular risk or in treating patients with hypercholesterolemia to the satisfaction of the FDA, EMA or any other regulatory agency;
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
•develop and maintain successful strategic alliances; and
•manage our spending for clinical trials, marketing approvals, and commercialization.
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
We have scaled up our manufacturing process for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in order to meet our estimated commercial requirements. We do not currently own or operate manufacturing facilities for the production of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any future drug candidates that may be approved in the future. We rely on sole source third-party suppliers to manufacture and supply bempedoic acid and the bempedoic acid / ezetimibe combination tablet which may not be able to produce sufficient inventory to meet commercial demand in a cost-efficient, timely manner, or at all. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drugs. As a result, there can be no assurances that we will be able to obtain sufficient quantities of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.
Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe, and even if we receive such approval in other markets, we may still face future development, ongoing regulatory oversight and regulatory difficulties.
Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe, and even if we receive such approval in other markets, regulatory authorities may still impose significant restrictions on bempedoic acid or the bempedoic acid / ezetimibe combination tablet’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet will also be subject to ongoing FDA requirements governing the packaging, storage, labeling, advertising and promotion of the product, recordkeeping and submission of safety updates and other post-marketing information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug product. For example, as part of our NEXLETOL and NEXLIZET approval, the FDA has required both a PK/PD and Phase 3 study evaluating bempedoic acid in patients with HeFH aged 10 years to less than 18 years, a worldwide descriptive study that collects prospective and retrospective data in women exposed to NEXLETOL and NEXLIZET during pregnancy to assess the risk of pregnancy and maternal complications, adverse effects on the developing fetus and neonate, and adverse effects on the infant through the first year of life, and a lactation study to analyze milk in lactating women who have received therapeutic doses of NEXLETOL and NEXLIZET.
The EMA and other foreign regulatory authorities may impose similar requirements on bempedoic acid or the bempedoic acid / ezetimibe combination tablet as those described above with respect to the FDA.
Manufacturers of drug products and their facilities are subject to continual review and periodic unannounced inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices and other regulations. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Additionally, if we or a regulatory agency discover problems with bempedoic acid or the bempedoic acid / ezetimibe combination tablet, such as adverse events of unanticipated severity or frequency, or problems with the facility where bempedoic acid or the bempedoic acid / ezetimibe combination tablet is manufactured, a regulatory agency may impose restrictions on bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the manufacturer or us, including requiring withdrawal of bempedoic acid or the bempedoic acid / ezetimibe combination tablet from the market or suspension of manufacturing. Additionally, under the Food and Drug Omnibus Reform Act of 2020, or FDORA, sponsors of approved drugs must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. If we, bempedoic acid or the bempedoic acid / ezetimibe combination tablet or the manufacturing facilities for bempedoic acid or the bempedoic acid / ezetimibe combination tablet fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

If the FDA, EMA or other comparable foreign regulatory authorities approve generic or other versions of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the sales of our approved products could be adversely affected.

Once a new drug application, or NDA, is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act to the Federal Food, Drug, and Cosmetic Act, or FDCA, a company may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

Under the Hatch-Waxman Act, a company may also submit an NDA under Section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the reference listed drug has expired. For example, a new drug containing a new chemical entity, or NCE, may be eligible for five years of marketing exclusivity in the United States following regulatory approval if that drug is classified as a new chemical entity, or NCE. A drug can be classified as a NCE if the FDA has not previously approved any other drug containing the same active moiety.

In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed in the Orange Book. If there are patents listed in the Orange Book for a product, an ANDA or 505(b)(2) applicant that seeks to market its product before expiration of the innovator drug patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability, or claiming non-infringement, of the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months, or as lengthened or shortened by a court.

Accordingly, competitors could file ANDAs for generic versions or 505(b)(2) NDAs that reference our NEXLETOL and NEXLIZET products, which were granted marketing approval by the FDA on February 21, 2020 and February 26, 2020, respectively. For example, given that NEXLETOL was granted market exclusivity by the FDA on February 21, 2020, an ANDA or 505(b)(2) NDA referencing our NEXLETOL NDA may not be submitted to the FDA until the expiration of five years, e.g., February 21, 2025, unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic or 505(b)(2) product, in which case the applicant may submit its application four years following approval of the reference listed drug, e.g., February 21, 2024, for NEXLETOL. Competitors may seek to launch generic or 505(b)(2) versions of NEXLETOL following the expiration of the applicable exclusivity period for NEXLETOL, even if we still have regulatory exclusivity and/or patent protection for NEXLETOL, and the same could happen for any of our other drug products upon approval. Competition that NEXLETOL could face from an approved generic and other versions of NEXLETOL could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing NEXLETOL. The same could happen for NEXLIZET.

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

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to these rules will affect our business.

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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the scope of coverage and the price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. This legislation may pose an even greater risk to bempedoic acid and the bempedoic acid / ezetimibe combination tablet than some other pharmaceutical products because a significant portion of the patient population for bempedoic acid and the bempedoic acid / ezetimibe combination tablet is over 65 years of age and, therefore, many such patients will be covered by Medicare.
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
In the event we decide to continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation 2016/679, or EU GDPR, which became effective on May 25, 2018. Following the United Kingdom’s (“U.K.”) withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the EU GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (“U.K. GDPR” and, together with the EU GDPR, “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, where required obtaining consent of the individuals to whom the personal data relates or ensuring there is another valid legal basis to process the personal data, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, maintaining records of processing activities and documenting data protection impact assessments where there is high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K., including the United States (see below), and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million GBP) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European and U.K. activities.

Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with European and U.K. data protection laws. On June 4, 2021, the European Commission (EC) issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The U.K. is not subject to the EC’s new standard contractual clauses but has published its own standard clauses, which enable transfers from the U.K. We may be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA, to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure.

In addition, California enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies' data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General beginning on July 1, 2020. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA or a service provider to a regulated business.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”). The CDPA became effective January 1, 2023. The CDPA regulates how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CPA will become effective July 1, 2023. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. In addition, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act into law, which will take effect on December 31, 2023 and on May 10, 2022, Connecticut’s Governor signed an Act Concerning Personal Data Privacy and Online Monitoring into law. This measure will become effective July 1, 2023.

In addition to these laws, many other states have proposed or enacted their own versions of a broad consumer privacy law. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. The effects of the CCPA, and other similar state laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as bempedoic acid or the bempedoic acid / ezetimibe combination tablet. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For instance, we received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C, the first indication we pursued. Based on the results of the CLEAR Outcomes CVOT, we expect to seek a cardiovascular risk reduction indication in the U.S., Europe and other jurisdictions. Physicians may in their practice prescribe bempedoic acid and the bempedoic acid / ezetimibe combination tablet to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to public advisory or enforcement letters, reputational damage, and significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion under both the Federal Anti-kickback Statute and False Claims Act and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of bempedoic acid and the bempedoic acid / ezetimibe combination tablet across various promotional media and outreach activities to ensure it remains consistent with its approved labeling, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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
The commercial success of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe, and, if approved, by other regulatory authorities, in other countries in which we pursue regulatory approval, will depend upon the awareness and acceptance of bempedoic acid and the bempedoic acid / ezetimibe combination tablet among the medical community, including physicians, patients and healthcare payors. Market acceptance of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a number of factors, including, among others:
•bempedoic acid and the bempedoic acid / ezetimibe combination tablet’s demonstrated ability to treat patients on maximally tolerated statin therapy for LDL-C lowering, or bempedoic acid and the bempedoic acid / ezetimibe combination tablet’s ability to achieve CV risk reduction, as compared with other available therapies;

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
Even though we have obtained marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe, physicians and patients using other LDL-C or CV risk lowering therapies may choose not to switch to our products.
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
Despite the implementation of security measures, our internal computer systems and those of our third-party clinical research organizations and other contractors and consultants are vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures, and sophisticated cyber-attacks, including the theft and subsequent misuse of employee credentials, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing). While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for bempedoic acid or the bempedoic acid / ezetimibe combination tablet could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or our products and product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed and the commercialization of our products could be impacted.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks, or physical facilities in which data is stored or through which data is transmitted, of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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
On December 22, 2017, the TCJA was signed into law. The TCJA made major changes to the taxation of corporations, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The TCJA included a number of tax provisions that were subjected to sunset for tax years beginning after December 31, 2021. Companies are required to capitalize all domestic and foreign research and development expenditures (including software development costs), and amortize them over a 5 or 15 year period, respectfully. Additionally, taxpayers are no longer able to add back depreciation, amortization, and depletion into their computation of adjusted taxable income when calculating the limitation of deductible business interest expense.

In the third quarter of 2022, Pennsylvania House Bill 1342 was enacted, which in part phased in a corporate net income tax (CNIT) rate reduction over nine years. The CNIT rate for the 2022 tax year is 9.99%. The CNIT rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.5% annually until it reaches 4.99% for the 2031 tax year and each year thereafter. The company assessed the impact of the law change but do not expect that it will have a material impact on the financial statements.

On August 16, 2022, H.R. 5376 (commonly called the Inflation Reduction Act of 2022) was signed into law, which, among other things, implemented a corporate alternative minimum tax (CAMT) of 15 percent on book income of certain large corporations. The CAMT imposes a minimum tax on net income adjusted for certain items prescribed by the legislation and is effective for tax years beginning after December 31, 2022. The company does not anticipate being subjected to the new CAMT.

It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations, and rulings may be enacted, promulgated, or issued, which could result in an increase in our or our shareholders' tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our business. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards may be subject to limitation.
At December 31, 2022, we had United States federal net operating loss carryforwards of approximately $950.8 million and state net operating loss carryforwards of approximately $698.4 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws in those years. Some of the U.S. Federal and State net operating loss and credit carryforwards are subject to annual limitations due to ownership changes. The annual limitation may result in the expiration of net operating losses or credit carryforwards before utilization. As of result of stock transactions, we expect the Company experienced an ownership change in 2021. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to further limitations.

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
Risks Related to Clinical Development, Regulatory Review, and Approval of Our Drugs and Future Drug Candidates
Failures or delays in the completion of any of our future clinical trials could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
In December 2022, we announced completion of the CLEAR Outcomes CVOT. In the future, we may conduct additional clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as well as clinical studies of additional product candidates we may develop. The conduct and completion of any of our future clinical studies can be delayed or prevented for a number of reasons, including, among others:

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
Positive results from completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet are not necessarily predictive of the full results of our CLEAR Outcomes CVOT of bempedoic acid or any other of our future clinical studies, nor do they guarantee approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet by the FDA, EMA or any other regulatory agency for additional indications such as a CVD risk reduction indication. Although we have announced positive topline results from our CLEAR Outcomes CVOT, we may be unable to successfully obtain regulatory approval for and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet for additional indications.
There is a high failure rate for drugs proceeding through clinical studies. The positive results from our completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and our Phase 3 1002FDC-053 clinical study of the bempedoic acid / ezetimibe combination tablet may not be replicated in our CLEAR Outcomes CVOT or any future studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, nor do the positive topline results we announced from our CLEAR Outcomes CVOT in December 2022 guarantee approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet by the FDA for additional indications such as a CVD risk reduction indication, or by the EMA or any other regulatory authorities for any future indications in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results earlier in development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. If we fail to obtain positive results in any future clinical studies, the regulatory status of our product candidates or future product candidates, and correspondingly, our business and financial prospects, may be materially adversely affected.

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
Changes in regulatory requirements, FDA or EMA guidance or unanticipated events may occur, which may result in changes to clinical study protocols or additional clinical study requirements, which could result in increased costs to us and could delay our development timeline.
Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA or EMA may impose additional clinical study requirements. Significant amendments to our clinical study protocols may require resubmission to the FDA and/or IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of these studies. If we are required to conduct clinical studies in addition to our CVOT to support a CV risk reduction indication, the commercial prospects for bempedoic acid and the bempedoic acid / ezetimibe combination tablet may be harmed and our ability to generate product revenue will be impaired. Even though we have completed our CVOT, we may not ultimately be able to demonstrate sufficient clinical benefits from bempedoic acid or the bempedoic acid / ezetimibe combination tablet, and our failure to do so may delay or hinder our ability to obtain FDA or EMA approval for a CV risk reduction indication.
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
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have included organizing and staffing our company, conducting research and development activities for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as well as commercializing these products. Since the launch of our products, we have generated $108.9 million in revenue from product sales in the U.S. We have obtained regulatory approval for both products from the FDA in the U.S., the EC in Europe and Swissmedic in Switzerland, but have not received approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet from any other regulatory agency. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock and warrants, convertible promissory notes and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements, and we have incurred losses in each year since our inception. Our net losses were $233.7 million and $269.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $1.3 billion. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from selling, general and administrative costs associated with our operations. We will continue to manage our spending for clinical trials, marketing approvals, and commercialization, and we may attempt to secure additional cash resources or reduce spend in certain areas as needed to continue commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future related to our research and development and commercialization activities, as well as other related personnel and activities. Our research and development expenses are expected to be reduced in the foreseeable future after we report the full results of the CLEAR Outcomes CVOT. We expect to continue to incur research and development expenses related to costs associated with obtaining CV risk reduction indications and as they relate to any other early-stage development programs or additional indications we choose to pursue. We also expect to incur significant sales, marketing and outsourced manufacturing expenses and expect further significant general and administration expenses in connection with the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, respectively. Even though bempedoic acid and the bempedoic acid / ezetimibe combination tablet are approved in the U.S. and Europe for commercial sale, and despite expending these costs, bempedoic acid or the bempedoic acid / ezetimibe combination tablet may not be commercially successful drugs. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Risks Related to our Capital Needs
We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
In February 2020 we announced that the FDA approved NEXLETOL and NEXLIZET. In April 2020, we announced that the EC approved NILEMDO and NUSTENDI.
We expect that our continued commercialization efforts and any additional clinical studies that we undertake for the further clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate we pursue will consume substantial additional financial resources. We expect that our existing cash and cash equivalents and proceeds to be received in the future for product sales and under our collaboration agreements are sufficient to fund operations for the foreseeable future. We may look to secure additional cash resources should positive corporate events or milestones provide sufficient opportunities. We may, however, need to secure additional cash resources to continue to fund the commercialization and further clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future capital requirements may be substantial and will depend on many factors including:
•our ability to secure a CV risk reduction indication for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe;

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
•our ability to receive milestone payments from our collaboration partners;
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
The RIPA and the revenue interest stream payable to Oberland could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain revenue interests to Oberland and will not be available to fund future operations. Further, as we failed to achieve the Specified Net Revenue thresholds for the quarter ended September 30, 2021, we deposited $50 million into the Blocked Account, which reduced our unrestricted cash. On November 23, 2022, we entered into Amendment #3 to the RIPA and agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million paid from the Blocked Account.

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
At December 31, 2022, our executive officers, directors, combined with our stockholders who own more than 5% of our outstanding capital stock, and entities affiliated with certain of our directors beneficially owned approximately 67% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
As of December 31, 2022, our patent estate, including patents we own, on a worldwide basis, included approximately 26 issued United States patents and 16 pending United States patent applications and over 25 issued patents and over 130 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. We have requested a five year patent term extension of U.S. Patent No. 7,335,799, and we believe that this patent could also be the subject of an additional six month pediatric exclusivity period. In addition, U.S. Patent Nos. 9,000,041, 8,497,301, 9,624,152, 10,118,881 and 10,941,095, which are scheduled to expire in December 2023, claim methods of using bempedoic acid. There are currently seven issued patents in countries outside the United States, including, Brazil, Canada, Europe, Japan and Mexico, that relate to bempedoic acid and its use. Furthermore, of the seven granted patents, we have two granted European patents that have been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We are seeking five year patent term extensions via supplementary protection certificates for 24 national patents validated from one of the granted European patents, which, if approved, could extend our patent protection in those countries until 2028. Additionally, we have one patent family that includes U.S. Patent No. 11,407,705, directed to the method of manufacturing high purity bempedoic acid, one pending U.S. patent application directed to the same, two pending U.S. patent applications directed to compositions of matter of high purity bempedoic acid, and 25 pending patent applications outside of the United States. U.S. Patent No. 11,407,705 and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating familial hypercholesterolemia with the bempedoic acid / ezetimibe combination tablet are claimed in U.S. Patent No. 10,912,751 that is scheduled to expire in March 2036. We also have one pending U.S. patent application and 7 issued patents and 17 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. Additionally, we have one pending U.S. patent application and 25 pending applications outside the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, one pending U.S. patent application, and six issued patents and 21 pending applications outside the U.S., with claims directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using said fixed dose combinations.

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
We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any other product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings, supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to revocation, opposition or comparable proceedings lodged in various national and regional patent offices, and national courts. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. For example, a European Unified Patent Court (UPC) is scheduled to come into force during 2023. The UPC will be a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents or defend the validity thereof. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Moreover, such interference, re- examination, post-grant review, inter partes review, supplemental examination, opposition, or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

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
Furthermore, it is possible that, in February 2024, one or more of our competitors may file with the FDA, an ANDA for a generic version of, or an 505(b)(2) NDA that references, one or both of bempedoic acid or bempedoic acid / ezetimibe combination tablet, in which the competitor would claim that our patents are invalid or not infringed. Competition that our approved products could face from an approved generic and other versions of our approved products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing bempedoic acid or bempedoic acid / ezetimibe combination tablet. For further details, please see our risk factor entitled “If the FDA, EMA or other comparable foreign regulatory authorities approve generic or other versions of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the sales of our approved products could be adversely affected.”

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
Pursuant to the collaboration arrangement with DSE, we will receive significant commercial and regulatory milestone payments, as well as tiered fifteen percent (15%) to twenty-five percent (25%) royalties on certain net DSE Territory sales. Pursuant to the collaboration arrangement with Otsuka, we will receive significant commercial and regulatory milestone payments, as well as tiered fifteen percent (15%) to thirty percent (30%) royalties on certain net sales in Japan. Pursuant to the collaboration agreement with DS, we will receive significant commercial milestone payments, as well as tiered royalties ranging from five percent (5%) to twenty percent (20%) on net sales in the DS Territory. Similar to these collaboration arrangements, much of the potential revenue from future collaborations may consist of contingent payments, such as payments for achieving regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators’ ability to successfully introduce, market and sell new products, and on our ability to obtain the relevant regulatory approvals. In addition, collaborators may decide to enter into arrangements with third parties to commercialize products developed under collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. DSE, Otsuka, DS and our future collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:
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
We relied on CROs in our prior clinical studies, including our global pivotal Phase 3 clinical studies and our pivotal Phase 3 1002FDC-053 clinical study and the CLEAR Outcomes CVOT, as well as any future clinical studies we may undertake. As a result, we will have less direct control over the conduct, timing and completion of these clinical studies and the management of data developed through the clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:
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
We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with current Good Manufacturing Practices for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our products and product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to commercialize, develop, obtain regulatory approval for or market our products and product candidates. If any contract manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different contract manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our commercialization supply or clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our products and product candidates according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a contract manufacturer may possess technology related to the manufacturing of our products and product candidates that such contract manufacturer owns independently. This would increase our reliance on such contract manufacturer or require us to obtain a license from such contract manufacturer in order to have another contract manufacturer manufacture our product and product candidates. In addition, in the case of the contract manufacturers that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic, including recurring surges, new variants and waves of infection, and the future outbreak of other highly infectious or contagious diseases, could have a material adverse impact on our business, financial condition and results of operations, including the commercial performance of NEXLETOL and NEXLIZET, our commercial performance of NILEMDO and NUSTENDI led by DSE in the EU, and operations and sales in general.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development and commercialization activities. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. New variants of coronavirus have continued to emerge, including, for example, the Omicron strain at the end of 2021. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve as additional cases of the virus are identified, public health officials learn more about the spread of the virus and the efficacy of containment measures, and vaccines and treatments against the virus are developed, approved and distributed. Many countries, as well as certain states and cities in the U.S., have reacted by instituting varying levels of quarantine and social distancing requirements, restrictions on travel, and mandatory closures of and/or occupancy limits for businesses. Although many of these restrictions have been eased or lifted, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted, or may reinstitute, these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued in the future. In response to the spread of SARS-CoV-2 and COVID-19, our commercial and medical organizations as well as our home office personnel are following internal guidelines and respective state and local guidelines when interacting with physicians and customers.

As a result of the current pandemic, or future pandemics, we may not be able to meet expectations with respect to the net product sales of NEXLETOL and NEXLIZET or attain or maintain profitability and positive cash-flow from operations. To date, most of our manufacturing partners and CROs have continued to produce at anticipated levels despite these COVID-19 challenges, but we may experience other delays, such as delays in the timing for the review and approval of expanded indications such as cardiovascular risk reduction in various jurisdictions.

The extent to which the ongoing COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our business, including our commercialization efforts, preclinical studies, and clinical trial operations, will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of such pandemic including future waves of infection, new variants of the disease, or the broad availability and utilization of an effective vaccine, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, and results of operations. The continuing COVID-19 pandemic may also have the effect of heightening many of the risks described herein, including the below:
•Our ability to successfully commercialize, and generate net product sales from NEXLETOL and NEXLIZET may be adversely affected by the economic impact of the ongoing COVID-19 pandemic. In addition, social distancing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with physicians and customers. As a result, in many circumstances we have needed to limit our interactions with physicians and payors and adapt our commercial strategies and tactics to include a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances may adversely affect the ability of our sales professionals and our partner's sales professionals to effectively market NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI to physicians and the rates of uptakes for NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians have decreased as a result of COVID-19, due to travel restrictions, social distancing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which could have a material adverse impact on new patient starts and overall patient treatment volume.
•Business interruptions from the current or future pandemics may adversely impact the third parties we solely rely on to sufficiently manufacture bempedoic acid tablets and the bempedoic acid / ezetimibe combination tablets and to produce our products in quantities we require, which may impair the commercialization of NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI. Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval.

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

•Health regulatory agencies globally may experience disruptions in their operations as a result of the ongoing COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and, as a result, review, inspection, and other timelines may be materially delayed. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

•Health regulatory agencies may refuse to accept data from our clinical trials due to mitigation strategies we utilize in response to the COVID-19 pandemic and current regulatory guidance, which could delay, limit, or prevent marketing approval or label expansion of our drugs or drug candidates.
While it is not possible at this time to estimate the entirety of the impact that the ongoing COVID-19 pandemic will have on our business or operations, the continued spread or future waves of COVID-19, measures taken by governments, actions taken to protect employees, and the broad impact of the pandemic on all business activities may materially and adversely affect our preclinical activities, clinical development progress, data and timelines, regulatory approvals, commercialization efforts including any revenue from sales or milestone payments from partners, supply chain continuity, and general business operations, and our business, prospects, financial condition, and results of operations could be materially harmed as a result.
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

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC that generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment, as well as an opinion from our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting. During the 2022 year end audit, due to a change in filing status our independent registered public accounting firm was not required and did not issue a report on the effectiveness of our internal controls over financial reporting. Management assessed our internal controls over financial reporting, including by using a third-party firm, and determined that their internal controls were effective as of December 31, 2022.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 19,400 square feet of office space. We have entered into an amendment to our current lease agreement that, effective as of November 1, 2023, will reduce our leased office space to approximately 11,500 square feet. We believe our current facilities will be sufficient to meet our needs until expiration.

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
Stockholders
As of February 1, 2023, there were 5 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2017, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock from December 31, 2017 through December 31, 2022, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index over the same period. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
Comparison of 5 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index
______________________________________________________________________
*$100 invested on December 31, 2017 in stock or index.
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

On October 22, 2021, we entered into a privately negotiated exchange agreement, or the Exchange Agreement, with two co-managed holders, or the Holders, of our notes. Under the terms of the Exchange Agreement, the Holders agreed to exchange with us $15.0 million aggregate principal amount of the notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock. Pursuant to the Exchange Agreement, the number of shares of common stock to be issued by us to the Holders upon consummation of the Exchange was determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange closed on November 3, 2021, resulting in an issuance of 1,094,848 shares of our common stock. Refer to Note 11 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

The issuance of the Exchange Shares under the Exchange Agreement was made in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on this exemption from registration based in part on representations made by the Holders in the Exchange Agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
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
Overview
Corporate Overview
We are a pharmaceutical company singularly focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution and completion of our CLEAR Outcomes trial as well as advancing our pre-clinical pipeline, we continue to evolve into a differentiated, global cardiometabolic biotech. Our team of lipid experts are dedicated to lowering bad cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. Our first two products were approved by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA and Swiss Agency for Therapeutic Products, or Swissmedic, in 2020. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are oral, once-daily, non-statin, LDL-C lowering medicines for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

We recently completed a global cardiovascular outcomes trial, or CVOT, —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with over 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, we announced that the study had met its primary endpoint. We anticipate reporting full results from the study at ACC.23 Annual Scientific Session & Expo together with the World Congress of Cardiology (or ACC.23/WCC) on March 4, 2023. We intend to use results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe and other territories and plan to file for such regulatory approvals in the first half of 2023.

On November 23, 2022, we entered into a waiver and amendment to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, in which we agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million from the restricted cash account, or the Partial Call. Under this amendment, the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778. Refer to Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
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
We have never been profitable and our net losses were $233.7 million and $269.1 million for the years ended December 31, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:
•commercializing NEXLETOL and NEXLIZET in the U.S; and

•pursuing other research and development activities.
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
During the year ended December 31, 2022, we incurred $83.5 million in direct expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
During the year ended December 31, 2021, we incurred $65.9 million in direct expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.

The COVID-19 Pandemic
The full extent to which the ongoing COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, may impact our business, including our commercialization efforts will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted at this time, such as the duration of such pandemic including future waves of infection, the emergence and prevalence of more contagious variants, such as the "Omicron" variant and the BA.2 subvariants of the virus, or the global availability and utilization of effective vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The ongoing fluidity of this situation precludes any prediction as to the full impact of the COVID-19 pandemic but it has had a material adverse effect on our business, financial condition, and results of operations. The ongoing COVID-19 pandemic may also have the effect of heightening the risks to which we are subject, including the reliance on third parties in our supply chain for materials and manufacturing and delivery of our drugs and drug candidates, our ability to effectively promote and market our approved products, disruptions in health regulatory agencies' operations globally, the volatility of our common stock, our ability to access capital markets, and our ability to successfully commercialize and generate revenue from our approved drugs.
Because COVID-19 infections have been reported throughout the U.S. and worldwide, and as new strains continue to be identified, certain national, state, and local governmental authorities have issued orders, proclamations, and/or directives aimed at minimizing the spread of COVID-19. Although many of these restrictions have been eased or lifted, in response to local surges and new waves of infection, some countries, states, and local governments have reinstituted these restrictions, and additional, more restrictive orders, proclamations, and/or directives may be issued in the future. In response to the COVID-19 pandemic, we have implemented precautionary measures to protect the health and safety of our employees, partners, and patients, including requiring adherence to onsite occupancy limits and appropriate safety measures designed to comply with federal, state, and local guidelines.
Our ability to successfully launch, commercialize, and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the ongoing COVID-19 pandemic. Physicians’ offices and other medical institutions had limited access for nonpatients, which included our sales personnel. In addition, social distancing or testing requirements and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers. As a result, in many circumstances we limited our interactions with physicians and payors and adapted our launch strategies and tactics to a virtual model, including developing and deploying various technology-enabled platforms for virtual engagement such as remote detailing, digital and non-personal marketing channels, and social media. These circumstances have affected and may continue to adversely affect the ability of our sales professionals to effectively market our approved drugs to physicians and the rates of uptakes for our approved drugs, which may have a negative impact on our sales and our market penetration. In addition, patient visits with physicians have decreased as a result of COVID-19, due to travel restrictions, social distancing or testing requirements, prioritization of healthcare resources to address the pandemic, and/or fear of exposure to the virus, which we believe has adversely affected and could continue to have an adverse impact on new patient starts and overall patient treatment volume.
While it is not possible at this time to estimate the entirety of the impact that the ongoing COVID-19 pandemic will have on our business or operations, the continued spread or future waves of COVID-19 or other highly infectious or contagious diseases, measures taken by governments, actions taken to protect employees, and the broad impact of the pandemic on all business activities may materially and adversely affect our preclinical activities, clinical development progress, data and timelines, commercialization efforts including any revenue from sales, supply chain continuity, and general business operations, and our business, prospects, financial condition, and results of operations could be materially harmed as a result.
To date, we have not experienced any interruption of our supply of drug products needed to support our product sales. However, such interruptions may occur due to supply chain issues related to COVID-19, such as the demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials or manufacturing capacity at our third-party manufacturers to the products needed for our clinical trials and commercial product, which could lead to delays in our future trials and/or issues with our commercial supply. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to our approved medicines, advancing our products under regulatory review as well as in clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part I Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020.
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with Daiichi Sankyo and Otsuka. Collaboration revenue in the year ended December 31, 2022, was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Collaboration revenue in the year ended December 31, 2021, was primarily related to the initial recognition of the upfront payment from our license and collaboration agreement with DS, sales of bulk tablets under supply agreements, and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
We will continue to incur research and development expenses in the foreseeable future as they relate to closing-out activities for the CLEAR Outcomes CVOT and any other development programs or additional indications we choose to pursue. We expect research and development expenses to decrease after we report the full results of the CLEAR Outcomes CVOT. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S. and Europe. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
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
We expect our selling, general and administrative expenses will increase at the end of 2023 after we report full results from the CLEAR Outcomes CVOT in connection with potential additional global regulatory submissions for new product indications, expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount.
Interest Expense
Interest expense for the years ended December 31, 2022 and December 31, 2021 was related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital and our Convertible Notes issued in November 2020.
Other Income
Other income, net, for the year ended December 31, 2022 primarily relates to the sale of lease vehicles associated with the reduction in force, interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities. Other income, net, for the year ended December 31, 2021 included a gain on extinguishment of our convertible debt in addition to the sale of lease vehicles associated with the reduction in force, interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities.
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

Product Sales, Net
We sell NEXLETOL and NEXLIZET to wholesalers in the U.S and, in accordance with ASC 606, recognize revenue at the point in time when the customer is deemed to have obtained control of the product, which generally occurs upon receipt by the customer. Product sales are recorded at the net selling price, which includes variable considerations for rebates, chargebacks, co-pay assistance programs, distribution related fees, product returns, and other sales-related discounts and fees. Calculating these net product sales involves judgments and estimates. We estimate a range of possible outcomes which are probability-weighted for relevant factors such as contracts with customers, healthcare providers, payors and government agencies, statutorily-defined discounts applicable to government-funded programs, forecasted payor mix, customer buying and payment patterns, and other relevant factors. The reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Given the early stage of our commercial operations we have provided constraint of our variable consideration due to its potential consumption trends. Actual amounts of consideration ultimately received may differ from our estimates. Each period, we review our estimates of rebates, co-pay assistance programs, distribution fees and other applicable provisions. If actual results vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. A 3% change to our year ended December 31, 2022 net product sales would have an impact of approximately $1.7 million.

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

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Revenues:
Product sales, net	$55,863	$40,047	$15,816
Collaboration revenue	19,612	38,400	(18,788)
Operating Expenses:
Cost of goods sold	26,967	14,217	12,750
Research and development	118,927	105,975	12,952
Selling, general and administrative	109,082	184,985	(75,903)
Loss from operations	(179,501)	(226,730)	47,229
Interest expense	(56,810)	(46,353)	(10,457)
Other income, net	2,652	3,975	(1,323)
Net loss	$(233,659)	$(269,108)	$35,449
Product sales, net
Product sales, net for the year ended December 31, 2022 was $55.9 million compared to $40.0 million for the year ended December 31, 2021, an increase of approximately $15.9 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET became commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the year ended December 31, 2022 was $19.6 million compared to $38.4 million for the year ended December 31, 2021, a decrease of $18.8 million primarily related to the recognition of $28.0 million in revenue related to the initial recognition of the upfront payment from our license and collaboration agreement with Daiichi Sankyo in April 2021, partially offset by increases in product sales to collaboration partners under our supply agreements and royalty revenue.
Cost of goods sold
Cost of goods sold for the year ended December 31, 2022, was $27.0 million compared to $14.2 million for the year ended December 31, 2021, an increase of $12.8 million. The increase is primarily related to increased product sales to our collaboration partners under our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.
Research and development expenses
Research and development expenses for the year ended December 31, 2022, were $118.9 million compared to $106.0 million for the year ended December 31, 2021, an increase of approximately $12.9 million. The increase in research and development expenses was primarily attributable to an increase in CVOT costs as we achieved 100% MACE accumulations and continued close-out activities.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2022, were $109.1 million compared to $185.0 million for the year ended December 31, 2021, a decrease of $75.9 million. The decrease in selling, general and administrative expenses was primarily attributable to decreases in compensation costs related to the reduction in force in the fourth quarter of 2021 and a $13.3 million one-time charge associated with a legal settlement in 2021.

Interest expense
Interest expense for the year ended December 31, 2022, was $56.8 million, compared to $46.4 million for the year ended December 31, 2021, an increase of approximately $10.4 million. The increase in interest expense for the year ended December 31, 2022 was primarily due to additional non-cash interest expense attributable to our RIPA with Oberland.
Other income, net
Other income, net for the year ended December 31, 2022, was $2.7 million compared to $4.0 million for the year ended December 31, 2021, a decrease of $1.3 million. This decrease was primarily due to a $2.6 million gain on extinguishment on the exchange of our convertible notes for shares of our common stock and a gain on sale of our lease vehicles due to the reduction in force in the year ended December 31, 2021, partially offset by higher interest income on our investments due to higher interest rates in the year ended December 31, 2022.
Liquidity and Capital Resources
While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and our revenue interest purchase agreement. Pursuant to the license and collaboration agreements with Daiichi Sankyo and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements entered into April 2021 with Daiichi Sankyo, we received an upfront cash payment of $30.0 million in May 2021 and are eligible for substantial additional sales milestone payments and royalties. In December 2021, we entered into an underwriting agreement where we sold shares of common stock and accompanying warrants to purchase shares of our common stock and received net proceeds of $208.7 million. On April 15, 2022, we filed a new registration statement on Form S-3, which registers the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings (the “New ATM Program”). During 2022, we issued 13,043,797 shares of common stock resulting in net proceeds of approximately $90.8 million. On February 21, 2023, we terminated the open market sales agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement to be filed on February 21, 2023. We may continue to use the 2023 ATM program or issue stock through other capital markets to address potential funding requirements. We anticipate that we will incur losses for the foreseeable future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and expenses associated with our research and development activities. We anticipate that our current cash, cash equivalents, investments, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to fund continuing operations for the foreseeable future.

As of December 31, 2022, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments which totaled $166.9 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	(174,827)	(263,809)
Net cash provided by (used in) investing activities	8,104	(50,484)
Net cash provided by financing activities	32,606	268,223
Net decrease in cash, cash equivalents and restricted cash	(134,117)	(46,070)
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

Net cash used in operating activities totaled $174.8 million for the year ended December 31, 2022, consisting of net product sales of NEXLETOL and NEXLIZET fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland and convertible notes, depreciation and amortization and changes in working capital. Net cash used in operating activities totaled $263.8 million for the year ended December 31, 2021, consisting of net product sales of NEXLETOL and NEXLIZET and $30.0 million in upfront fees from our collaboration agreement with DS fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland and convertible notes, depreciation and amortization and changes in working capital. The decrease in cash used in operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily related to management implementing certain cost optimization measures, including a reduction in force in the fourth quarter of 2021, to align operational and expense structure to better enable future growth for their approved products and to prioritize their investment in the CLEAR Outcomes trial.
Investing Activities
Net cash provided by investing activities of $8.1 million for the year ended December 31, 2022 consisted primarily of proceeds from the sales of highly liquid, interest bearing investment grade and government securities. Net cash used in investing activities of $50.5 million for the year ended December 31, 2021 consisted primarily of purchases of highly liquid, interest bearing investment grade and government securities.
Funds invested in available-for-sale investments in the year ended December 31, 2022 will become available for our use over the next twelve months.
Financing Activities
Net cash provided by financing activities of $32.6 million for the year ended December 31, 2022, related primarily to proceeds from our ATM program, partially offset by a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50.0 million from the restricted cash account under the waiver and amendment of our RIPA with Oberland, and payments on our revenue interest liability. Net cash provided by financing activities of $268.2 million for the year ended December 31, 2021, related primarily to net $208.7 million received from our offering of common stock and warrants in December 2021, $50.0 million in cash from our RIPA with Oberland, proceeds from the issuance of common stock through the "at-the-market" offering and cash received from stock option exercises, offset by payments on our revenue interest liability.
On August 3, 2021, we filed an automatically effective registration statement on Form S-3ASR, or Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an open market sale agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $250 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. During the year ended December 31, 2021, we issued 897,364 shares of common stock resulting in net proceeds of approximately $9.7 million after deducting underwriting discounts and commissions and other expenses, pursuant to the ATM Program. On April 15, 2022, we filed a new registration statement on Form S-3, which registers the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings, or the New ATM Program. During the year ended December 31, 2022, we issued 13,043,797 shares of common stock, resulting in net proceeds of approximately $90.8 million after deducting $3.1 million of underwriting discounts and commissions and other expenses, pursuant to the New ATM Program. On February 21, 2023, we terminated the open market sales agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement to be filed on February 21, 2023. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

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
In 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we received an additional $25.0 million upon regulatory approval of NEXLETOL in 2020 and were eligible to receive an additional $50.0 million at our option upon reaching certain sales thresholds. In April 2021, we entered into Amendment No. 2 to the RIPA and Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The amendment also updated the tiered payment percentage. As the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States did not exceed $15.0 million for the quarter ended September 30, 2021, we deposited $50.0 million in a deposit account with Oberland, which reduced our unrestricted cash. On November 23, 2022, we entered into a waiver and amendment to the RIPA with Oberland, in which we agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million from the restricted cash account (the “Partial Call”). Under this amendment, the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products which will be tiered payments ranging from 3.3% to 10% of our net sales in the covered territory (as detailed in the RIPA). Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $24.8 million in the next year to a maximum total payment of $363.3 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $10.0 million or 10% at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
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

Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with closing our CLEAR Outcomes CVOT and our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with Daiichi Sankyo and Otsuka are sufficient to fund operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may look to secure additional cash resources should positive corporate events or milestones provide sufficient opportunities. We may need to secure additional cash resources or implement certain additional cost reduction initiatives to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, particularly if our net product sales do not meet our expectations. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

•our ability to successfully develop and commercialize NEXLETOL and NEXLIZET or other product candidates;
•the costs, timing and outcomes of our ongoing clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet;
•the time and cost necessary to obtain regulatory approvals for bempedoic acid and the bempedoic acid / ezetimibe combination tablet outside the U.S. and Europe;
•our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;
•our ability to realize the intended benefits of our existing and future collaboration and partnerships, including receiving potential milestone payments from collaboration partners;

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We had cash, cash equivalents and available-for-sale investments of approximately $166.9 million at December 31, 2022. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.
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
Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2022.

The warrants currently have an exercise price of $9 per share and holders of the warrants may not exercise if the market price of our common stock is below $9. As a result, we may be unable to obtain potential proceeds from the exercise of these warrants if the market price of our common stock does not exceed $9 per share.

We have entered into a revenue interest purchase agreement. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Our Convertible Notes, which were issued in November 2020, carry a fixed interest rate of 4.0% per year. Since the Convertible Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates. We do not believe a change in interest rate has had a material effect on our results of operations during the year ended December 31, 2022.
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
As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022, based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Detroit, Michigan, PCAOB Auditor ID 42.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on May 26, 2022)

3.3
Certificate of Validation dated September 20, 2022 relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on November 1, 2022)

3.4
Second Amended and Restated Bylaws of the Registrant dated April 29, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 4, 2021)

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
4.7
Registration Rights and Securityholder Agreement by and between the Registrant and Pfizer Inc. dated April 28, 2008 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-188595) filed on May 14, 2013).

4.8
Form of Warrant to Purchase Preferred Stock dated September 4, 2012 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-188595) filed on May 14, 2013).

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

10.3
Form of Officer Indemnification Agreement entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.4
Form of Director Indemnification Agreement entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.5#
Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on November 3, 2016).

10.6#
Employment Agreement by and between the Registrant and Richard B. Bartram dated May 14, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.7#
2017 Inducement Equity Plan and form of award agreement thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-218084, filed on May 18, 2017).

10.8
First Amendment to Valley Ranch Business Park Lease, dated July 6, 2018, between the Registrant and Blackbird Ann Arbor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 2, 2018)

10.9*
License and Collaboration Agreement by and between Daiichi Sankyo Europe GmbH and the Company, dated as of January 2, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.10
Revenue Interest Purchase Agreement by and between the Company, Eiger III SA LLC, and the Purchasers named therein, dated June 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 26, 2019)

10.11#	First Amendment to 2017 Inducement Equity Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 27, 2020)
10.12#
Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 10, 2020)

10.13*
License and Collaboration Agreement by and between the Company and Otsuka Pharmaceutical Co., Ltd. dated April 17, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 10, 2020)

10.14*
1st Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated June 18, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 10, 2020)

10.15	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2020)
10.16
Forward Stock Purchase Confirmation, dated November 11, 2020, by and between the Company and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2020)

10.17
Amendment No. 1 to the Revenue Interest Purchase Agreement, dated November 11, 2020, by and among the Registrant, the purchasers from time to time party thereto and Eiger III SA LLC, as the purchaser agent, dated effective as of June 26, 2019 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 23, 2021)

10.18*
Exchange Agreement, dated October 22, 2021, by and between the Registrant and the Holders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on October 25, 2021)

10.19*
License and Collaboration Agreement, by and between the Registrant and Daiichi Sankyo Company, Limited dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 3, 2021)

10.20
Amendment No. 2 to the Revenue Interest Purchase Agreement, by and among the Registrant and the parties thereto dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on April 26, 2021)

10.21
2nd Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 4, 2021)

10.22#
2022 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-265247, filed on May 26, 2022)

10.23#
Employment Agreement, dated November 16, 2022, by and between the Registrant and Benjamin Halladay (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2022)

10.24**
Waiver and Amendment No. 3 to Revenue Interest Purchase Agreement and Amendment No. 2 to Security Agreement, by and among the Registrant, the purchasers party thereto, and Eiger III SA LLC, as the collateral agent and administrative agent, dated effective as of November 23, 2022

10.25#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Sheldon Koenig (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.26#
Employment Agreement, dated June 9, 2022, by and between the Registrant and JoAnne Foody (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.27#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Eric Warren (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.28#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Benjamin Looker (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

Date:	February 21, 2023

By:	/s/ SHELDON L. KOENIG
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ SHELDON L. KOENIG	President, Chief Executive Officer and Director	February 21, 2023
Sheldon L. Koenig	(Principal Executive Officer)

/s/ BENJAMIN HALLADAY	Chief Financial Officer (Principal Financial Officer	February 21, 2023
Benjamin Halladay	and Principal Accounting Officer)

/s/ JEFFREY BERKOWITZ, J.D.	Director	February 21, 2023
Jeffrey Berkowitz, J.D.

/s/ J. MARTIN CARROLL	Director	February 21, 2023
J. Martin Carroll

/s/ SETH H.Z. FISCHER	Director	February 21, 2023
Seth H.Z. Fischer

/s/ ALAN FUHRMAN	Director	February 21, 2023
Alan Fuhrman

/s/ ANTONIO M. GOTTO, M.D., D. PHIL	Director	February 21, 2023
Antonio M. Gotto, M.D., D. Phil

/s/ STEPHEN ROCAMBOLI	Director	February 21, 2023
Stephen Rocamboli

/s/ JAY SHEPARD	Director	February 21, 2023
Jay Shepard

/s/ NICOLE VITULLO	Director	February 21, 2023
Nicole Vitullo

/s/ TRACY M. WOODY	Director	February 21, 2023
Tracy M. Woody

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Esperion Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Valuation of revenue interest liability
Description of the matter
As described in Notes 2 and 10 to the financial statements, the Company maintains a Revenue Interest Purchase Agreement (“RIPA”) with Eiger III SA LLC. Pursuant to the RIPA, the Company has received Cumulative Purchaser Payments of $177.8 million at December 31, 2022. The carrying amount of the RIPA at December 31, 2022 was $243.6 million.

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

Auditing the revenue interest liability was complex and highly judgmental due to the estimation uncertainty in determining the effective interest rate. The Company’s effective interest rate model includes net revenue projections which are affected by expectations about future economic and market conditions.

How we addressed the matter in our audit
To test the RIPA, we performed audit procedures that included, among others, assessing the methodologies and the underlying data used by the Company in its effective interest rate model. We compared the significant assumptions within the net revenue projections, penetration and sales price, to current industry, market and economic trends and performed sensitivity analyses to evaluate the changes in the effective interest rate, and associated interest expense, that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Detroit, Michigan
February 21, 2023

Esperion Therapeutics, Inc.
Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$124,775	$208,892
Short-term investments	42,086	50,441
Accounts receivable	33,729	22,934
Inventories, net	35,201	34,394
Prepaid clinical development costs	1,026	1,138
Other prepaid and current assets	9,866	11,173
Total current assets	246,683	328,972

Restricted cash	—	50,000
Property and equipment, net	164	664
Right of use operating lease assets	1,036	1,898
Intangible assets	56	56
Total assets	$247,939	$381,590

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,040	$17,559
Accrued clinical development costs	5,426	7,013
Other accrued liabilities	35,191	30,410
Revenue interest liability	24,760	11,295
Deferred revenue from collaborations	3,507	5,683
Operating lease liabilities	384	1,392
Total current liabilities	92,308	73,352

Convertible notes, net of issuance costs	259,899	258,280
Revenue interest liability	218,845	245,744
Operating lease liabilities	665	524
Deferred revenue from collaborations	—	634
Total liabilities	$571,717	$578,534
Commitments and contingencies (Note 5)

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and December 31, 2021	$—	$—
Common stock, $0.001 par value; 240,000,000 shares authorized as of December 31, 2022 and 120,000,000 shares authorized as of December 31, 2021; 76,564,396 shares issued at December 31, 2022 and 62,873,694 shares issued at December 31, 2021	75	61
Additional paid-in capital	1,071,183	964,401
Treasury stock, at cost; 1,994,198 shares at December 31, 2022 and December 31, 2021	(54,998)	(54,998)
Accumulated other comprehensive loss	(2)	(31)
Accumulated deficit	(1,340,036)	(1,106,377)
Total stockholders' deficit	(323,778)	(196,944)
Total liabilities and stockholders' deficit	$247,939	$381,590
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Product sales, net	$55,863	$40,047
Collaboration revenue	19,612	38,400
Total Revenues	75,475	78,447

Operating expenses:
Cost of goods sold	26,967	14,217
Research and development	118,927	105,975
Selling, general and administrative	109,082	184,985
Total operating expenses	254,976	305,177

Loss from operations	(179,501)	(226,730)

Interest expense	(56,810)	(46,353)
Other income, net	2,652	3,975
Net loss	$(233,659)	$(269,108)

Net loss per common share (basic and diluted)	$(3.52)	$(9.31)

Weighted-average shares outstanding (basic and diluted)	66,407,242	28,902,507

Other comprehensive (loss) gain:
Unrealized gain (loss) on investments	$29	$(31)
Total comprehensive loss	$(233,630)	$(269,139)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Loss	Equity (Deficit)
Balance December 31, 2020	25,916,168	$26	$797,655	$(838,817)	$(54,998)	$—	$(96,134)
Adoption of new accounting pronouncement	—	—	(93,475)	1,548	—	—	(91,927)
Issuance of common stock and warrants from offering, net of issuance costs	32,142,858	32	208,698	—	—	—	208,730
Issuance of common stock from ATM Program, net of issuance costs	897,364	1	9,702	—	—	—	9,703
Exchange of convertible notes to equity, net of issuance costs	1,094,848	1	11,659	—	—	—	11,660
Exercise of stock options	491,700	1	3,761	—	—	—	3,762
Vesting of restricted stock units	203,344	—	—	—	—	—	—
Vesting of ESPP Shares	133,214	—	2,095	—	—	—	2,095
Stock-based compensation	—	—	24,306	—	—	—	24,306
Other comprehensive loss	—	—	—	—	—	(31)	(31)
Net loss	—	—	—	(269,108)	—	—	(269,108)
Balance December 31, 2021	60,879,496	$61	$964,401	$(1,106,377)	$(54,998)	$(31)	$(196,944)
Issuance of common stock from ATM Program, net of issuance costs	13,043,797	13	90,835	—	—	—	90,848
Vesting of restricted stock units	440,697	1	—	—	—	—	1
Vesting of ESPP Shares	206,208	—	732	—	—	—	732
Stock-based compensation	—	—	15,215	—	—	—	15,215
Other comprehensive gain	—	—	—	—	—	29	29
Net loss	—	—	—	(233,659)	—	—	(233,659)
Balance December 31, 2022	74,570,198	$75	$1,071,183	$(1,340,036)	$(54,998)	$(2)	$(323,778)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(233,659)	$(269,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	500	612
Amortization of premiums and discounts on investments	279	12
Amortization of discount and issuance costs on convertible notes	1,621	1,621
Gain on extinguishment of convertible debt	—	(2,646)
Non-cash interest expense related to the revenue interest liability	44,590	33,907
Stock-based compensation expense	15,215	24,306
Changes in assets and liabilities:
Accounts receivable	(10,795)	(10,546)
Prepaids and other assets	1,419	99
Deferred revenue	(2,810)	4,655
Inventories	(807)	(18,258)
Accounts payable	5,603	(34,099)
Other accrued liabilities	4,017	6,926
Other long-term liabilities	—	(1,290)
Net cash used in operating activities	(174,827)	(263,809)
Investing activities
Purchases of investments	(59,897)	(50,484)
Proceeds from sales/maturities of investments	68,001	—
Net cash provided by (used in) investing activities	8,104	(50,484)
Financing activities
Proceeds from revenue interest liability, net of issuance costs	—	49,917
Proceeds from issuance of common stock and warrants from offering, net of issuance costs	—	208,975
Proceeds from issuance of common stock from ATM Program, net of issuance costs	90,849	9,713
Proceeds from exercise of common stock options	—	3,762
Payment for debt issuance costs on convertible notes	—	(440)
Payments on revenue interest liability	(8,024)	(3,389)
Repayment of principal on revenue interest liability	(50,000)	—
Payment for other issuance costs	(219)	(315)
Net cash provided by financing activities	32,606	268,223
Net decrease in cash, cash equivalents and restricted cash	(134,117)	(46,070)
Cash, cash equivalents and restricted cash at beginning of period	258,892	304,962
Cash, cash equivalents and restricted cash at end of period	$124,775	$258,892
Supplemental disclosure of cash flow information:
Issuance costs not yet paid	$1	$269
Non cash right of use asset	5	$(7)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Notes to Financial Statements

1.  The Company and Basis of Presentation
Esperion Therapeutics, Inc. ("the Company”) is a pharmaceutical company singularly focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low density lipoprotein cholesterol ("LDL-C"). Through commercial execution and completion of the CLEAR Outcomes trial as well as advancing the Company's pre-clinical pipeline, the Company continues to evolve into a differentiated, global cardiometabolic biotech. The Esperion team of lipid experts are dedicated to lowering bad cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. The Company's first two products were approved by the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are oral, once-daily, non-statin, LDL-C lowering medicines for patients with atherosclerotic cardiovascular disease ("ASCVD") or heterozygous familial hypercholesterolemia ("HeFH").
The Company recently completed a global cardiovascular outcomes trial ("CVOT"), —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen ("CLEAR") Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in patients who are statin averse and who have cardiovascular disease ("CVD") or are at high risk for CVD. The Company initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with over 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events ("MACE") (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, the Company announced that the study had met its primary endpoint. The Company anticipates reporting full results from the study at ACC.23 Annual Scientific Session & Expo together with the World Congress of Cardiology ("ACC.23/WCC") on March 4, 2023. The Company intends to use results from this CVOT to support submissions for a CV risk reduction indication in the U.S., Europe and other territories and plans to file for such regulatory approvals in the first half of 2023.
On November 23, 2022, the Company entered into a waiver and amendment to the Revenue Interest Purchase Agreement ("RIPA") with Eiger III SA LLC ("Oberland"), in which the Company agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million from the restricted cash account (the “Partial Call”). Under this amendment, the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778. Refer to Note 10 "Liability Related to the Revenue Interest Purchase Agreement" for further information.
The Company's primary activities since incorporation have been conducting research and development activities, including nonclinical, preclinical and clinical testing, performing business and financial planning, recruiting personnel, raising capital, and commercializing its products. The Company received approval by the FDA in February 2020 to commercialize NEXLETOL and NEXLIZET in the U.S., and accordingly commenced principal operations on March 30, 2020 with the commercialization of NEXLETOL. The Company is subject to risks and uncertainties which include the need to successfully commercialize its products, research, develop, and clinically test therapeutic products; obtain regulatory approvals for its products; successfully manage relationships with its collaboration partners; expand its management, commercial and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.
The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. The Company's ability to successfully launch, commercialize and generate revenue from NEXLETOL, NEXLIZET, NILEMDO and NUSTENDI has been and may continue to be adversely affected by the economic impact of the ongoing COVID-19 pandemic. While management believes current cash resources and future cash received from the Company's net product sales and collaboration agreements with Daiichi Sankyo Europe GmbH ("DSE"), Otsuka Pharmaceutical Co., Ltd ("Otsuka"), and Daiichi Sankyo Co. Ltd ("DS"), entered into on January 2, 2019, April 17, 2020 and April 26, 2021, respectively, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.

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
Restricted Cash
Restricted cash consists of legally restricted amounts held by financial institutions pursuant to contractual arrangements. Pursuant to the Amendment and Waiver (as defined below), in 2021 the Company deposited $50.0 million in a deposit account that was subject to a block account control agreement. Oberland had the sole control over the funds deposited in the account and such funds could be withdrawn only with the consent of Oberland. On November 23, 2022, pursuant to the Waiver and Amendment No.3, the Company agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in the amount of $50.0 million, the full amount that was subject to the block account control agreement. Refer to Note 10 "Liability Related to the Revenue Interest Purchase Agreement" for further information on the Amendment and Waiver.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries and benefits, stock-based compensation, and costs of programs necessary for the general conduct of the Company's business, including costs associated with the commercialization of NEXLETOL and NEXLIZET in the U.S. Selling, general and administrative expenses are expensed as costs are incurred, services are performed, or goods are delivered. The Company incurred advertising costs of $11.3 million and $13.7 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
2.  Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk
Cash, cash equivalents, and investments consist of financial instruments that potentially subject the Company to concentrations of credit risk. The Company has established guidelines for investment of its excess cash and believes the guidelines maintain safety and liquidity through diversification of counterparties and maturities. The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of December 31, 2022, eleven customers accounted for all of the Company's net trade receivables and as of December 31, 2021 nine customers accounted for all the Company's net trade receivables.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and right-of-use operating lease assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2022.
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
Convertible Notes
In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplified the accounting for convertible instruments by removing the separation models for convertible debt with cash conversion features and convertible instruments with a beneficial conversion feature, which required the fair value of the embedded conversion feature of convertible instruments be allocated to equity. Under ASU 2020-06, a convertible debt instrument with those features will generally be reported as a single liability at its amortized cost with no separate accounting for the embedded conversion features in equity. The adoption of this ASU resulted in the reclassification of the portion of the Company's convertible notes from equity to debt, which also reduced reported interest expense and increased reported net income. ASU 2020-06 requires the application of the if-converted method when calculating diluted earnings per share, eliminating the Company’s ability to use the treasury stock method when certain conditions are met. The ASU was effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company early adopted this standard on January 1, 2021 which resulted in a net increase in the Convertible Notes of approximately $92.0 million, an adjustment to accumulated deficit of approximately $1.5 million, and a reduction to additional paid-in capital of $93.5 million. The tax impact of the adoption was not material to the Company.

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
b.Product Sales, Net
On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $55.9 million and $40.0 million for the year ended December 31, 2022 and December 31, 2021, respectively.
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
Product Returns: The Company generally offers a right of return based on the product’s expiration date and certain spoilage and damaged instances. The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of product sales in the period the related product sales is recognized. The Company’s estimates for expected returns are based primarily on an ongoing analysis of historical returns sales information and visibility into the inventory remaining in the distribution channel.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value. The fair value for stock options and performance-based stock options is calculated using a Black-Scholes option-pricing model. If the instruments contain performance conditions, compensation expense is recognized only if achievement of the performance condition is probable. The Company accounts for forfeitures as they occur. Expense is recognized during the period the related services are rendered.
Recent Accounting Pronouncements
The Company does not expect adoption of any recently issued accounting pronouncements to have a material impact on the financial statements.
3. Collaborations with Third Parties
DSE Agreement Terms
On January 2, 2019, the Company entered into a license and collaboration agreement with DSE, which was further amended on June 18, 2020. Pursuant to the agreement (as amended), the Company granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area, Turkey and Switzerland (“DSE Territory”). DSE will be responsible for commercialization in the DSE Territory. DSE's designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining regulatory approval for such products in Turkey. The Company remains responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, included in the DSE Territory outside of Turkey.
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
Collaboration Revenue
During the years ended December 31, 2022 and December 31, 2021, the Company recognized collaboration revenue of $18.2 million and $9.9 million, respectively, related to royalty revenue from DSE as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.

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
Otsuka Agreement Terms
On April 17, 2020, the Company entered into a license and collaboration agreement ("the Otsuka Agreement") with Otsuka. Pursuant to the Otsuka Agreement, the Company granted Otsuka exclusive development and commercialization rights to NEXLETOL and NEXLIZET in Japan. Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan.
Pursuant to the agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The potential future milestone payments include up to $20 million upon first JNDA submissions in the Otsuka Territory, up to $70.0 million upon the first NHI Price Listing for NEXLETOL in the Otsuka Territory, and up to $50.0 million upon the achievement of the primary major adverse cardiovascular events (“MACE”) in the CLEAR Outcomes study and inclusion of the CV risk reduction indication in the U.S. label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company will receive tiered fifteen percent (15%) to thirty percent (30%) royalties on net sales in Japan.
Collaboration Revenue
During the year ended December 31, 2022, the Company recognized $0.6 million of collaboration revenue related to sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka. During the year ended December 31, 2021, the Company did not recognize any revenue related to the agreement.
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
DS Agreement Terms
Pursuant to the license and collaboration agreement ("DS Agreement"), executed in April 2021, the Company granted DS exclusive rights to develop and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DS Territory. The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. In addition, DS will fund all development costs associated with the program in the DS Territory. Pursuant to the agreement, the consideration consists of a $30.0 million upfront cash payment that is non-refundable, non-reimbursable and non-creditable. The Company will be eligible to receive additional one-time payments of up to $175.0 million if certain commercial milestones are achieved by DS. Also, the Company will receive tiered royalties of five percent (5%) to twenty percent (20%) of net sales in the DS Territory.
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the DS Agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the DS Agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
3. Collaborations with Third Parties (Continued)
determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. Accordingly, during the year ended December 31, 2021, the Company recognized $28.5 million of collaboration revenue related to the $30.0 million upfront payment. The $28.5 million relates to the performance obligations for the license to the Company’s intellectual property and a portion of ongoing regulatory and development activities conducted during the year ended December 31, 2021, in the amounts of $28.0 million and $0.5 million, respectively. During the year ended December 31, 2022, the Company recognized $0.8 million of collaboration revenue related to the ongoing regulatory and development activities. The remaining $0.7 million of the upfront payment was deferred as of December 31, 2022 due to an on-going performance obligation related to the developmental activities in South Korea and Taiwan. This deferred revenue will be recognized ratably over the period leading up to the completion of these developmental activities.

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

Other Agreements
In December 2020, the Company entered into a licensing agreement with Serometrix to in-license a series of early stage compounds known as scaffolds related to its oral, small molecule PCSK9 inhibitor program. PCSK9 is an enzyme responsible for regulating LDL receptors. PCSK9 inhibitors stop LDL receptors from being broken down, increasing the number of LDL receptors present to remove cholesterol from the blood. The agreement allows the Company use of the PCSK9 compounds, which were patented by Serometrix prior to the licensing agreement, to perform further research and development with the goal of developing a small molecule oral PCSK9 inhibitor that can be taken as a tablet.
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
4. Inventories, net
Inventories, net consist of the following:

	December 31,
	2022	2021
	(in thousands)
Raw materials	$26,558	$31,850
Work in process	6,548	663
Finished goods	2,095	1,881
	$35,201	$34,394

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

6.  Property and Equipment, net
Property and equipment, net, consist of the following:

	December 31,
	2022	2021
	(in thousands)
Computer equipment	$278	$278
Software	968	968
Furniture, fixtures and other	1,170	1,170
Leasehold improvements	299	299
Subtotal	2,715	2,715
Less accumulated depreciation and amortization	2,551	2,051
Property and equipment, net	$164	$664
Depreciation expense was $0.5 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.
7.  Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$9,053	$8,809
Accrued variable consideration	21,987	16,192
Accrued professional fees	2,547	3,917
Accrued interest on convertible notes	1,325	1,325
Accrued other	279	167
Total other accrued liabilities	$35,191	$30,410

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

8.  Investments
The following table summarizes the Company’s cash equivalents and investments:

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$105,078	$—	$—	$105,078
U.S. treasury notes	4,994	1	—	4,995
Certificates of deposit	401	—	—	401
Short-term investments:
U.S. treasury notes	42,089	2	(5)	42,086
Total	$152,562	$3	$(5)	$152,560

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$188,734	$—	$—	$188,734
Certificates of deposit	400	—	—	400
Short-term investments:
U.S. treasury notes	50,472	—	(31)	50,441
Total	$239,606	$—	$(31)	$239,575
During the years ended December 31, 2022 and 2021, other income, net in the statements of operations includes interest income on available-for-sale investments of $2.4 million and $0.1 million, respectively. Other income, net in the statements of operations includes amortization of premiums and discounts on investments of $0.2 million and less than $0.1 million during the years ended December 31, 2022 and 2021, respectively.
At December 31, 2022, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months. The Company does not intend to sell the investments before maturity.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the years ended December 31, 2022 and 2021.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

9.  Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.
The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3

December 31, 2022
Assets:
Money market funds	$105,078	$105,078	$—	$—
Certificates of deposit	401	401	—	—
U.S. treasury notes	47,081	47,081	—	—
Total assets at fair value	$152,560	$152,560	$—	$—
December 31, 2021
Assets:
Money market funds	$188,734	$188,734	$—	$—
Certificates of deposit	400	400	—	—
U.S. treasury notes	50,441	50,441	—	—
Total assets at fair value	$239,575	$239,575	$—	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2022 or December 31, 2021.
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
As consideration for such payments, the Purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based upon net sales of the Company’s certain products, once approved, which will be tiered payments initially ranging from 2.5% to 7.5% of the Company’s net sales in the covered territory (the “Covered Territory”); provided that if annual net sales equal or exceed the Sales Threshold and if the Purchasers receive 100% of their invested

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
10.  Liability Related to the Revenue Interest Purchase Agreement (Continued)

capital by December 31, 2024, the revenue interest rate will be decreased to a single rate of 0.4% of the Company’s net sales in the Covered Territory beginning on January 1, 2025. If the Third Payment is drawn down by the Company, the applicable royalty rates will increase by one-third. The Covered Territory is the United States, but is subject to expand to include the world-wide net sales if the Company’s annual U.S. net sales are less than $350.0 million for the year ended December 31, 2021. The U.S. net sales milestone thresholds are not to be taken as financial guidance. The Purchasers’ rights to receive the Revenue Interests shall terminate on the date on which the Purchasers have received Revenue Interests payments of 195% of the then aggregate purchase price (the “Cumulative Purchaser Payments”) paid to the Company, unless the RIPA is terminated earlier.
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
RIPA Amendments
On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment 2”) to the RIPA with Oberland, as agent for the purchaser parties thereto. Pursuant to the RIPA Amendment 2, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA such that the purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based on net sales of the Company’s certain products, once approved, which will be tiered payments ranging from 3.33% to 10% (the “Third Payment Applicable Percentage”) of the Company’s net sales in the covered territory (the “Covered Territory”); provided that (a) prior to December 31, 2024, with respect to each country defined in the Daiichi Territory, if the percentage of net sales that Company receives from Daiichi (the “Receivables Percentage”) is less than the Third Payment Applicable Percentage, then the Revenue Interest for such country payable to the purchasers will be equal to the Receivables Percentages, (b) if annual net sales equal or exceed $350 million and if the Purchasers receive 100% of their invested capital (Cumulative Purchaser Payments") by December 31, 2024, the revenue interest rate will be decreased to a single rate of 3.33% of the Company’s net sales in the Covered Territory for all subsequent calendar quarters and (c) if the Purchasers receive Revenue Interest payments less than 100% of Cumulative Purchaser Payments by December 31, 2024, the Third Payment Applicable Percentage will be increased to a single rate of the Company’s net sales that would have provided 100% of Cumulative Purchaser Payments had such rate applied from the initial funding by the Purchasers. The Covered Territory was originally the United States, but has been expanded to worldwide for all calendar years beginning on or after January 1, 2022.
Under the RIPA Amendment 2, the Company has an option (the “Call Option”) to terminate the RIPA and repurchase future Revenue Interests at any time upon advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the RIPA and to require the Company to repurchase future Revenue Interests upon enumerated events such as a bankruptcy event, an uncured material breach, a material adverse effect or a change of control. If the Put Option or the Call Option are exercised, the required repurchase price will be 200% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised prior to the third anniversary of the closing date, and 225% of the Cumulative Purchaser Payments (minus all payments Company has made to the Purchasers in connection with the Revenue Interests), if such option is exercised thereafter.
In accordance with the guidance in ASC 470‑50, “Debt—Modifications and Extinguishments,” the RIPA Amendment 2 was accounted for as a debt modification. The amendment resulted in a $0.1 million loss on modification of debt, consisting of third-party fees associated with the transaction, which is included in selling, general, and administrative expenses in the statements of operations for the year ended December 31, 2021.
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
On November 23, 2022, the Company entered into Waiver and Amendment No. 3 to Revenue Interest Purchase Agreement and Amendment No. 2 to Security Agreement (the “RIPA Amendment 3”), by and among the Company, the Purchasers and the Purchaser Agent, which amends (i) the Revenue Interest Purchase Agreement, by and among the Company, the Purchasers, and the Purchaser Agent, dated effective as of June 26, 2019 (as amended by Amendment No. 1 to Revenue Interest Purchase Agreement dated as of November 9, 2020 and Amendment No. 2 to Revenue Interest Purchase Agreement dated as of April 26, 2021, and as may be further amended, restated, supplemented or modified from time to time, the “RIPA”) and (ii) the Security Agreement, by the Company in favor of the Purchaser Agent, dated as of June 28, 2019 (as amended by the Amendment to Security Agreement and Waiver by and among the Company, the Purchaser and the Purchaser Agent, effective as of May 16, 2021, and as may be further amended, restated, supplemented or modified from time to time, the “Security Agreement”). Pursuant to the RIPA Amendment 3, among other things, (a) the Company agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million from the restricted cash account (the “Partial Call”), (b) the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778, and (c) the Purchasers and Purchaser Agent waived certain claimed defaults, breaches and Put Option Events under the RIPA and other related documents that may have occurred as a result of the Company’s opening of a new bank account.
In accordance with the guidance in ASC 470‑50, “Debt—Modifications and Extinguishments,” the RIPA Amendment 3 was accounted for as a debt modification. The amendment resulted in a less than $0.1 million loss on modification of debt, consisting of third-party fees associated with the transaction, which is included in selling, general, and administrative expenses in the statements of operations for the year ended December 31, 2022.
In connection with the arrangement, as of December 31, 2022, the Company has recorded a liability, referred to as the “Revenue interest liability” on the balance sheet, of $243.6 million, net of $0.3 million of capitalized issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. The total redemption amount is equal to 225% of the Cumulative Purchaser Payments, or $400 million. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
A significant increase or decrease in future net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $44.6 million and $33.9 million in interest expense related to this arrangement for the years ended December 31, 2022 and 2021, respectively.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 225% of the Cumulative Purchaser Payments. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated,

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
10.  Liability Related to the Revenue Interest Purchase Agreement (Continued)

less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual net sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $24.8 million in the next twelve months.
The effective annual imputed interest rate is 18.3% as of December 31, 2022. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the years ended December 31, 2022 and 2021:

(in thousands)
Revenue interest liability at December 31, 2020	$176,604
Oberland funding upon execution of Amendment No. 2, net of issuance costs ($83)	49,917
Interest expense recognized	33,907
Revenue interest payments	(3,389)
Revenue interest liability at December 31, 2021	$257,039
Repayment upon execution of Amendment No. 3	(50,000)
Interest expense recognized	44,590
Revenue interest payments	(8,024)
Revenue interest liability at December 31, 2022	$243,605

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
Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2025 in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock, par value $0.001 per share (“common stock”), is greater than or equal to 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five business days after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate for the notes on each such trading day; (3) if the Company calls such notes for redemption, any such notes that have been called for redemption may be converted

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
11.  Convertible Notes (Continued)
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
The Company incurred approximately $8.9 million of issuance costs related to the issuance of the Convertible Notes. Prior to the adoption of ASU 2020-06 on January 1, 2021, the $271.1 million of proceeds received from the issuance of the Convertible Notes were allocated between long-term debt (the “liability component”) of $177.6 million and additional paid-in capital (the “equity component”) of $93.5 million.
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
The Company accounted for the Exchange as an extinguishment of a liability and calculated the gain on extinguishment of debt under ASC 470-50-40, which requires the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt to be recognized in the income statement. The reacquisition price of the Convertible Notes was calculated by the number of shares exchanged times the closing price of the common shares on the day of settlement plus any transactional costs incurred during the reacquisition. The net carrying amount of the debt was calculated by the face value of the notes less the unamortized debt issuance costs associated with the face value of the notes. The Company recognized a gain of

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
11.  Convertible Notes (Continued)
$2.6 million in "Other Income" on the Statements of Operations and Comprehensive Loss during the year ended December 31, 2021.
As of December 31, 2022, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $5.1 million, for a net carrying amount of $259.9 million. As of December 31, 2021, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $6.7 million, for a net carrying amount of $258.3 million.

The Company recorded $12.2 million and $12.4 million of interest expense during the years ended December 31, 2022 and 2021, respectively, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.

As of December 31, 2022, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $145.9 million as of December 31, 2022 and $140.3 million as of December 31, 2021. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of December 31, 2022, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.

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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of December 31, 2022, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the Convertible Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of December 31, 2022, 71,174 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

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

On April 15, 2022, the Company filed a new registration statement on Form S-3 to replace its prior automatically effective registration statement on Form S-3ASR filed on August 3, 2021, which registers the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings (the “New ATM Program”). On February 21, 2023, we terminated the open market sales agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement to be filed on February 21, 2023. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of the Company's common stock and general market conditions. During the year ended December 31, 2022, the Company issued 13,043,797 shares of common stock resulting in net proceeds of approximately $90.8 million after deducting $3.1 million of underwriting discounts and commissions and other expenses, pursuant to the New ATM Program.

Offering

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

Warrants

In connection with the Offering, the Company issued warrants to purchase 36,964,286 shares of common stock at an exercise price of $9.00. The warrants will terminate on December 7, 2023. The warrants were recorded at fair value of $61.9 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the common shares issued with the Offering and the warrants. The Company estimated the fair value of the warrants using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility based on its historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury daily rate for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to its remaining contractual term.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12.  Stockholders' Deficit (Continued)

As of December 31, 2022, the Company had warrants outstanding that were exercisable for a total of 36,964,286 shares of common stock at a weighted-average exercise price of $9.00 per share.

13.  Stock Compensation
2022 Stock Option and Incentive Plan
In May 2022, the Company's stockholders approved the 2022 Stock Option and Incentive Plan (the "2022 Plan"). The number of shares of common stock available for awards under the 2022 Plan was set to 4,400,000, with any shares underlying awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance or shares, or otherwise terminated (other than by exercise) under the 2022 Plan may be added back to the shares of common stock available for issuance under the 2022 Plan. The 2022 Plan provides for the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock, cash-based awards, and dividend equivalent rights. Following the approval of the 2022 Plan, no further awards will be issued under the Company’s 2013 Stock Option and Incentive Plan (the “2013 Plan”).

Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. During the years ended December 31, 2022 and 2021, the Company recognized $0.4 million and $0.7 million of stock compensation expense related to the ESPP, respectively. As of December 31, 2022, there have been 339,422 shares issued and 485,578 shares reserved for future issuance under the ESPP.
2017 Inducement Equity Plan
In May 2017, and as amended in 2019, the Company's board of directors approved the 2017 Inducement Equity Plan (the "2017 Plan"). The number of shares of common stock available for awards under the 2017 Plan is 1,150,000, with any shares of common stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock, or otherwise terminated (other than by exercise) under the 2017 Plan added back to the shares of common stock available for issuance under the 2017 Plan. The 2017 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), unrestricted stock awards and dividend equivalent rights.
2013 Stock Option and Incentive Plan
In May 2015, the Company’s stockholders approved the amended and restated 2013 Plan which, among other things, increased the number of shares of common stock reserved for issuance thereunder. The number of shares of common stock available for awards under the 2013 Plan was increased by 923,622 shares from 2,051,378 shares to 2,975,000 shares, plus (i) shares of common stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) under the 2013 Plan and the Company’s 2008 Incentive Stock Option and Restricted Stock Plan are added back to the shares of common stock available for issuance under the 2013 Plan, and (ii) on January 1, 2016, and each January 1, thereafter, the number of shares of common stock reserved and available for issuance under the 2013 Plan will be cumulatively increased by 2.5% of the number of shares of common stock outstanding on the immediately preceding December 31, or such lesser number of shares of common stock determined by the compensation

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

committee. The 2013 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, RSUs, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights.
The Company incurs stock-based compensation expense related to stock options, performance-based stock options ("PBSOs"), RSUs and performance-based restricted stock units ("PBRSUs"). The fair value of RSUs and PBRSUs is determined by the closing market price of the Company’s common stock on the date of grant. The fair value of stock options and PBSOs is calculated using a Black-Scholes option-pricing model. Compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value. The Company accounts for forfeitures as they occur.
Under the 2022 Plan, 2017 Plan, and 2013 Plan the vesting of options granted or restricted awards given will be determined individually with each option grant. Generally, 25 percent of the granted amount will vest upon the first anniversary of the option grant with the remainder vesting ratably on the first day of each calendar quarter for the following three years. Stock options have a 10-year life and expire if not exercised within that period, or if not exercised within 90 days of cessation of providing service to the Company.
Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the year ended December 31, 2022:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	3,214,537	$38.38	4.18	$—
Granted	1,321,600	$4.80
Forfeited or cancelled (vested and unvested)	(693,400)	$33.29
Exercised	—	$—
Outstanding at December 31, 2022	3,842,737	$27.75	4.86	$1,658
Vested and expected to vest at December 31, 2022	3,842,737	$27.75	4.86	$1,658
Exercisable at December 31, 2022	2,517,412	$37.48	2.64	$185

No stock options were exercised during the year ended December 31, 2022. The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2021 was $4.7 million.
The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees during each of the two years ending December 31, 2022, using the Black-Scholes option-pricing model:

	Year ended
	December 31,
	2022	2021
Risk-free interest rate	2.26%	0.79%
Dividend yield	—	—
Weighted-average expected life of options (years)	6.16	6.24
Volatility	81%	83%
The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of the options was calculated using the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB No. 107”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. The Company estimates volatility based on the Company's historical stock prices over the expected life of the stock options.
The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2022 and 2021, were $3.38 and $19.19, respectively. During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense related to stock options of $5.6 million and $14.6 million, including $0.6 million and $1.5 million that was capitalized into inventory, respectively.
As of December 31, 2022, there was approximately $7.7 million of unrecognized compensation cost related to unvested options, which will be recognized over a weighted-average period of approximately 2.5 years.
Restricted Stock Units
The following table summarizes the activity relating to the Company’s RSUs for the year ended December 31, 2022:

	Number of	Weighted-Average
	RSUs	Fair Value Per Share

Outstanding and unvested at December 31, 2021	698,704	$28.09
Granted	1,905,909	$4.97
Forfeited or expired	(395,731)	$12.61
Vested	(440,697)	$19.39
Outstanding and unvested at December 31, 2022	1,768,185	$8.80
During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense related to RSUs of $6.6 million, including $0.7 million that was capitalized into inventory, and $8.1 million, including $0.7 million that was capitalized into inventory, respectively. As of December 31, 2022, there was approximately $14.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of approximately 2.7 years.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

The following table summarizes the activity relating to the Company's PBRSUs for the year ended December 31, 2022:

	Numbers of	Weighted-Average
	PBRSU's	Fair Value Per Share
Outstanding and unvested at December 31, 2021	639,950	$9.90
Granted	—	$—
Forfeited	(178,700)	$10.95
Vested	—	$—
Outstanding and unvested at December 31, 2022	461,250	$9.50
Stock-based compensation related to the PBRSUs was approximately $1.8 million, including $0.2 million that was capitalized into inventory for the year ended December 31, 2022. Stock-based compensation related to PBRSUs was approximately $0.8 million for the year ended December 31, 2021. As of December 31, 2022, there was approximately $1.3 million of unrecognized stock-based compensation expense related to unvested PBRSUs, which will be recognized over a weighted-average period of approximately 1.5 years.
Performance-based stock options ("PBSOs")
In 2021 and 2022, the Company granted PBSOs from the 2013 Plan and the 2022 Plan, respectively, that vest upon various performance-based milestones as set forth in the individual grant agreements, such as achievement of predetermined clinical or regulatory outcomes. The actual number of units (if any) received under these awards will depend on continued employment and actual performance over the performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBSOs based on the expected performance period to achieve the performance milestone. The fair value of the PBSOs is based on the Black Scholes model as detailed in the stock option section above. The Company expects the performance criteria to be met. The weighted-average grant-date fair value of PBSOs granted during the years ended December 31, 2022 and December 31, 2021 was $4.36 and $6.04, respectively.
The following table summarizes the activity relating to the Company’s performance-based stock options for the year ended December 31, 2022

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	PBSOs	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	122,700	$8.94	9.83	$—
Granted	403,000	$6.20
Forfeited	(26,500)	$8.94
Outstanding at December 31, 2022	499,200	$6.73	9.32	$12
Vested and expected to vest at December 31, 2022	499,200	$6.73	9.32	$12
Stock-based compensation related to the PBSOs was approximately $0.8 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $1.5 million of unrecognized stock-based compensation expense related to unvested PBSOs, which will be recognized over a weighted-average period of approximately 1.4 years. There were no PBSOs exercisable as of December 31, 2022.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
14.  Employee Benefit Plan
During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2022 and 2021, were $0.7 million and $2.2 million, respectively.
15. Leases
The Company has operating leases primarily related to the Company's principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office was renewed in December 2022 and has a lease term of 5 years from November 1, 2023, and the automobile leases and IT equipment leases primarily have a term of 3 years. During the years ended December 31, 2022 and December 31, 2021, the Company recognized $1.3 million and $2.4 million, respectively, of operating lease costs, recognized on the statements of operations and comprehensive loss, and paid cash for the amounts included in the measurement of lease liabilities of $1.2 million and $2.4 million, respectively, which were included in operating cash flows on the statements of cash flows. At December 31, 2022 and December 31, 2021, the weighted-average remaining lease term of operating leases was 4.7 years and 1.4 years, respectively, and the weighted average discount rate was 7.7% and 4.7%, respectively. There was $0.6 million and $0.1 million in right-of-use assets obtained in exchange for lease obligations for the twelve months ended December 31, 2022 and December 31, 2021, respectively. The Company had no additional operating and finance leases that have not yet commenced as of December 31, 2022.
The following table summarizes the Company's future maturities of operating lease liabilities as of December 31, 2022:

(in thousands)
2023	$461
2024	175
2025	159
2026	164
2027	169
2028 and beyond	144
Total lease payments	1,272
Less imputed interest	(223)
Total	$1,049
The following table summarizes supplemental balance sheet information related to leases as of December 31, 2022:

Operating Leases	(in thousands)
Total right of use operating lease assets	$1,036

Operating lease liabilities (short-term)	$(384)
Operating lease liabilities (long-term)	(665)
Total lease obligations under operating leases	$(1,049)
16.  Income Taxes
There was no provision for income taxes for the years ended December 31, 2022 and 2021 because the Company has incurred operating losses since inception. At December 31, 2022, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
16. Income Taxes (Continued)

As of December 31, 2022 and 2021, the Company had net deferred tax assets, before valuation allowance, of approximately $352.1 million and $284.2 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2022 and 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $950.8 million and $894.3 million, respectively. Of the total federal NOL carryforwards, $347.4 million will expire at various dates beginning in 2028, if not utilized; the remaining federal NOLs do not expire. As of December 31, 2022 and 2021, the Company had state NOL carryforwards of approximately $698.4 million and $662.2 million, respectively. The state NOL carryforwards will expire at various dates beginning in 2022, if not utilized.
The Company has research and developmental tax credits of $21.0 million. The tax credit carryforwards will expire beginning in 2031, if not utilized.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2016.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2022	2021
Federal income tax (benefit) at statutory rate	(21.0)%	(21.0)%
Change in state tax rate	(0.5)%	0.9%
Permanent items	0.1%	0.1%
Prior period adjustments	(3.6)%	—%
Other	—%	0.4%
Change in valuation allowance	25.0%	19.6%
Effective income tax rate	0.0%	0.0%
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. If the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, a Section 382 ownership change could be deemed to have occurred. If a Section 382 change occurs, the Company’s future utilization of the net operating loss carryforwards and credits as of the ownership change will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Some of the U.S. Federal and State net operating loss and credit carryforwards are subject to annual limitations due to ownership changes. The annual limitation may result in the expiration of net operating losses or credit carryforwards before utilization. The Company determined a change of ownership occurred in 2017 and 2021.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2022, the Company had accrued $2.1 million for unrecognized income tax benefits and related interest and penalties against credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect this amount to change in the next twelve months. At December 31, 2022, all of the amount of unrecognized tax benefits, if recognized, would result in a deferred tax asset and corresponding increase in the entity’s valuation allowance. Such unrecognized tax benefit would not affect the effective rate if recognized.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
16. Income Taxes (Continued)

	December 31,
	2022	2021
	(in thousands)
Balance at January 1	$2,099	$2,606
Reductions for tax positions of prior year	—	(507)
Balance at December 31	2,099	2,099

Significant components of the Company’s deferred tax assets are summarized in the table below:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$242,584	$219,237
Equity compensation	26,243	22,735
Capitalized research and development	26,480	—
R&D tax credits, net of reserves	18,887	18,887
Disallowed interest	29,979	16,146
Temporary differences	8,340	7,695
Total deferred tax assets	352,513	284,700
Deferred tax liabilities:
Other	(400)	(546)
Total deferred tax liabilities	(400)	(546)
Valuation allowance	(352,113)	(284,154)
Net deferred tax assets	$—	$—
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
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31, 2022	December 31, 2021
Common shares under option	3,842,737	3,214,537
Unvested RSUs	1,768,185	698,704
Shares issuable related to the ESPP	27,558	23,448
Unvested PBRSUs	461,250	639,950
Common shares under PBSOs	499,200	122,700
Shares issuable upon conversion of convertible notes	8,007,010	8,007,010
Warrants for common stock	36,964,286	36,964,286
Total potential dilutive shares	51,570,226	49,670,635

18.  Statements of Cash Flows
The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the balance sheets to the same amounts presented on the statements of cash flows on December 31, 2022 and 2021 (in thousands).

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$124,775	$208,892
Restricted cash	—	50,000
Total cash, cash equivalents and restricted cash shown on the statements of cash flows	$124,775	$258,892