Form 10-Q
period 2023-03-31
Esperion Therapeutics, Inc.
filed 2023-05-09
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 1, 2023, there were 94,712,657 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,911	$124,775
Short-term investments	17,427	42,086
Accounts receivable	36,415	33,729
Prepaid clinical development costs	6,916	1,026
Inventories, net	39,352	35,201
Other prepaid and current assets	5,584	9,866
Total current assets	250,605	246,683

Property and equipment, net	83	164
Right of use operating lease assets	1,075	1,036
Intangible assets	56	56
Total assets	$251,819	$247,939

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,065	$23,040
Accrued clinical development costs	4,617	5,426
Other accrued liabilities	34,421	35,191
Revenue interest liability	26,921	24,760
Deferred revenue from collaborations	12,157	3,507
Operating lease liabilities	305	384
Total current liabilities	95,486	92,308

Convertible notes, net of issuance costs	260,316	259,899
Revenue interest liability	224,898	218,845
Operating lease liabilities	782	665
Total liabilities	581,482	571,717
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized as of March 31, 2023 and as of December 31, 2022; 89,237,167 shares issued at March 31, 2023 and 76,564,396 shares issued at December 31, 2022	87	75
Additional paid-in capital	1,127,004	1,071,183
Treasury stock, at cost; 1,994,198 shares at March 31, 2023 and December 31, 2022	(54,998)	(54,998)
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(1,401,755)	(1,340,036)
Total stockholders’ deficit	(329,663)	(323,778)
Total liabilities and stockholders’ deficit	$251,819	$247,939
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product sales, net	$17,031	$13,354
Collaboration revenue	7,298	5,482
Total Revenues	24,329	18,836

Operating expenses:
Cost of goods sold	11,652	7,125
Research and development	31,381	24,319
Selling, general and administrative	29,901	30,381
Total operating expenses	72,934	61,825

Loss from operations	(48,605)	(42,989)

Interest expense	(14,387)	(14,062)
Other income, net	1,273	320
Net loss	$(61,719)	$(56,731)

Net loss per common share - basic and diluted	$(0.79)	$(0.93)

Weighted-average shares outstanding - basic and diluted	78,440,266	60,954,755

Other comprehensive loss:
Unrealized gain (loss) on investments	$1	$(232)
Comprehensive loss	$(61,718)	$(56,963)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2021	60,879,496	$61	$964,401	$(1,106,377)	$(31)	$(54,998)	$(196,944)
Vesting of restricted stock units	55,286	—	—	—	—	—	—
Vesting of ESPP Shares	123,785	—	431	—	—	—	431
Stock-based compensation	—	—	4,436	—	—	—	4,436
Other comprehensive loss	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	(56,731)	—	—	(56,731)
Balance at March 31, 2022	61,058,567	$61	$969,268	$(1,163,108)	$(263)	$(54,998)	$(249,040)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2022	74,570,198	$75	$1,071,183	$(1,340,036)	$(2)	$(54,998)	$(323,778)
Vesting of restricted stock units and performance-based restricted stock units	372,117	—	—	—	—	—	—
Vesting of ESPP Shares	95,654	—	502	—	—	—	502
Stock-based compensation	—	—	2,903	—	—	—	2,903
Issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	12,205,000	12	52,416	—	—	—	52,428
Other comprehensive gain	—	—	—	—	1	—	1
Net loss	—	—	—	(61,719)	—	—	(61,719)
Balance at March 31, 2023	87,242,969	$87	$1,127,004	$(1,401,755)	$(1)	$(54,998)	$(329,663)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(61,719)	$(56,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	81	153
Amortization of premiums and discounts on investments	(339)	173
Amortization of debt issuance costs	417	398
Non-cash interest expense related to the revenue interest liability	11,320	11,015
Stock-based compensation expense	2,903	4,436
Changes in assets and liabilities:
Accounts receivable	(2,686)	(2,182)
Prepaids and other assets	(1,608)	764
Deferred revenue	8,650	(2,100)
Inventories	(4,151)	(1,260)
Accounts payable	(5,975)	9,393
Other accrued liabilities	(1,249)	(3,049)
Net cash used in operating activities	(54,356)	(38,990)

Investing activities
Purchases of investments	—	(18,102)
Proceeds from sales/maturities of investments	25,000	—
Net cash provided by (used in) investing activities	25,000	(18,102)

Financing activities
Payments on revenue interest liability	(3,106)	(1,217)
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	52,598	—
Payment of issuance costs	—	(219)
Net cash provided by (used in) financing activities	49,492	(1,436)

Net increase (decrease) in cash and cash equivalents	20,136	(58,528)
Cash, cash equivalents and restricted cash at beginning of period	124,775	258,892
Cash, cash equivalents and restricted cash at end of period	$144,911	$200,364
Supplemental disclosure of cash flow information:
Common stock issuance, warrant, and pre-funded warrant issuance costs not yet paid	$170	$—
Non cash right of use asset	1	6
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

The Company recently completed a global cardiovascular outcomes trial, or CVOT, — known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. The Company initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with over 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as “four-component MACE”). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, the Company announced that the study had met its primary endpoint.

On March 4, 2023, the Company announced the full results from the CLEAR Outcomes trial. The study showed that bempedoic acid demonstrated significant cardiovascular risk reductions and significantly reduced the risk of heart attack and coronary revascularization as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active and placebo treatment groups. Bempedoic acid (contained in NEXLETOL® and NEXLIZET® (bempedoic acid and ezetimibe) tablets) now becomes the first LDL-C lowering therapy since statins proven to lower hard ischemic events, not only in those with ASCVD but also in the large number of primary prevention patients for whom limited therapies exist. The Company believes that it remains on track to submit regulatory filings to the FDA and EMA in the first half of 2023 with expected inclusion in the U.S. and EMA labels in the first half of 2024.

On March 19, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), 12,205,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of Common Stock (the “Pre-Funded Warrants”) in lieu of shares of Common Stock, and warrants to purchase up to 33,170,747 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The purchase price of each Pre-Funded Warrant and the accompanying Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Purchase Agreement contains customary representations, warranties, covenants and indemnification rights and obligations of the Company and the Purchasers. The Offering closed on March 22, 2023. In connection with the Offering, the Company amended, pursuant to Warrant Amendment Agreements (the “Warrant Amendment Agreements”), certain existing warrants to purchase up to an aggregate of 9,024,212 shares of the Company's common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Offering, for additional consideration of $0.125 per amended warrant. The Company received gross proceeds of approximately $55.5 million from the Offering, before deducting placement agent fees and related offering expenses. The net proceeds to the Company from the Offering, after deducting the placement agent fees and expenses and the Company’s estimated offering expenses, are approximately $51.3 million. In addition, the Company received approximately $1.2 million as the gross consideration in connection with the Warrant Amendment Agreements. The net proceeds of the Warrant Amendment Agreements after deducting placement fees were approximately $1.1 million. Refer to Note 13 "Stockholders' Deficit" for further information.

The Company's primary activities since incorporation have been conducting research and development activities, including nonclinical, preclinical and clinical testing, gaining commercial approval of its products, developing a commercial sales team, performing business and financial planning, recruiting personnel, and raising capital. The Company received approval by the FDA in February 2020 to commercialize NEXLETOL (bempedoic acid) and NEXLIZET (bempedoic acid and ezetimibe) tablet in the U.S., and accordingly commenced principal operations on March 30, 2020 with the commercialization of NEXLETOL.

The Company is subject to risks and uncertainties which include the need to successfully commercialize its products, research, develop, and clinically test therapeutic products; obtain regulatory approvals for its products (or additional or expanded indications for approved products); manage its management, commercial and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.

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
Basis of Presentation
The accompanying condensed interim financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
Concentration of Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of March 31, 2023, eleven customers accounted for all of the

Company's net trade receivables and as of December 31, 2022, eleven customers accounted for all the Company's net trade receivables.
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
The terms of the agreement typically include consideration to be provided to the Company in the form of non-refundable up-front payments, development milestones, sales milestones, and royalties on sales of products within a respective territory. The Company recognizes regulatory and approval milestones as consideration when it is probable that a future reversal is unlikely to occur. For sales-based milestones and royalties based on sales of product in a territory, the Company applies the sales-based royalty exception in ASC 606-10-55-65 to all of these milestones and royalties.
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

b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $17.0 million for the three months ended March 31, 2023, and $13.4 million for the three months ended March 31, 2022.
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
Recently Implemented Accounting Pronouncements
There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Pursuant to the agreement, the Company received upfront cash of $150.0 million in 2019 and a $150.0 million cash milestone payment in 2020 following the completion of the NUSTENDI® Marketing Authorisation Applications ("MAA"). The Company is responsible for supplying DSE with certain manufacturing supply of the API or bulk tablets. The Company is also eligible to receive an additional regulatory milestone payment of either $200 million or $300 million upon the grant of the marketing authorisation in the European Union for the CV risk reduction label, depending on the range of relative risk reduction in the CLEAR Outcomes study. Refer to Note 5 "Commitments and Contingencies" for further information. In addition, the Company is eligible to receive additional sales milestone payments related to total net sales achievements for DSE in the DSE Territory. Finally, the Company receives tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.
The agreement calls for both parties to participate in a Joint Collaboration Committee (the “DSE JCC”). The DSE JCC is comprised of executive management from each company and the Company will lead in all aspects related to development and DSE will lead in all aspects related to commercialization in the DSE Territory.
Collaboration Revenue
In the three months ended March 31, 2023 and 2022, the Company recognized collaboration revenue of approximately $7.1 million and $5.3 million related to royalty revenue from DSE from the sales of NILEMDO® and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
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
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company did not have any collaboration revenue from the Otsuka Agreement during the three months ended March 31, 2023 and 2022.
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

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. For the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million and $0.2 million, respectively of collaboration revenue related to the ongoing regulatory and development activities. The remaining $0.5 million of the upfront payment was deferred as of March 31, 2023 due to an on-going performance obligation related to the developmental activities in South Korea and Taiwan. This deferred revenue will be recognized ratably over the period leading up to the completion of these developmental activities.

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
4. Inventories, net
Inventories, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$35,090	$26,558
Work in process	1,697	6,548
Finished goods	2,565	2,095
	$39,352	$35,201
5. Commitments and Contingencies
On March 4, 2023, the Company announced the full results from its Cholesterol Lowering via Bempedoic acid, an ACL-Inhibiting Regimen (CLEAR) Outcomes trial. Based on the terms of the contract with DSE, the Company is eligible for partner milestone payments upon inclusion of cardiovascular risk reduction data in the EU label, for which payment is tied to the magnitude of the risk percentage reduction included in the label (among other requirements) and ranges from $200 million for the inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate that, based on the CLEAR Outcomes data, is equal or greater than 15% but less than 20%, to $300 million if such risk reduction in the EU label that correlates with a relative risk reduction rate is equal or greater than 20%. Based on the CLEAR Outcomes data, the Company believes it would be entitled to receive $300 million in partner milestone payments upon inclusion of cardiovascular risk reduction data in the EU label.

The Company has had communications with DSE regarding potential milestone payments in which DSE has conveyed that it disagrees with the Company’s assessment that the CLEAR Outcomes data would support the Company’s right to receive any milestone payments upon inclusion of certain required cardiovascular risk reduction data in the EU label. Even if the Company is successful in enforcing its rights, there could be a delay in the Company’s receipt of the milestone payments as a result of any dispute relating to such payments. Any failure to receive or any delay in receipt of the milestone payments may significantly impact the Company’s future capital needs, ability to recognize revenue for the milestone upon inclusion of cardiovascular risk reduction data in the EU label, and ability to fund operations.

On March 27, 2023, the Company filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the CLEAR Outcomes trial demonstrating significant cardiovascular risk reductions.

On May 4, 2023, the Company filed an amended complaint against DSE in the Southern District of New York. The complaint seeks a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to the Company upon applicable regulatory approval.

6. Investments
The following table summarizes the Company’s cash equivalents and short-term investments (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$113,566	$—	$—	$113,566
Certificates of deposit	401	—	—	401
Short-term investments:
U.S. treasury notes	17,428	—	(1)	17,427
Total	$131,395	$—	$(1)	$131,394

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$105,078	$—	$—	$105,078
U.S. treasury notes	4,994	1	—	4,995
Certificates of deposit	401	—	—	401
Short-term investments:
U.S. treasury notes	42,089	2	(5)	42,086
Total	$152,562	$3	$(5)	$152,560
During the three months ended March 31, 2023 and March 31, 2022, other income, net in the statements of operations includes interest income on investments of $0.9 million and $0.3 million. During the three months ended March 31, 2023, other income, net in the statements of operations includes accretion of premiums and discounts on investments of $0.3 million. During the three months ended March 31, 2022, other income, net in the statements of operations includes amortization of premiums and discounts on investments of $0.2 million.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three months ended March 31, 2023 and 2022.
In the three months ended March 31, 2023 and 2022, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of March 31, 2023, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

March 31, 2023
Assets:
Money market funds	$113,566	$113,566	$—	$—
Certificates of deposit	401	401	—	—
U.S. treasury notes	17,427	17,427	—	—
Total assets at fair value	$131,394	$131,394	$—	$—
December 31, 2022
Assets:
Money market funds	$105,078	$105,078	$—	$—
Certificates of deposit	401	401	—	—
U.S. treasury notes	47,081	47,081	—	—
Total assets at fair value	$152,560	$152,560	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2023 and 2022.
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
In connection with the arrangement, as of March 31, 2023, the Company has recorded a liability, referred to as the “Revenue interest liability” on the balance sheet, of $251.8 million, net of $0.3 million of capitalized issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. The total redemption amount is equal to 225% of the Cumulative Purchaser Payments, or $400 million. At March 31, 2023, the remaining redemption amount is $385.0 million. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
A significant increase or decrease in future net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $11.3 million and $11.0 million in interest expense related to this arrangement for the three months ended March 31, 2023 and 2022, respectively.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 225% of the Cumulative Purchaser Payments. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual net sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $26.9 million in the next twelve months.
The effective annual imputed interest rate is 18.2% as of March 31, 2023. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the three months ended March 31, 2023:

(in thousands)
Total revenue interest liability at December 31, 2022	$243,605
Interest expense recognized	11,320
Revenue Interests payments	(3,106)
Total revenue interest liability at March 31, 2023	$251,819

9. Convertible Notes
In November 2020, the Company issued $280.0 million aggregate principal amount of 4.0% senior subordinated convertible notes due November 2025. The net proceeds the Company received from the offering was approximately $271.1 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company (the "Convertible Notes") of $8.9 million. The Company used approximately $46.0 million of the net proceeds from the offering of the notes to pay the cost of the Capped Call (as defined below) and $55.0 million of the net proceeds from the offering of the initial notes to finance the Prepaid Forward (as defined below). The Convertible Notes are the Company's senior unsecured obligations and mature on November 15, 2025 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. The Convertible Notes are convertible into shares of the

Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 30.2151 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $33.096 per share of common stock, subject to adjustment. The Company will pay interest on the Convertible Notes semi-annually in arrears on May 15 and November 15 of each year.
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
As of March 31, 2023, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $4.7 million, for a net carrying amount of $260.3 million.

The Company recorded $3.1 million of interest expense during the three months ended March 31, 2023, and $3.0 million of interest expense during the three months ended March 31, 2022, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.

As of March 31, 2023, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $123.2 million as of March 31, 2023 and $145.9 million as of December 31, 2022. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of March 31, 2023, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.

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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of March 31, 2023 and December 31, 2022, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the Convertible Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of March 31, 2023, 165,540 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.
10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$5,565	$9,053
Accrued variable consideration	21,313	21,987
Accrued professional fees	3,446	2,547
Accrued interest on convertible notes	3,975	1,325
Accrued other	122	279
Total other accrued liabilities	$34,421	$35,191

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

Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. In the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million and approximately $0.1 million of stock compensation expense related to the ESPP. As of March 31, 2023, there have been 435,076 shares issued and 389,924 shares reserved for future issuance under the ESPP.
Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2023:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	3,842,737	$27.75	4.86	$1,658
Granted	1,154,300	$4.23
Forfeited or expired	(622,585)	$38.72
Exercised	—	$—
Outstanding at March 31, 2023	4,374,452	$19.98	6.18	$—
Vested and expected to vest at March 31, 2023	4,374,452	$19.98	6.18	$—
Exercisable at March 31, 2023	2,194,004	$33.44	2.99	$—
Stock-based compensation related to stock options was $1.0 million for the three months ended March 31, 2023, including $0.1 million that was capitalized into inventory, and $1.5 million for the three months ended March 31, 2022, including $0.1 million that was capitalized into inventory. As of March 31, 2023, there was $9.0 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.9 years.

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

The following table summarizes the activity relating to the Company’s PBSOs for the three months ended March 31, 2023:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	499,200	$6.73	9.32	$12
Granted	—	$—
Forfeited or expired	(65,250)	$6.76
Exercised	—	$—
Outstanding at March 31, 2023	433,950	$6.72	8.86	$—
Vested and expected to vest at March 31, 2023	433,950	$6.72	8.86	$—
Exercisable at March 31, 2023	48,100	$8.94	6.62	$—

Stock-based compensation related to PBSOs was $0.2 million for the three months ended March 31, 2023 and $0.1 million for the three months ended March 31, 2022. As of March 31, 2023, there was approximately $1.0 million of unrecognized stock-based compensation expense related to unvested PBSOs, which will be recognized over a weighted-average period of approximately 1.2 years.
Restricted Stock Units (or RSUs)
The following table summarizes the activity relating to the Company’s RSUs for the three months ended March 31, 2023:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2022	1,768,185	$8.80
Granted	1,622,485	$4.13
Forfeited	(101,881)	$9.24
Vested	(171,392)	$9.23
Outstanding and unvested March 31, 2023	3,117,397	$6.34
Stock-based compensation related to RSUs was approximately $1.5 million for the three months ended March 31, 2023, including $0.1 million that was capitalized into inventory, and approximately $1.9 million for the three months ended March 31, 2022, including $0.1 million that was capitalized into inventory. As of March 31, 2023, there was $18.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.0 years.

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
The following table summarizes the activity relating to the Company's PBRSUs for the three months ended March 31, 2023:

	Number of PBRSUs	Weighted-average fair value per share
Outstanding December 31, 2022	461,250	$9.50
Granted	—	$—
Forfeited	(69,150)	$12.65
Vested	(200,725)	$8.94
Outstanding and unvested March 31, 2023	191,375	$8.94
Stock-based compensation related to the PBRSUs was $0.1 million for the three months ended March 31, 2023, including less than $0.1 million that was capitalized into inventory, and $0.8 million for the three months ended March 31, 2022, including $0.1 million that was capitalized into inventory. As of March 31, 2023, there was approximately $0.8 million of unrecognized stock-based compensation expense related to unvested PBRSUs, which will be recognized over a weighted-average period of approximately 1.2 years.
12. Income Taxes
There was no provision for income taxes for the three months ended March 31, 2023 and 2022, because the Company has incurred annual operating losses since inception. At March 31, 2023, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

13. Stockholders' Deficit

ATM Offering

On April 15, 2022, the Company filed a new registration statement on Form S-3 to replace its prior automatically effective registration statement on Form S-3ASR filed on August 3, 2021, which registers the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings (the “New ATM Program”). On February 21, 2023, the Company terminated the open market sales agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of common stock from time to time in “at-the-market” offerings (the "2023 ATM Program"), pursuant to its existing Form S-3 and the prospectus supplement filed on February 21, 2023. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of the Company's common stock and general market conditions. During the year ended December 31, 2022, the Company issued 13,043,797 shares of common stock resulting in net proceeds of approximately $90.8 million after deducting $3.1 million of underwriting discounts and commissions and other expenses, pursuant to the New ATM Program. No shares have been issued under the 2023 ATM Program as of the date of this quarterly report.

Warrants

In connection with an underwriting agreement with H.C. Wainwright & Co., LLC ("Wainwright") on December 2, 2021, the Company issued warrants to purchase 36,964,286 shares of common stock at an exercise price of $9.00. The warrants will terminate on December 7, 2023. The warrants were recorded at fair value of $61.9 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the common shares issued with the Offering and the warrants.

Registered Direct Offering and Warrant Amendment

On March 19, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), 12,205,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of Common Stock (the “Pre-Funded Warrants”) in lieu of shares of Common Stock, and warrants to purchase up to 33,170,747 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The Warrants expire on September 22, 2026 and have an exercise price of $1.55. The purchase price of each Pre-Funded Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Purchase Agreement contains customary representations, warranties, covenants and indemnification rights and obligations of the Company and the Purchasers. The Offering closed on March 22, 2023. The warrants and pre-funded warrants were recorded at fair value of $22.8 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the common shares issued with the Offering and the warrants and pre-funded warrants. The Company estimated the fair value of the warrants using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility based on its historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury daily rate for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to its remaining contractual term. The Company estimated the fair value of the pre-funded warrants based on the market price of the Company's common stock at issuance.

In connection with the Offering, the Company amended, pursuant to Warrant Amendment Agreements (the “Warrant Amendment Agreements”), certain existing warrants to purchase up to an aggregate of 9,024,212 shares of the Company's common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Offering, or September 22, 2026, for additional consideration of $0.125 per amended warrant. Based on the change in the fair value of the amended warrants, the Company recorded issuance costs to additional paid-in capital of $2.9 million.

The Company received gross proceeds of approximately $55.5 million from the Offering, before deducting placement agent fees and related offering expenses. The net proceeds to the Company from the Offering, after deducting the placement agent fees and expenses and the Company’s estimated offering expenses of $4.2 million, were approximately $51.3 million. In addition, the Company received approximately $1.2 million as the gross consideration in connection with the Warrant

Amendment Agreements. The net proceeds of the Warrant Amendment Agreements after deducting placement fees of $0.1 million were approximately $1.1 million.

The following table summarizes the warrants and pre-funded warrants outstanding for the Company as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Weighted average exercise price
Warrants outstanding from 2021 agreement, expiring December 7, 2023	27,940,074	36,964,286	$9.00
Warrants outstanding from Warrant Amendment Agreements, expiring September 22, 2026	9,024,212	—	$1.55
Warrants outstanding from Purchase Agreement, expiring September 22, 2026	33,170,747	—	$1.55
Pre-funded warrants outstanding, no expiration date	20,965,747	—	$0.001
Total warrants and pre-funded warrants outstanding	91,100,780	36,964,286

Subsequent to March 31, 2023, on April 24, 2023, 5,865,747 shares of pre-funded warrants were exercised.

14. Net Loss Per Common Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Pre-Funded Warrants are included in the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised or vested during the period, determined using the treasury-stock method. For purposes of this calculation, warrants for common stock, stock options, PBSOs, unvested RSUs and PBRSUs, shares issuable under the ESPP and shares issuable upon conversion of the convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31,
	2023	2022
Common shares under option	4,374,452	4,101,259
Common shares under PBSOs	433,950	122,700
Unvested RSUs	3,117,397	1,978,717
Unvested PBRSUs	191,375	602,750
Shares issuable related to the ESPP	33,575	40,257
Shares issuable upon conversion of convertible notes	8,007,010	8,007,010
Warrants	70,135,033	36,964,286
Total potential dilutive shares	86,292,792	51,816,979
15. Statements of Cash Flows and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the balance sheets to the same amounts presented on the statements of cash flows on March 31, 2023 and 2022 and December 31, 2022 and 2021 (in thousands):

	March 31, 2023	March 31, 2022	December 31, 2022	December 31, 2021
Cash and cash equivalents	144,911	$150,364	$124,775	$208,892
Restricted cash	—	50,000	—	50,000
Total cash and cash equivalents and restricted cash shown on the condensed statements of cash flows	$144,911	$200,364	$124,775	$258,892

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2022 and other filings that we make with the Securities and Exchange Commission.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our clinical development and commercialization plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development, commercialization plans, approval of expanded indications for bempedoic acid and the bempedoic acid / ezetimibe combination tablet and expectations regarding future transactions to further improve our balance sheet to be materially different from any future results, performance or achievements, including in relation to the clinical development, commercialization plans, or approval of expanded indications for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, clinical activities and commercial development plans, expressed or implied by these forward-looking statements.

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

We recently completed a global cardiovascular outcomes trial, or CVOT, — known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with over 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as “four-component MACE”). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, we announced that the study had met its primary endpoint.

On March 4, 2023, we announced the full results from the CLEAR Outcomes trial. The study showed that bempedoic acid demonstrated significant cardiovascular risk reductions and significantly reduced the risk of heart attack and coronary revascularization as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active and placebo treatment groups. Bempedoic acid (contained in NEXLETOL® and NEXLIZET® (bempedoic acid and ezetimibe) tablets) now becomes the first LDL-C lowering therapy since statins proven to lower hard ischemic events, not only in those with ASCVD but also in the large number of primary prevention patients for whom limited therapies exist. We believe that we remain on track to submit regulatory filings to the FDA and EMA in the first half of 2023 with expected inclusion in the U.S. and EMA labels in the first half of 2024.

Based on the terms of the contract with Daiichi Sankyo Europe GmbH, or DSE, we are eligible for partner milestone payments upon inclusion of cardiovascular risk reduction data in the EU label, for which payment is tied to the magnitude of the cardiovascular risk percentage reduction included in the label (among other requirements) and ranges from $200 million to $300 million. Based on the CLEAR Outcomes data, we believe we would be entitled to receive $300 million in partner milestone payments upon inclusion of cardiovascular risk reduction data in the EU label.

DSE has conveyed that it disagrees with our assessment that the CLEAR Outcomes data would support the our right to receive any milestone payments upon inclusion of certain required cardiovascular risk reduction data in the EU label. On March 27, 2023, we filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label. On May 4, 2023, we filed an amended complaint against DSE in the Southern District of New York. The complaint seeks a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to Esperion upon applicable regulatory approval. Refer to Note 5 "Commitments and Contingencies" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2023 for further information.

Even if we are successful in enforcing our rights, there could be a delay in our receipt of the milestone payments as a result of any dispute relating to such payments. Any failure to receive or any delay in receipt of the milestone payments may significantly impact our future capital needs, ability to recognize revenue for the milestone upon inclusion of cardiovascular risk reduction data in the EU label, and ability to fund operations.

On March 19, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which we agreed to issue and sell, in a registered direct offering (the “Offering”), 12,205,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of Common Stock (the “Pre-Funded Warrants”) in lieu of shares of Common Stock, and warrants to purchase up to 33,170,747 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The purchase price of each Pre-Funded Warrant and the accompanying Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Purchase Agreement contains customary representations, warranties, covenants and indemnification rights and obligations of the Company and the Purchasers. The Offering closed on March 22, 2023. In connection with the Offering, we amended, pursuant to Warrant Amendment Agreements (the “Warrant Amendment Agreements”), certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Offering, for additional consideration of $0.125 per amended warrant. We received gross proceeds of approximately $55.5 million from the Offering, before deducting placement agent fees and related offering expenses. The net proceeds from the Offering, after deducting the placement agent fees and expenses and the Company’s estimated offering expenses, are approximately $51.3 million. In addition, we received approximately $1.2 million as the gross consideration in connection with the Warrant Amendment Agreements. The net proceeds of the Warrant Amendment Agreements after deducting placement fees were approximately $1.1 million. Refer to Note 13 "Stockholders' Deficit" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2023 for further information.

We were incorporated in Delaware in January 2008 and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing and commercializing bempedoic acid and the bempedoic acid / ezetimibe combination tablet. In February 2020, the FDA approved NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020. We have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes, warrants and pre-funded warrants, public offerings of common stock, the incurrence of indebtedness, through collaborations with third parties and revenue interest purchase agreements, and we have incurred losses in each year since our inception.
We have never been profitable and our net losses were $61.7 million for the three months ended March 31, 2023, and $56.7 million for the three months ended March 31, 2022. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:

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
NILEMDO® is a first-in-class ACL inhibitor that lowers LDL-C by reducing cholesterol biosynthesis and up-regulating the LDL receptors. NILEMDO was approved by the European Commission, or EC, in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated.
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
During the three months ended March 31, 2023, we incurred $21.7 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
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
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with DSE, Otsuka Pharmaceutical Co., Ltd., or Otsuka, and Daiichi Sankyo Co. Ltd, or DS. Collaboration revenue in the three months ended March 31, 2023 and March 31, 2022 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
We will continue to incur research and development expenses in the foreseeable future as they relate to closing-out activities for the CLEAR Outcomes CVOT and any other development programs or additional indications we choose to pursue. We expect research and development expenses to decrease in the second half of 2023 after reporting the full results of the CLEAR Outcomes CVOT and submitting regulatory filings to the FDA and EMA in the first half of 2023. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S. and

Europe. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate that will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
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
We expect our selling, general and administrative expenses will increase at the end of 2023 now that we reported full results from the CLEAR Outcomes CVOT in connection with potential additional global regulatory submissions for new product indications, expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount.
Interest Expense
Interest expense is related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital and our convertible notes issued in November 2020.
Other Income, Net
Other income, net, primarily relates to interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities and in the three months ended March 31, 2022, also included other income related to the sale of lease vehicles associated with the reduction in force.
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
There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$17,031	$13,354	$3,677
Collaboration revenue	7,298	5,482	1,816
Operating Expenses:
Cost of goods sold	11,652	7,125	4,527
Research and development	31,381	24,319	7,062
Selling, general and administrative	29,901	30,381	(480)
Loss from operations	(48,605)	(42,989)	(5,616)
Interest expense	(14,387)	(14,062)	(325)
Other income, net	1,273	320	953
Net loss	$(61,719)	$(56,731)	$(4,988)
Product sales, net
Product sales, net for the three months ended March 31, 2023 was $17.0 million compared to $13.4 million for the three months ended March 31, 2022, an increase of approximately $3.6 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET during the first quarter of 2023 compared to the first quarter of 2022.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended March 31, 2023 was $7.3 million compared to $5.5 million for the three months ended March 31, 2022, an increase of $1.8 million. The increase is primarily due to increased tablet sales to our international partners under the supply agreements and sales growth within the partner territories.
Cost of goods sold
Cost of goods sold for the three months ended March 31, 2023 was $11.7 million compared to $7.1 million for the three months ended March 31, 2022, an increase of approximately $4.6 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.
Research and development expenses
Research and development expenses for the three months ended March 31, 2023, were $31.4 million, compared to $24.3 million for the three months ended March 31, 2022, an increase of $7.1 million. The increase in research and development expenses was primarily attributable to costs associated with the announcement and presentation of our CLEAR Outcomes study results, associated close-out activities, and regulatory submission preparation.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2023, were $29.9 million, compared to $30.4 million for the three months ended March 31, 2022, a decrease of $0.5 million. The decrease in selling, general and administrative expenses was primarily attributable to decreases in promotional costs in the first quarter of 2023, as well as decreases in stock compensation costs.

Interest expense
Interest expense for the three months ended March 31, 2023, was $14.4 million, compared to $14.1 million for the three months ended March 31, 2022, an increase of $0.3 million. The increase in interest expense was primarily due to additional interest expense attributable to our RIPA with Oberland.
Other income, net
Other income, net for the three months ended March 31, 2023, was $1.3 million, compared to $0.3 million for the three months ended March 31, 2022, an increase of $1.0 million. The increase in other income, net was primarily due to higher interest income on our investments due to higher interest rates.
Liquidity and Capital Resources
While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, warrants and pre-funded warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and our revenue interest purchase agreement. Pursuant to the license and collaboration agreements with Daiichi Sankyo and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements entered into April 2021 with Daiichi Sankyo, we are eligible for substantial additional sales milestone payments and royalties. On February 21, 2023, we terminated the open market sales agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. We may continue to use the 2023 ATM program or issue stock through other capital markets to address potential funding requirements. On March 19, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to issue and sell, in a registered direct offering, shares of common stock, pre-funded warrants, and warrants to purchase common stock. In connection with the Securities Purchase Agreement, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of the Company's common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Offering, for additional consideration of $0.125 per amended warrant. We received net proceeds of approximately $51.3 million related to the offering and approximately $1.1 million in connection with the amended warrants. We anticipate that we will incur losses for the foreseeable future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and expenses associated with our research and development activities. We anticipate that our current cash, cash equivalents, investments, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to fund continuing operations for the foreseeable future.

As of March 31, 2023, our primary sources of liquidity were our cash and cash equivalents and available-for-sale investments which totaled $162.3 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(54,356)	$(38,990)
Net cash provided by (used in) investing activities	25,000	(18,102)
Net cash provided by (used in) financing activities	49,492	(1,436)
Net increase (decrease) in cash and cash equivalents	$20,136	$(58,528)
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

Net cash used in operating activities totaled $54.4 million for the three months ended March 31, 2023, compared to $39.0 million for the three months ended March 31, 2022. Net cash used for the three months ended March 31, 2023 and 2022 consisted primarily of net product sales of NEXLETOL and NEXLIZET fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
Investing Activities
Net cash provided by investing activities of $25.0 million for the three months ended March 31, 2023 consisted of proceeds from the sales of highly liquid, interest bearing investment grade and government securities. Net cash used in investing activities of 18.1 million for the three months ended March 31, 2022 consisted of purchases of highly liquid, interest bearing investment grade and government securities.
Funds invested in available-for-sale investments at March 31, 2023 will become available for our use over the next twelve months.
Financing Activities
Net cash provided by financing activities of $49.5 million for the three months ended March 31, 2023 related primarily to proceeds from our registered direct offering, partially offset by payments on our revenue interest liability. Net cash used in financing activities of $1.4 million for the three months ended March 31, 2022 related primarily to payments on our revenue interest liability.
On April 15, 2022, we filed a new registration statement on Form S-3, which registers the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings, or the New ATM Program. During the year ended December 31, 2022, we issued 13,043,797 shares of common stock, resulting in net proceeds of approximately $90.8 million after deducting $3.1 million of underwriting discounts and commissions and other expenses, pursuant to the New ATM Program. On February 21, 2023, we terminated the open market sales agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

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
On March 19, 2023, we entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 12,205,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of Common Stock, and warrants to purchase up to 33,170,747 shares of Common Stock. The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The purchase price of each Pre-Funded Warrant and the accompanying Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Offering closed on March 22, 2023. Each Warrant is exercisable for one share of Common Stock at an exercise price of $1.55 per share, which may provide us with additional funding, if such warrants are exercised by their holders. The Warrants are immediately exercisable and will expire 3.5 years from the original issuance date. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. In connection with the Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of the Company's common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Offering, for additional consideration of $0.125 per amended warrant. We received net proceeds of approximately $51.3 million related to the offering after deducting placement agent fees and related offering expenses of $4.2 million and approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. Refer to Note 13

"Stockholders' Deficit" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2023 for further information.
In 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we received an additional $25.0 million upon regulatory approval of NEXLETOL in 2020 and were eligible to receive an additional $50.0 million at our option upon reaching certain sales thresholds. In April 2021, we entered into Amendment No. 2 to the RIPA and Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The amendment also updated the tiered payment percentage. As the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States did not exceed $15.0 million for the quarter ended September 30, 2021, we deposited $50.0 million in a deposit account with Oberland, which reduced our unrestricted cash. On November 23, 2022, we entered into a waiver and amendment to the RIPA with Oberland, in which we agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million from the restricted cash account (the “Partial Call”). Under this amendment, the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products which will be tiered payments ranging from 3.3% to 10% of our net sales in the covered territory (as detailed in the RIPA). Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $26.9 million in the next year to a maximum total payment of $358.1 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $10.0 million or 10% at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2023 for further information.
On November 16, 2020, we issued $250.0 million aggregate principal amount of 4.00% convertible senior subordinated notes due 2025 to certain financial institutions as the initial purchasers of the convertible notes. An additional $30.0 million of additional convertible notes (collectively, the "Convertible Notes"), which were issued pursuant to the exercise of the initial purchasers' option to purchase such convertible notes, closed on November 18, 2020. On October 22, 2021, we entered into the Exchange Agreement with the Holders of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock, which closed on November 3, 2021. Future payments under the convertible notes include annual interest of $10.6 million and a principal payment of $265.0 million in 2025. Refer to Note 9 "Convertible Notes" in our condensed financial statements included in this Form 10-Q for the quarter ended March 31, 2023 for further information.

Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with study completion activities for our ongoing CLEAR Outcomes CVOT and our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with Daiichi Sankyo and Otsuka are sufficient to allow us to fund continuing operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may need to secure additional cash resources or implement certain additional cost reduction initiatives to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, particularly if our net product sales do not meet our expectations. We caution that receipt of any milestone payment amounts is subject to risks and uncertainties, including the Company obtaining the relevant regulatory approvals and marketing authorizations, the approval of the required EU and US labels, the absence of any material disagreements or disputes with regulators or our collaboration partners and the ultimate timing and payment of such milestone payment amounts by our collaboration partners. In addition, while we expect that we will be entitled to the foregoing milestone payments, our inability to receive or a delay in receipt of some or all of our milestone payments and other royalty amounts from our collaboration partners may significantly impact our future capital needs and ability to fund operations. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

•our ability to successfully develop and commercialize NEXLETOL and NEXLIZET or other product candidates;
•the costs, timing and outcomes of our ongoing clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet;
•the time and cost necessary to obtain regulatory approvals for bempedoic acid and the bempedoic acid / ezetimibe combination tablet outside the U.S. and Europe and regulatory approvals for cardiovascular risk reduction in the U.S. and Europe;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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

You should consider carefully the following risk factors, together with those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in all of the other information included or incorporated in this report. The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet could be delayed or terminated, and the receipt of any milestone payment could be delayed.

In January 2019, we entered into a license and collaboration agreement with Daiichi Sankyo Europe GmbH, or DSE, pursuant to which DSE will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. In April 2020, we entered into a license and collaboration agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, pursuant to which Otsuka will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Japan. Otsuka will be responsible for all development and regulatory activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan, if approved. In April 2021, we entered into a license and collaboration agreement with Daiichi Sankyo Co. Ltd, or DS, pursuant to which DS will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. We may also enter into similar arrangements with other partners or collaborators to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet, outside of the United States, Europe, Japan, or the DS Territory, or to further commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the broader cholesterol modifying market in the United States. If DSE, Otsuka, DS or any of our future collaborative partners does not devote sufficient time and resources to the collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if DSE, Otsuka or DS or any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet on our own in such locations. On March 27, 2023, we filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the results of the CLEAR Outcomes. On May 4, 2023, we filed an amended complaint against DSE in the Southern District of New York which seeks a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to the Company upon applicable regulatory approval. Even if we are successful in enforcing our rights, there could be a delay in our receipt of the milestone payments as a result of this or any other dispute relating to such payments. Any failure to receive or any delay in receipt of the milestone payments may significantly impact our future capital needs.

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

Receipt of any milestone payment amounts is subject to risks and uncertainties, including our obtaining the relevant regulatory approvals and marketing authorizations, the approval of the required EU and US labels, the absence of any material disagreements or disputes with regulators or our collaboration partners and the ultimate timing and payment of such milestone payment amounts by our collaboration partners. In addition, while we expect that we will be entitled to the foregoing milestone payments, our inability to receive some or all of our milestone payments and other royalty amounts from our collaboration partners may significantly impact our future capital needs.

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

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our operations and financial results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank, or SVB, and Signature Bank and Silvergate Capital Corp, or Silvergate Capital, respectively, after each bank was unable to continue their operations. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused market prices of regional bank stocks to plummet.

As of the date of this Quarterly Report on Form 10-Q, we have no exposure to SVB, Signature Bank and Silvergate Capital; however, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that the failure of SVB, Signature Bank and Silvergate Capital or the high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.2	June 12, 2013	333-188595

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 26, 2022	001-35986

3.3	Certificate of Validation relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022	8-K	3.1	September 20, 2022	001-35986

3.4	Second Amended and Restated Bylaws of the Registrant dated April 29, 2021	10-Q	3.1	May 4, 2021	001-35986

4.1	Specimen Common Stock Certificate	S-1	4.1	June 12, 2013	333-188595

10.1	Form of Securities Purchase Agreement	8-K	10.1	March 22, 2023	001-35986

10.2	Form of Warrant Amendment Agreement	8-K	10.2	March 22, 2023	001-35986

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

ESPERION THERAPEUTICS, INC.

May 9, 2023	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	By:	/s/ Benjamin Halladay
Benjamin Halladay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)