Form 10-Q
period 2023-06-30
Esperion Therapeutics, Inc.
filed 2023-08-01
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 28, 2023, there were 106,994,269 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,470	$124,775
Short-term investments	—	42,086
Accounts receivable	40,799	33,729
Prepaid clinical development costs	2,863	1,026
Inventories, net	45,676	35,201
Other prepaid and current assets	4,317	9,866
Total current assets	232,125	246,683

Property and equipment, net	32	164
Right of use operating lease assets	2,413	1,036
Intangible assets	56	56
Total assets	$234,626	$247,939

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,558	$23,040
Accrued clinical development costs	5,569	5,426
Accrued variable consideration	25,090	21,987
Other accrued liabilities	12,851	13,204
Revenue interest liability	22,784	24,760
Deferred revenue from collaborations	15,634	3,507
Operating lease liabilities	687	384
Total current liabilities	107,173	92,308

Convertible notes, net of issuance costs	260,738	259,899
Revenue interest liability	236,990	218,845
Operating lease liabilities	1,703	665
Total liabilities	606,604	571,717
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized as of June 30, 2023 and 240,000,000 shares authorized as of December 31, 2022; 102,864,725 shares issued at June 30, 2023 and 76,564,396 shares issued at December 31, 2022	101	75
Additional paid-in capital	1,134,609	1,071,183
Treasury stock, at cost; 1,994,198 shares at June 30, 2023 and December 31, 2022	(54,998)	(54,998)
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(1,451,690)	(1,340,036)
Total stockholders’ deficit	(371,978)	(323,778)
Total liabilities and stockholders’ deficit	$234,626	$247,939
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$20,293	$13,578	$37,324	$26,932
Collaboration revenue	5,493	5,263	12,791	10,745
Total Revenues	25,786	18,841	50,115	37,677

Operating expenses:
Cost of goods sold	6,786	9,176	18,438	16,301
Research and development	22,099	32,432	53,480	56,751
Selling, general and administrative	33,959	29,609	63,860	59,990
Total operating expenses	62,844	71,217	135,778	133,042

Loss from operations	(37,058)	(52,376)	(85,663)	(95,365)

Interest expense	(14,537)	(14,266)	(28,924)	(28,328)
Other income, net	1,660	318	2,933	638
Net loss	$(49,935)	$(66,324)	$(111,654)	$(123,055)

Net loss per common share - basic and diluted	$(0.46)	$(1.05)	$(1.19)	$(1.98)

Weighted-average shares outstanding - basic and diluted	109,243,845	63,227,406	93,927,148	62,097,358

Other comprehensive loss:
Unrealized gain (loss) on investments	$1	$(34)	$2	$(266)
Comprehensive loss	$(49,934)	$(66,358)	$(111,652)	$(123,321)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2021	60,879,496	$61	$964,401	$(1,106,377)	$(31)	$(54,998)	$(196,944)
Vesting of restricted stock units	55,286	—	—	—	—	—	—
Vesting of ESPP Shares	123,785	—	431	—	—	—	431
Stock-based compensation	—	—	4,436	—	—	—	4,436
Other comprehensive loss	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	(56,731)	—	—	(56,731)
Balance at March 31, 2022	61,058,567	$61	$969,268	$(1,163,108)	$(263)	$(54,998)	$(249,040)
Vesting of restricted stock units	184,407	—	—	—	—	—	—
Stock-based compensation	—	—	3,527	—	—	—	3,527
Issuance of common stock from ATM program, net of issuance costs	3,353,000	4	20,169	—	—	—	20,173
Other comprehensive loss	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	(66,324)	—	—	(66,324)
Balance at June 30, 2022	64,595,974	$65	$992,964	$(1,229,432)	$(297)	$(54,998)	$(291,698)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2022	74,570,198	$75	$1,071,183	$(1,340,036)	$(2)	$(54,998)	$(323,778)
Vesting of restricted stock units and performance-based restricted stock units	372,117	—	—	—	—	—	—
Vesting of ESPP Shares	95,654	—	502	—	—	—	502
Stock-based compensation	—	—	2,903	—	—	—	2,903
Issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	12,205,000	12	52,416	—	—	—	52,428
Other comprehensive gain	—	—	—	—	1	—	1
Net loss	—	—	—	(61,719)	—	—	(61,719)
Balance at March 31, 2023	87,242,969	$87	$1,127,004	$(1,401,755)	$(1)	$(54,998)	$(329,663)
Vesting of restricted stock units	215,903	1		—	—	—	1
Stock-based compensation	—	—	3,160	—	—	—	3,160
Issuance of common stock from ATM program, net of issuance costs	3,312,908	3	4,445	—	—	—	4,448
Exercise of pre-funded warrants	10,098,747	10	—	—	—	—	10
Other comprehensive gain	—	—	—	—	1	—	1
Net loss	—	—	—	(49,935)	—	—	(49,935)
Balance at June 30, 2023	100,870,527	$101	$1,134,609	$(1,451,690)	$—	$(54,998)	$(371,978)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(111,654)	$(123,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132	303
Amortization of premiums and discounts on investments	(412)	372
Amortization of debt issuance costs	839	800
Non-cash interest expense related to the revenue interest liability	22,785	22,228
Stock-based compensation expense	6,063	7,963
Changes in assets and liabilities:
Accounts receivable	(7,070)	(4,910)
Prepaids and other assets	3,712	2,754
Deferred revenue	12,127	(1,078)
Inventories	(10,475)	5,162
Accounts payable	1,518	(4,640)
Other accrued liabilities	3,329	4,579
Net cash used in operating activities	(79,106)	(89,522)

Investing activities
Purchases of investments	—	(18,102)
Proceeds from sales/maturities of investments	42,500	5,000
Net cash provided by (used in) investing activities	42,500	(13,102)

Financing activities
Payments on revenue interest liability	(6,616)	(3,318)
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	52,428	—
Proceeds from issuance of common stock from ATM program, net of issuance costs	4,479	20,209
Proceeds from exercise of pre-funded warrants	10	—
Payment of issuance costs	—	(219)
Net cash provided by financing activities	50,301	16,672

Net increase (decrease) in cash and cash equivalents	13,695	(85,952)
Cash, cash equivalents and restricted cash at beginning of period	124,775	258,892
Cash, cash equivalents and restricted cash at end of period	$138,470	$172,940
Supplemental disclosure of cash flow information:
Common stock issuance costs not yet paid	$31	$36
Non cash right of use asset	36	12
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
1. The Company and Basis of Presentation
Esperion Therapeutics, Inc. ("the Company”) is a pharmaceutical company focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low-density lipoprotein cholesterol ("LDL-C"). Through commercial execution and completion of the CLEAR Outcomes trial as well as advancing the Company's pre-clinical pipeline, the Company continues to evolve into a differentiated, global cardiometabolic biotech. The Esperion team of lipid experts are dedicated to lowering bad cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. The Company's first two products were approved by the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are oral, once-daily, non-statin, LDL-C lowering medicines for patients with atherosclerotic cardiovascular disease ("ASCVD") or heterozygous familial hypercholesterolemia ("HeFH").

The Company recently completed a global cardiovascular outcomes trial, or CVOT — known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. The Company initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with over 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as “four-component MACE”). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, the Company announced that the study had met its primary endpoint.

On March 4, 2023, the Company announced the full results from the CLEAR Outcomes trial. The study showed that bempedoic acid demonstrated significant cardiovascular risk reductions and significantly reduced the risk of heart attack and coronary revascularization as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active and placebo treatment groups. Bempedoic acid, contained in NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets, now becomes the first LDL-C lowering therapy since statins proven to lower hard ischemic events, not only in those with ASCVD but also in the large number of primary prevention patients for whom limited therapies exist.

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

On June 1, 2023, the Company announced that it submitted Supplemental New Drug Applications ("sNDAs") to the FDA seeking to add the use of both NEXLETOL and NEXLIZET for cardiovascular risk reduction and also seeking to remove the statin limitation in the LDL-C indication. The Company anticipates FDA approval of the sNDAs in the first half of 2024. On June 28, 2023, the Company announced that the application was filed for a Type II(a) variation with the EMA for the Company’s oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The Company anticipates EMA approval in the first half of 2024.

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
Concentration of Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of June 30, 2023 and December 31, 2022, eleven customers accounted for all of the Company's net trade receivables.
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
b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $20.3 million and $37.3 million for the three and six months ended June 30, 2023, respectively, and $13.6 million and $26.9 million for the three and six months ended June 30, 2022, respectively.
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
Liabilities for co-pay assistance, expected product returns, rebates, and distributor fees are classified as “Accrued variable consideration” in the condensed balance sheets. Discounts, such as prompt pay discounts, and chargebacks are recorded as a reduction to trade accounts receivable in the condensed balance sheets.
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
Pursuant to the agreement, the Company received upfront cash of $150.0 million in 2019 and a $150.0 million cash milestone payment in 2020 following the completion of the NUSTENDI Marketing Authorisation Applications ("MAA"). The Company is responsible for supplying DSE with certain manufacturing supply of the API or bulk tablets. The Company is also eligible to receive an additional regulatory milestone payment of either $200 million or $300 million upon inclusion of cardiovascular risk reduction data in the EU label, depending on the range of relative cardiovascular risk reduction in the CLEAR Outcomes study. Refer to Note 5 "Commitments and Contingencies" for further information. In addition, the Company is eligible to receive additional sales milestone payments related to total net sales achievements for DSE in the DSE Territory. Finally, the Company receives tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.

The agreement calls for both parties to participate in a Joint Collaboration Committee (the “DSE JCC”). The DSE JCC is comprised of executive management from each company and the Company will lead in all aspects related to development and DSE will lead in all aspects related to commercialization in the DSE Territory.
Collaboration Revenue
In the three and six months ended June 30, 2023, the Company recognized collaboration revenue of approximately $5.3 million and $12.4 million, respectively, and in the three and six months ended June 30, 2022, the Company recognized collaboration revenue of approximately $5.0 million and $10.3 million, respectively, related to royalty revenue from DSE from the sales of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
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
Pursuant to the agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The potential future milestone payments include up to $20.0 million upon first JNDA submissions in the Otsuka Territory, up to $70.0 million upon the first NHI Price Listing for NEXLETOL in the Otsuka Territory, and following Regulatory Approval and NHI Price Listing, up to $50.0 million upon the achievement of the primary major adverse cardiovascular events (“MACE”) in the CLEAR Outcomes study and the CV risk reduction rate on the U.S. label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company will receive tiered fifteen percent (15%) to thirty percent (30%) royalties on net sales in Japan.

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company did not have any collaboration revenue from the Otsuka Agreement during the three and six months ended June 30, 2023 and 2022.
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

Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. For the three and six months ended June 30, 2023, the Company recognized $0.2 million and $0.4 million, respectively, of collaboration revenue related to the ongoing regulatory and development activities and for the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.4 million, respectively, of collaboration revenue related to the ongoing regulatory and development activities. The remaining $0.3 million of the upfront payment was deferred as of June 30, 2023 due to an on-going performance obligation related to the developmental activities in South Korea and Taiwan. This deferred revenue will be recognized ratably over the period leading up to the completion of these developmental activities.

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
4. Inventories, net
Inventories, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$43,755	$26,558
Work in process	1,007	6,548
Finished goods	914	2,095
	$45,676	$35,201
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

On May 4, 2023, the Company filed an amended complaint against DSE in the Southern District of New York. The complaint seeks a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to the Company upon applicable regulatory approval. On June 20, 2023, DSE filed a response to the amended complaint.

6. Investments
The following table summarizes the Company’s cash equivalents and short-term investments (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$112,110	$—	$—	$112,110
Certificates of deposit	401	—	—	401
Total	$112,511	$—	$—	$112,511

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$105,078	$—	$—	$105,078
U.S. treasury notes	4,994	1	—	4,995
Certificates of deposit	401	—	—	401
Short-term investments:
U.S. treasury notes	42,089	2	(5)	42,086
Total	$152,562	$3	$(5)	$152,560
During the three and six months ended June 30, 2023, other income, net in the statements of operations includes interest income on investments of $1.4 million and $2.3 million, respectively. During the three and six months ended June 30, 2022, other income, net in the statements of operations includes interest income on investments of $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2023, other income, net in the statements of operations includes accretion of premiums and discounts on investments of $0.1 million and $0.4 million, respectively. During the three and six months ended June 30, 2022, other income, net in the statements of operations includes amortization of premiums and discounts on investments of $0.2 million and $0.4 million, respectively.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three and six months ended June 30, 2023 and 2022.
In the three and six months ended June 30, 2023 and 2022, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of June 30, 2023, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

June 30, 2023
Assets:
Money market funds	$112,110	$112,110	$—	$—
Certificates of deposit	401	401	—	—
Total assets at fair value	$112,511	$112,511	$—	$—
December 31, 2022
Assets:
Money market funds	$105,078	$105,078	$—	$—
Certificates of deposit	401	401	—	—
U.S. treasury notes	47,081	47,081	—	—
Total assets at fair value	$152,560	$152,560	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2023 and 2022.
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
In connection with the arrangement, as of June 30, 2023, the Company has recorded a liability, referred to as the “Revenue interest liability” on the balance sheet, of $259.8 million, net of $0.3 million of capitalized issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. The total redemption amount is equal to 225% of the Cumulative Purchaser Payments, or $400 million. At June 30, 2023, the remaining redemption amount is $381.5 million. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
A significant increase or decrease in future net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $11.5 million and $22.8 million in interest expense related to this arrangement for the three and six months ended June 30, 2023, respectively, and approximately $11.2 million and $22.2 million in interest expense related to this arrangement for the three and six months ended June 30, 2022, respectively.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 225% of the Cumulative Purchaser Payments. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual net sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $22.8 million in the next twelve months.
The effective annual imputed interest rate is 18.1% as of June 30, 2023. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the six months ended June 30, 2023:

(in thousands)
Total revenue interest liability at December 31, 2022	$243,605
Interest expense recognized	22,785
Revenue Interests payments	(6,616)
Total revenue interest liability at June 30, 2023	$259,774

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
As of June 30, 2023, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $4.3 million, for a net carrying amount of $260.7 million.

The Company recorded $3.0 million and $6.1 million of interest expense during the three and six months ended June 30, 2023, respectively, and $3.1 million and $6.1 million of interest expense during the three and six months ended June 30, 2022, respectively, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.

As of June 30, 2023, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $133.3 million as of June 30, 2023 and $145.9 million as of December 31, 2022. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of June 30, 2023, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.

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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of June 30, 2023 and December 31, 2022, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the Convertible Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of June 30, 2023, 423,272 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.
10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$6,987	$9,053
Accrued professional fees	4,494	2,547
Accrued interest on convertible notes	1,325	1,325
Accrued other	45	279
Total other accrued liabilities	$12,851	$13,204

11. Stock Compensation
2022 Stock Option and Incentive Plan
In May 2022, the Company's stockholders approved the 2022 Stock Option and Incentive Plan (the "2022 Plan"). The number of shares of common stock available for awards under the 2022 Plan was set to 4,400,000, with any shares underlying awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance or shares, or otherwise terminated (other than by exercise) under the 2022 Plan may be added back to the shares of common stock available for issuance under the 2022 Plan. The 2022 Plan provides for the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. Following the approval of the 2022 Plan, no further awards will be issued under the Company’s 2013 Stock Option and Incentive Plan (the “2013 Plan”). In June 2023, the Company's stockholders approved an amendment to the 2022 Plan, which increased the number of shares of common stock reserved for awards under the 2022 Plan to 10,650,000.

Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. In the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.2 million of stock compensation expense related to the ESPP, respectively. In the three and six months ended June 30, 2022, the Company recognized approximately $0.1 million and $0.2 million of stock compensation expense related to the ESPP, respectively. As of June 30, 2023, there have been 435,076 shares issued and 389,924 shares reserved for future issuance under the ESPP.
Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the six months ended June 30, 2023:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	3,842,737	$27.75	4.86	$1,658
Granted	1,322,300	$3.86
Forfeited or expired	(691,979)	$38.27
Exercised	—	$—
Outstanding at June 30, 2023	4,473,058	$19.06	6.10	$3
Vested and expected to vest at June 30, 2023	4,473,058	$19.06	6.10	$3
Exercisable at June 30, 2023	2,422,859	$30.17	3.43	$—
Stock-based compensation related to stock options was $1.0 million and $2.0 million for the three and six months ended June 30, 2023, respectively, including less than $0.1 million and $0.1 million that was capitalized into inventory, respectively, and $1.4 million and $2.9 million for the three and six months ended months ended June 30, 2022, respectively, including $0.1 million and $0.2 million that was capitalized into inventory, respectively. As of June 30, 2023, there was $8.3 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.7 years.

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

The following table summarizes the activity relating to the Company’s PBSOs for the six months ended June 30, 2023:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	499,200	$6.73	9.32	$12
Granted	—	$—
Forfeited or expired	(65,250)	$6.76
Exercised	—	$—
Outstanding at June 30, 2023	433,950	$6.72	8.61	$—
Vested and expected to vest at June 30, 2023	433,950	$6.72	8.61	$—
Exercisable at June 30, 2023	48,100	$8.94	6.37	$—

Stock-based compensation related to PBSOs was $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was approximately $0.8 million of unrecognized stock-based compensation expense related to unvested PBSOs, which will be recognized over a weighted-average period of approximately 1.0 years.
Restricted Stock Units (or RSUs)
The following table summarizes the activity relating to the Company’s RSUs for the six months ended June 30, 2023:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2022	1,768,185	$8.80
Granted	1,813,185	$3.84
Forfeited	(157,831)	$8.41
Vested	(387,295)	$8.61
Outstanding and unvested June 30, 2023	3,036,244	$5.89
Stock-based compensation related to RSUs was approximately $1.8 million and $3.3 million for the three and six months ended June 30, 2023, respectively, including less than $0.1 million and $0.1 million that was capitalized into inventory, respectively, and approximately $1.7 million and $3.6 million for the three and six months ended June 30, 2022, respectively, including $0.2 million and $0.3 million that was capitalized into inventory, respectively. As of June 30, 2023, there was $16.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 2.8 years.

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
The following table summarizes the activity relating to the Company's PBRSUs for the six months ended June 30, 2023:

	Number of PBRSUs	Weighted-average fair value per share
Outstanding December 31, 2022	461,250	$9.50
Granted	—	$—
Forfeited	(72,250)	$12.49
Vested	(200,725)	$8.94
Outstanding and unvested June 30, 2023	188,275	$8.94
Stock-based compensation related to the PBRSUs was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, including less than $0.1 million and less than $0.1 million that was capitalized into inventory, respectively, and $0.3 million and $1.1 million for the three and six months ended June 30, 2022, respectively, including less than $0.1 million and $0.1 million that was capitalized into inventory, respectively. As of June 30, 2023, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PBRSUs, which will be recognized over a weighted-average period of approximately 1.0 years.
12. Income Taxes
There was no provision for income taxes for the three and six months ended June 30, 2023 and 2022, because the Company has incurred annual operating losses since inception. At June 30, 2023, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

13. Stockholders' Deficit

ATM Offering

On April 15, 2022, the Company filed a new registration statement on Form S-3 to replace its prior automatically effective registration statement on Form S-3ASR filed on August 3, 2021, which registers the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings (the “New ATM Program”). On February 21, 2023, the Company terminated the open market sales agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of common stock from time to time in “at-the-market” offerings (the "2023 ATM Program"), pursuant to its existing Form S-3 and the prospectus supplement filed on February 21, 2023. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of the Company's common stock and general market conditions. During the year ended December 31, 2022, the Company issued 13,043,797 shares of common stock resulting in net proceeds of approximately $90.8 million after deducting $3.1 million of underwriting discounts and commissions and other expenses, pursuant to the New ATM Program. During the three and six month periods ended June 30, 2023, the Company issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program.

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

During the three and six months ended June 30, 2023, 10,098,747 shares of pre-funded warrants were exercised. The following table summarizes the warrants and pre-funded warrants outstanding for the Company as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Weighted average exercise price
Warrants outstanding from 2021 agreement, expiring December 7, 2023	27,940,074	36,964,286	$9.00
Warrants outstanding from Warrant Amendment Agreements, expiring September 22, 2026	9,024,212	—	$1.55
Warrants outstanding from Purchase Agreement, expiring September 22, 2026	33,170,747	—	$1.55
Pre-funded warrants outstanding, no expiration date	10,867,000	—	$0.001
Total warrants and pre-funded warrants outstanding	81,002,033	36,964,286

Subsequent to June 30, 2023, in July 2023, pre-funded warrants for 4,544,000 shares were exercised.

14. Net Loss Per Common Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Pre-Funded Warrants are included in the weighted-average number of common shares outstanding during the periods. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised or vested during the period, determined using the treasury-stock method. For purposes of this calculation, warrants for common stock, stock options, PBSOs, unvested RSUs and PBRSUs, shares issuable under the ESPP and shares issuable upon conversion of the convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2023	2022
Common shares under option	4,473,058	4,067,160
Common shares under PBSOs	433,950	499,200
Unvested RSUs	3,036,244	1,721,725
Unvested PBRSUs	188,275	506,550
Shares issuable related to the ESPP	58,626	76,284
Shares issuable upon conversion of convertible notes	8,007,010	8,007,010
Warrants	70,135,033	36,964,286
Total potential dilutive shares	86,332,196	51,842,215

15. Statements of Cash Flows and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash presented on the balance sheets to the same amounts presented on the statements of cash flows on June 30, 2023 and 2022 and December 31, 2022 and 2021 (in thousands):

	June 30, 2023	June 30, 2022	December 31, 2022	December 31, 2021
Cash and cash equivalents	138,470	$122,940	$124,775	$208,892
Restricted cash	—	50,000	—	50,000
Total cash and cash equivalents and restricted cash shown on the condensed statements of cash flows	$138,470	$172,940	$124,775	$258,892

16. Subsequent Events

On July 6, 2023, the Company provided notice to Serometrix of its intent to terminate the licensing agreement between the Company and Serometrix dated December 3, 2020. The agreement, which related to the in-license of a series of early stage compounds known as scaffolds related to its oral, small molecule PCSK9 inhibitor program, will terminate as of August 5, 2023. The Company expects to continue to advance its internal pipeline assets, including next-generation ACLY inhibitors and oral PCSK-9 inhibitor scaffolds.

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
Overview
Corporate Overview
We are a pharmaceutical company focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution and completion of our CLEAR Outcomes trial as well as advancing our pre-clinical pipeline, we continue to evolve into a differentiated, global cardiometabolic biotech. Our team of lipid experts are dedicated to lowering bad cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. Our first two products were approved by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA and Swiss Agency for Therapeutic Products, or Swissmedic, in 2020. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are oral, once-daily, non-statin, LDL-C lowering medicines for patients with atherosclerotic cardiovascular disease, or ASCVD, or heterozygous familial hypercholesterolemia, or HeFH.

We recently completed a global cardiovascular outcomes trial, or CVOT — known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with over 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as “four-component MACE”). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, we announced that the study had met its primary endpoint.

On March 4, 2023, we announced the full results from the CLEAR Outcomes trial. The study showed that bempedoic acid demonstrated significant cardiovascular risk reductions and significantly reduced the risk of heart attack and coronary revascularization as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active and placebo treatment groups. Bempedoic acid, contained in NEXLETOL® and NEXLIZET® (bempedoic acid and ezetimibe) tablets, now becomes the first LDL-C lowering therapy since statins proven to lower hard ischemic events, not only in those with ASCVD but also in the large number of primary prevention patients for whom limited therapies exist.

On March 19, 2023, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain purchasers named therein, or the Purchasers, pursuant to which we agreed to issue and sell, in a registered direct offering, or the Offering, 12,205,000 shares of our common stock, par value $0.001 per share, or the Common Stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of Common Stock, or the Pre-Funded Warrants, in lieu of shares of Common Stock, and warrants to purchase up to 33,170,747 shares of Common Stock, or the Warrants. The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The purchase price of each Pre-Funded Warrant and the accompanying Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Purchase Agreement contains customary representations, warranties, covenants and indemnification rights and obligations of the Company and the Purchasers. The Offering closed on March 22, 2023. In connection with the Offering, we amended, pursuant to Warrant Amendment Agreements, or the Warrant Amendment Agreements, certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Offering, for additional consideration of $0.125 per amended warrant. We received gross proceeds of approximately $55.5 million from the Offering, before deducting placement agent fees and related offering expenses. The net proceeds from the Offering, after deducting the placement agent fees and expenses and the Company’s estimated offering expenses, are approximately $51.3 million. In addition, we received approximately $1.2 million as the gross consideration in connection with the Warrant Amendment Agreements. The net proceeds of the Warrant Amendment Agreements after deducting placement fees were approximately $1.1 million. Refer to Note 13 "Stockholders' Deficit" in our condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2023 for further information.

On June 1, 2023, we announced that we submitted Supplemental New Drug Applications, or sNDAs, to the FDA seeking to add the use of both NEXLETOL and NEXLIZET for cardiovascular risk reduction and also seeking to remove the statin limitation in the LDL-C indication. We anticipate FDA approval of the sNDAs in the first half of 2024. On June 28, 2023, we announced that the application was filed for a Type II(a) variation with the EMA for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. We anticipate EMA approval in the first half of 2024.

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

DSE has conveyed that it disagrees with our assessment that the CLEAR Outcomes data would support our right to receive any milestone payments upon inclusion of certain required cardiovascular risk reduction data in the EU label. On March 27, 2023, we filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label. On May 4, 2023, we filed an amended complaint against DSE in the Southern District of New York. The complaint seeks a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to Esperion upon applicable regulatory approval. On June 20, 2023, DSE filed a response to the amended complaint. Refer to Note 5 "Commitments and Contingencies" in our condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2023 for further information.

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
We have never been profitable and our net losses were $49.9 million and $111.7 million for the three and six months ended June 30, 2023, respectively, and $66.3 million and $123.1 million for the three and six months ended June 30, 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:

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

During the six months ended June 30, 2023, we incurred $35.5 million in expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
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
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with DSE, Otsuka Pharmaceutical Co., Ltd., or Otsuka, and Daiichi Sankyo Co. Ltd, or DS. Collaboration revenue in the three and six months ended June 30, 2023 and June 30, 2022 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
We will continue to incur research and development expenses as they relate to other development programs or additional indications we choose to pursue. We expect research and development expenses to decrease in the second half of 2023 after having reported the full results of the CLEAR Outcomes CVOT and submitting regulatory filings to the FDA and EMA in the first half of 2023. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S. and Europe. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate that will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
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
We expect our selling, general and administrative expenses will increase at the end of 2023 in anticipation of potential additional global regulatory approvals for new product indications, expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our headcount.
Interest Expense
Interest expense is related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital and our convertible notes issued in November 2020.
Other Income, Net
Other income, net, primarily relates to interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities and also includes other income related to the sale of lease vehicles.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$20,293	$13,578	$6,715
Collaboration revenue	5,493	5,263	230
Operating Expenses:
Cost of goods sold	6,786	9,176	(2,390)
Research and development	22,099	32,432	(10,333)
Selling, general and administrative	33,959	29,609	4,350
Loss from operations	(37,058)	(52,376)	15,318
Interest expense	(14,537)	(14,266)	(271)
Other income, net	1,660	318	1,342
Net loss	$(49,935)	$(66,324)	$16,389
Product sales, net
Product sales, net for the three months ended June 30, 2023 was $20.3 million compared to $13.6 million for the three months ended June 30, 2022, an increase of $6.7 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET since the second quarter of 2022.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended June 30, 2023 was $5.5 million compared to $5.3 million for the three months ended June 30, 2022, an increase of $0.2 million. The increase is primarily due to royalty sales growth within our partner territories, partially offset by decreased product sales to our collaboration partners from our supply agreements due to timing of shipments of tablet supply to our partner.
Cost of goods sold
Cost of goods sold for the three months ended June 30, 2023 was $6.8 million compared to $9.2 million for the three months ended June 30, 2022, a decrease of $2.4 million. The decrease is primarily related to decreased product sales to our collaboration partners from our supply agreements in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to timing of shipments of tablet supply to our partner.
Research and development expenses
Research and development expenses for the three months ended June 30, 2023, were $22.1 million, compared to $32.4 million for the three months ended June 30, 2022, a decrease of $10.3 million. The decrease in research and development expenses was primarily attributable to a decrease in costs related to our CLEAR Outcomes study following the announcement and presentation of our CLEAR Outcomes study results. Costs incurred in the three months ended June 30, 2023 included CLEAR Outcomes close-out activities and regulatory submissions.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2023, were $34.0 million, compared to $29.6 million for the three months ended June 30, 2022, an increase of $4.4 million. The increase in selling, general and administrative expenses was primarily attributable to upfront training for our contract sales force and increased legal costs.

Interest expense
Interest expense for the three months ended June 30, 2023, was $14.5 million, compared to $14.3 million for the three months ended June 30, 2022, an increase of approximately $0.2 million. The increase in interest expense was primarily due to additional interest expense attributable to our RIPA with Oberland.
Other income, net
Other income, net for the three months ended June 30, 2023, was $1.7 million, compared to $0.3 million for the three months ended June 30, 2022, an increase of approximately $1.4 million. The increase in other income, net was primarily due to higher interest income on our investments due to higher interest rates.
Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$37,324	$26,932	$10,392
Collaboration revenue	12,791	10,745	2,046
Operating Expenses:
Cost of goods sold	18,438	16,301	2,137
Research and development	53,480	56,751	(3,271)
Selling, general and administrative	63,860	59,990	3,870
Loss from operations	(85,663)	(95,365)	9,702
Interest expense	(28,924)	(28,328)	(596)
Other income, net	2,933	638	2,295
Net loss	$(111,654)	$(123,055)	$11,401
Product sales, net
Product sales, net for the six months ended June 30, 2023 was $37.3 million compared to $26.9 million for the six months ended June 30, 2022, an increase of $10.4 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET since the first half of 2022.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the six months ended June 30, 2023 was $12.8 million compared to $10.7 million for the six months ended June 30, 2022, an increase of approximately $2.1 million. The increase is primarily due to increased royalty sales growth within our partner territories.
Cost of goods sold
Cost of goods sold for the six months ended June 30, 2023 was $18.4 million compared to $16.3 million for the six months ended June 30, 2022, an increase of $2.1 million. The increase is primarily related to increased net product sales of NEXLETOL and NEXLIZET.
Research and development expenses
Research and development expenses for the six months ended June 30, 2023, were $53.5 million, compared to $56.8 million for the six months ended June 30, 2022, a decrease of $3.3 million. The decrease in research and development expenses was primarily attributable to a decrease in costs related to our CLEAR Outcomes study following the announcement and presentation of our CLEAR Outcomes study results in March 2023. Costs incurred in the six months ended June 30, 2023 included the announcement and presentation of our CLEAR Outcomes study results, associated close-out activities and regulatory submissions.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2023, were $63.9 million, compared to $60.0 million for the six months ended June 30, 2022, an increase of $3.9 million. The increase in selling, general and administrative expenses was primarily attributable to increases in the upfront training for our contract sales force and increased legal costs.
Interest expense
Interest expense for the six months ended June 30, 2023, was $28.9 million, compared to $28.3 million for the six months ended June 30, 2022, an increase of $0.6 million. The increase in interest expense was primarily due to additional interest expense attributable to our RIPA with Oberland.
Other income, net
Other income, net for the six months ended June 30, 2023, was $2.9 million, compared to $0.6 million for the six months ended June 30, 2022, an increase of $2.3 million. The increase in other income, net was primarily due to higher interest income on our investments due to higher interest rates.
Liquidity and Capital Resources
While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock, warrants and pre-funded warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and our revenue interest purchase agreement. Pursuant to the license and collaboration agreements with Daiichi Sankyo and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties. Pursuant to the license and collaboration agreements entered into April 2021 with Daiichi Sankyo, we are eligible for substantial additional sales milestone payments and royalties. On February 21, 2023, we terminated the open market sales agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the three and six month periods ended June 30, 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program. We may continue to use the 2023 ATM program or issue stock through other capital markets to address potential funding requirements. On March 19, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to issue and sell, in a registered direct offering, shares of common stock, pre-funded warrants, and warrants to purchase common stock. In connection with the Securities Purchase Agreement, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of the Company's common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Offering, for additional consideration of $0.125 per amended warrant. We received net proceeds of approximately $51.3 million related to the offering and approximately $1.1 million in connection with the amended warrants. We anticipate that we will incur losses for the foreseeable future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and expenses associated with our research and development activities. We anticipate that our current cash, cash equivalents, investments, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to fund continuing operations for the foreseeable future.

As of June 30, 2023, our primary sources of liquidity were our cash and cash equivalents which totaled $138.5 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.

The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(79,106)	$(89,522)
Net cash provided by (used in) investing activities	42,500	(13,102)
Net cash provided by financing activities	50,301	16,672
Net increase (decrease) in cash and cash equivalents	$13,695	$(85,952)
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Net cash used in operating activities totaled $79.1 million for the six months ended June 30, 2023, compared to $89.5 million for the six months ended June 30, 2022. Net cash used for the six months ended June 30, 2023 and 2022 consisted primarily of net product sales of NEXLETOL and NEXLIZET fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
Investing Activities
Net cash provided by investing activities of $42.5 million for the six months ended June 30, 2023 consisted of proceeds from the sales of highly liquid, interest bearing investment grade and government securities. Net cash used in investing activities of $13.1 million for the six months ended June 30, 2022 consisted of purchases of highly liquid, interest bearing investment grade and government securities.
Financing Activities
Net cash provided by financing activities of $50.3 million for the six months ended June 30, 2023 related primarily to proceeds from our registered direct offering and net proceeds from our 2023 ATM Program, partially offset by payments on our revenue interest liability. Net cash provided by financing activities of $16.7 million for the six months ended June 30, 2022 related primarily to proceeds from our ATM program, partially offset by payments on our revenue interest liability.
On April 15, 2022, we filed a new registration statement on Form S-3, which registers the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings, or the New ATM Program. During the year ended December 31, 2022, we issued 13,043,797 shares of common stock, resulting in net proceeds of approximately $90.8 million after deducting $3.1 million of underwriting discounts and commissions and other expenses, pursuant to the New ATM Program. On February 21, 2023, we terminated the open market sales agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the six month period ended June 30, 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

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

On March 19, 2023, we entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell, in a registered direct offering, 12,205,000 shares of common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of Common Stock, and warrants to purchase up to 33,170,747 shares of Common Stock. The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The purchase price of each Pre-Funded Warrant and the accompanying Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Offering closed on March 22, 2023. Each Warrant is exercisable for one share of Common Stock at an exercise price of $1.55 per share, which may provide us with additional funding, if such warrants are exercised by their holders. The Warrants are immediately exercisable and will expire 3.5 years from the original issuance date. Each Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. In connection with the Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of the Company's common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Offering, for additional consideration of $0.125 per amended warrant. We received net proceeds of approximately $51.3 million related to the offering after deducting placement agent fees and related offering expenses of $4.2 million and approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. Refer to Note 13 "Stockholders' Deficit" in our condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2023 for further information.
In 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we received an additional $25.0 million upon regulatory approval of NEXLETOL in 2020 and were eligible to receive an additional $50.0 million at our option upon reaching certain sales thresholds. In April 2021, we entered into Amendment No. 2 to the RIPA and Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The amendment also updated the tiered payment percentage. As the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States did not exceed $15.0 million for the quarter ended September 30, 2021, we deposited $50.0 million in a deposit account with Oberland, which reduced our unrestricted cash. On November 23, 2022, we entered into a waiver and amendment to the RIPA with Oberland, in which we agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million from the restricted cash account (the “Partial Call”). Under this amendment, the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products which will be tiered payments ranging from 3.3% to 10% of our net sales in the covered territory (as detailed in the RIPA). Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $22.8 million in the next year to a maximum total payment of $358.7 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $10.0 million or 10% at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2023 for further information.
On November 16, 2020, we issued $250.0 million aggregate principal amount of 4.00% convertible senior subordinated notes due 2025 to certain financial institutions as the initial purchasers of the convertible notes. An additional $30.0 million of additional convertible notes (collectively, the "Convertible Notes"), which were issued pursuant to the exercise of the initial purchasers' option to purchase such convertible notes, closed on November 18, 2020. On October 22, 2021, we entered into the Exchange Agreement with the Holders of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of our common stock, which closed on November 3, 2021. Future payments under the convertible notes include annual interest of $10.6 million and a principal payment of $265.0 million in 2025. Refer to Note 9 "Convertible Notes" in our condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2023 for further information.

Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with Daiichi Sankyo and Otsuka are sufficient to allow us to fund continuing operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We may need to secure additional cash resources or implement certain additional cost reduction initiatives to continue to fund the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, particularly if our net product sales do not meet our expectations. We caution that receipt of any milestone payment amounts is subject to risks and uncertainties, including the Company obtaining the relevant regulatory approvals and marketing authorizations, the approval of the required EU and US labels, the absence of any material disagreements or disputes with regulators or our collaboration partners and the ultimate timing and payment of such milestone payment amounts by our collaboration partners. In addition, while we expect that we will be entitled to the foregoing milestone payments, our inability to receive or a delay in receipt of some or all of our milestone payments and other royalty amounts from our collaboration partners may significantly impact our future capital needs and ability to fund operations. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

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
As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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

In January 2019, we entered into a license and collaboration agreement with Daiichi Sankyo Europe GmbH, or DSE, pursuant to which DSE will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. In April 2020, we entered into a license and collaboration agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, pursuant to which Otsuka will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Japan. Otsuka will be responsible for all development and regulatory activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan, if approved. In April 2021, we entered into a license and collaboration agreement with Daiichi Sankyo Co. Ltd, or DS, pursuant to which DS will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. We may also enter into similar arrangements with other partners or collaborators to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet, outside of the United States, Europe, Japan, or the DS Territory, or to further commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the broader cholesterol modifying market in the United States. If DSE, Otsuka, DS or any of our future collaborative partners does not devote sufficient time and resources to the collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if DSE, Otsuka or DS or any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet on our own in such locations. On March 27, 2023, we filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the results of the CLEAR Outcomes. On May 4, 2023, we filed an amended complaint against DSE in the Southern District of New York which seeks a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to the Company upon applicable regulatory approval. On

June 20, 2023, DSE filed a response to our amended complaint. Even if we are successful in enforcing our rights, there could be a delay in our receipt of the milestone payments as a result of this or any other dispute relating to such payments. Any failure to receive or any delay in receipt of the milestone payments may significantly impact our future capital needs.

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

As of the date of this Quarterly Report on Form 10-Q, we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of these bank failures; however, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened.

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.2	June 12, 2013	333-188595

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 26, 2022	001-35986

3.3	Certificate of Validation relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022	8-K	3.1	September 20, 2022	001-35986

3.4	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the registrant.	8-K	3.1	June 15, 2023	001-35986

3.5	Second Amended and Restated Bylaws of the Registrant dated April 29, 2021	10-Q	3.1	May 4, 2021	001-35986

4.1	Specimen Common Stock Certificate	S-1	4.1	June 12, 2013	333-188595

10.1#	The Esperion Therapeutics, Inc. 2022 Stock Option and Incentive Plan and its Amendment.	8-K	10.1	June 15, 2023	001-35986

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

ESPERION THERAPEUTICS, INC.

August 1, 2023	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2023	By:	/s/ Benjamin Halladay
Benjamin Halladay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)