Form 10-K
period 2023-12-31
Esperion Therapeutics, Inc.
filed 2024-02-27
CIK 1434868

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, based upon the closing price of $1.39 of the registrant’s common stock as reported on the NASDAQ Global Market, was $142.5 million. For purposes of foregoing calculation only, all directors and executive officers of the registrants are assumed to be affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of February 15, 2024, there were 185,052,705 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2023.

From time to time, we may use our website, our X (formerly Twitter) account (@EsperionInc) or our LinkedIn profile at www.linkedin.com/company/esperion-therapeutics to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors & Media section of our website, available at www.esperion.com. Investors are encouraged to review the Investors & Media section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our LinkedIn page is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report on Form 10-K is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ® and ™ symbols, but the omission of such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Summary of Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:
•We depend almost entirely on the success of two products, bempedoic acid tablet and the bempedoic acid / ezetimibe combination tablet. There is no assurance that our continued commercialization efforts in the U.S. with respect to either product will be successful or that we will be able to generate revenues at the levels or within the timing we expect or at the levels or within the timing necessary to support our corporate goals.
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
•The commercial success of our approved drugs, and of any future approved drugs, will depend upon, among other things, the degree of market acceptance by physicians, patients, third-party payers, and others in the medical community.
•We have obtained regulatory approval from the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA (which, with respect to the United Kingdom, converted to a Great Britain marketing authorization on January 1, 2021), and the Swiss Agency for Therapeutic Products, or Swissmedic, for both of our leading products as an adjunct to diet and statin therapy for the treatment of primary hyperlipidemia in adults with heterozygous familial hypercholesterolemia, or HeFH, or atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of low density lipoprotein cholesterol, or LDL-C. Daiichi Sankyo Co. Ltd, or DS, received its first regional approval for Hong Kong and launched in late 2023 and we expect additional approvals in the DS Territory in 2024. We have also submitted Supplemental New Drug Applications ("sNDAs") to the FDA seeking to add the use of both NEXLETOL and NEXLIZET for cardiovascular risk reduction and also seeking to remove the statin limitation in the LDL-C indication and we have also submitted a Type II(a) variation with the EMA for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe asking EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. We cannot be certain that we will be able to obtain approval for these expanded indications from FDA or European Commission, or EC, or from regulatory authorities in other territories we or our ex-U.S. commercial partners decide to pursue, or successfully commercialize our products and any future product candidates. Additionally, we cannot be certain that we will be able to obtain approval of either of our products for any other indication or approval of any future product candidates.

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

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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
•our ability and the timeline to obtain and maintain regulatory approval for our approved drugs or obtain and maintain regulatory approval for any of our current or future drug candidates, and any related restrictions, limitations, and/or warnings in the labels of NEXLETOL, NEXLIZET, NILEMDO® (bempedoic acid) tablet and NUSTENDI® (bempedoic acid and ezetimibe) tablet, or any of our current or future drug candidates that may receive marketing approval;
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
•our ability to realize the intended benefits of the commercial collaboration and license arrangement with Daiichi Sankyo Europe GmbH, or DSE, Otsuka Pharmaceutical Co., Ltd., or Otsuka, and Daiichi Sankyo Co. Ltd, or DS, including receiving potential milestone or royalty payments from collaboration partners;
•our ability to realize the intended benefits of our revenue interest purchase agreement with Eiger II SA LLC, or Oberland, an affiliate of Oberland Capital LLC;
•our ability to replicate positive results from a completed clinical study in a future clinical study;
•the potential benefits, effectiveness or safety of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as compared to statins and other low density lipoprotein cholesterol, or LDL-C, or cardiovascular risk lowering therapies, either those currently available or those in development;
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

•reimbursement policies, including any future changes to such policies or related legislative, executive, or administrative actions, and their impact on our ability to market, distribute and obtain payment for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States and in Europe, and in other territories;
•the accuracy of our estimates of the size and growth potential of the LDL-C and cardiovascular risk lowering markets and the rate and degree of bempedoic acid and the bempedoic acid / ezetimibe combination tablet's market acceptance in the United States and in Europe, and in other territories;
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
•the impact of global economic and political developments on our business, including economic slowdowns or recessions and market disruptions that may result from, among others, global conflicts, economic sanctions, an inflationary environment, which could harm our commercialization efforts, as well as the value of our common stock and our ability to access capital markets; and
•our ability to compete with other companies that are, or may be, developing or selling products that may compete with bempedoic acid and the bempedoic acid / ezetimibe combination tablet, in the United States and in Europe, and in other territories.

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
Item 1. Business
Overview
Esperion is a pharmaceutical company currently focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution and completion of our CLEAR Outcomes trial as well as advancing our pre-clinical pipeline, we continue to evolve into a differentiated, global biotech. Our team of experts are dedicated to lowering LDL-cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. Our first two products were approved by the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), and Swiss Agency for Therapeutic Products (Swissmedic), in 2020. NEXLETOL® (bempedoic acid) and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines for the treatment of primary hyperlipidemia in adults with heterozygous familial hypercholesterolemia (HeFH) or atherosclerotic cardiovascular disease (ASCVD), who require additional lowering of LDL-C.

We completed a global cardiovascular outcomes trial, or CVOT, —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in adult patients who are statin averse and who have CVD or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with nearly 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, we announced that the study had met its primary endpoint.

On March 4, 2023, we announced the full results from the CLEAR Outcomes trial. The study showed that bempedoic acid demonstrated significant cardiovascular risk reductions and significantly reduced the risk of heart attack and coronary revascularization as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active and placebo treatment groups. Bempedoic acid, contained in NEXLETOL and NEXLIZET (bempedoic acid and ezetimibe) tablets, became the first LDL-C lowering therapy since statins to demonstrate the ability to lower hard ischemic events, not only in those with ASCVD but also in the large number of primary prevention patients for whom limited therapies exist.
On June 1, 2023, we announced that we submitted Supplemental New Drug Applications, or sNDAs, to the FDA seeking to add the use of both NEXLETOL and NEXLIZET for cardiovascular risk reduction and also seeking to remove the statin limitation in the LDL-C indication. Subsequently, the FDA accepted the sNDAs with an anticipated Prescription Drug User Fee Act date, or target action date, of March 31, 2024. On June 28, 2023, we announced that the application was filed for a Type II(a) variation with the EMA for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. We anticipate EMA approval in the second quarter of 2024. On December 13, 2023, we announced that the FDA approved an updated LDL-cholesterol lowering indication for NEXLETOL and NEXLIZET to include the treatment of primary hyperlipidemia as a qualifier for existing approved populations. Additionally, the maximally tolerated qualifier for statin use has been removed, and the prior limitation of use stating “the effect of NEXLIZET or NEXLETOL on cardiovascular morbidity and mortality has not been determined” has also been removed.
Our Strategy

We are focused on discovering, developing, and commercializing innovative medicines to help improve outcomes for patients. Our strategy for accomplishing this includes the following:

•Completion of global, landmark CLEAR Outcomes trial involving nearly 14,000 patients in 32 countries generated robust data, driving global awareness of significant cardiovascular risk reduction benefits of bempedoic acid. Dissemination of additional, powerful sub-group analyses at medical conferences and in top tier journals further serves to educate the market and support commercialization efforts.

•Obtain significant label expansions for our existing products in the United States and Europe, which we anticipate will remove existing limitations and enable access to our life-saving therapies by millions more patients around the globe. We filed broad cardiovascular risk reduction labels in both jurisdictions and anticipate approvals in the first half of 2024.

•Execution of our strategic commercialization plan in order to generate significant growth for our currently approved products. We expect our anticipated label expansions and promotional efforts to unlock significant growth potential for NEXLETOL and NEXLIZET in the United States, with additional, commensurate growth potential in Europe driven by our partner’s efforts in that territory.

•Continue to advance our preclinical pipeline. We are leveraging our existing research and development capabilities to advance and grow our internal preclinical pipeline candidates, including next-generation ACLY inhibitors, which have potential for broad therapeutic application.

Product Overview
NEXLETOL® is a first-in-class ATP Citrate Lyase, or ACL, inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. Completed Phase 3 studies whose primary endpoint was LDL-C lowering were conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, and demonstrated an average 18% placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. The completed Phase 3 Cholesterol Lowering via Bempedoic acid, an ACL-Inhibiting Regimen (CLEAR) Outcomes trial in patients unwilling or unable to take statins and who had, or were at high risk for, cardiovascular disease demonstrated an average 21.1% placebo corrected LDL-C lowering, and a resulting 13% lower risk of major cardiovascular events versus placebo. NEXLETOL was approved by the FDA in February 2020 and is currently indicated as an adjunct to diet and statin therapy for the treatment of primary hyperlipidemia in adults with HeFH or ASCVD who require additional lowering of LDL-C.

NEXLIZET® contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. Phase 3 data demonstrated NEXLIZET lowered LDL-C by a mean of 38% compared to placebo when added on to maximally tolerated statins. NEXLIZET was approved by the FDA in February 2020 and is currently indicated as an adjunct to diet and statin therapy for the treatment of primary hyperlipidemia in adults with HeFH or ASCVD who require additional lowering of LDL-C.
NILEMDO® is a first-in-class ACL inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. NILEMDO was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated.
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

Global Cardiovascular Outcomes Trial—CLEAR Outcomes

CLEAR Outcomes was a Phase 3 clinical study designed to evaluate if treatment with bempedoic acid reduces the risk of cardiovascular events in patients with statin intolerance who have cardiovascular disease or are at high risk for cardiovascular disease. We initiated CLEAR Outcomes in December 2016 and completed enrollment in August 2019. The primary endpoint of the study was the effect of bempedoic acid on major adverse cardiovascular events (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE").

The study included nearly 14,000 patients from over 1,200 sites in 32 countries. Eligible patients at high risk (LDL-C >100 mg/dL in primary prevention) for cardiovascular disease or with cardiovascular disease (LDL-C between 100 mg/dL to 190 mg/dL in secondary prevention) and who are only able to tolerate less than the lowest approved daily starting dose of a statin and considered statin adverse, were randomized to receive bempedoic acid 180 mg once-daily by mouth or matching placebo. The median duration of follow-up was 3.4 years. The average LDL-C level at the start of the study was 139 mg/dL.

On December 7, 2022, we announced that the study had met its primary endpoint. On March 4, 2023, we announced the full results from the CLEAR Outcomes trial at the Scientific Sessions of the American College of Cardiology with a simultaneous publication in the New England Journal of Medicine. The study showed that bempedoic acid demonstrated a significant 13% cardiovascular risk reduction in MACE-4 events and significantly reduced the risk of heart attack by 23% and coronary revascularization by 19% as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active bempedoic acid and placebo treatment groups. Bempedoic acid, contained in NEXLETOL® and NEXLIZET® (bempedoic acid and ezetimibe) tablets, became the first LDL-C lowering therapy since statins to demonstrate the ability to lower hard ischemic events, not only in those with ASCVD, but also in the large number of primary prevention patients for whom limited therapies exist. When comparing these results in the context of other similar statin trials (based on the Cholesterol Treatment Trialists’, “CTT”, meta-analysis), when normalized to a 1.0 mmol/L (39 mg/dL) LDL-C reduction, the CV risk reduction with bempedoic acid shown via the CTT major vascular event endpoint is comparable to the normalized risk reduction observed with statins. The beneficial effect of bempedoic acid on major vascular event reduction generally improved over time, similar to what was observed in statin CVOTs.

On June 23, 2023, a prespecified analysis of the primary prevention population of the CLEAR Outcomes trial was presented at the American Diabetes Association Scientific Sessions and simultaneously published in the JAMA (Journal of the American Medical Association). Results from this primary prevention analysis show a significant 30% reduction in cardiovascular risk in the primary prevention population making bempedoic acid the first LDL-lowering therapy since statins to demonstrate cardiovascular risk reduction in a primary prevention population.

On August 26, 2023, a prespecified analysis of the total number of cardiovascular events in the CLEAR Outcomes trial population was presented at the European Society of Cardiology and subsequently published in JAMA Cardiology. The results reflect the totality of the benefit of bempedoic acid on CV risk reduction, not just the first event. Treatment with bempedoic acid was associated with a risk reduction of 20% in total MACE-4 events (composite of major adverse cardiovascular events including non-fatal myocardial infarction, non-fatal stroke, coronary revascularization and cardiovascular death), 17% in total MACE-3 events (composite of major adverse cardiovascular events including non-fatal myocardial infarction, non-fatal stroke and cardiovascular death), 31% in total myocardial infarctions, and 22% in total coronary revascularizations. We believe these data reinforce the importance of cholesterol lowering in high-risk patients with the potential to prevent multiple events over time.

On August 26, 2023, a prespecified analysis of the CLEAR Outcomes trial population by patient diabetes status at enrollment (e.g., diabetes, prediabetes, normoglycemic) was presented at the European Society of Cardiology and subsequently published in The Lancet Diabetes and Endocrinology. Of the nearly 14,000 patients included in CLEAR Outcomes, 45.6% had diabetes, 41.5% were pre-diabetic, and 12.9% had normoglycemia. Bempedoic acid demonstrated a benefit in patients with diabetes at baseline, showing a 17% reduction in cardiovascular risk. Importantly, bempedoic acid use was not associated with an increased rate of new onset diabetes, which is a key differentiating feature compared to statins.

Product Pipeline

Next Generation ACLYi

ATP-citrate lyase, or ACLY, is an enzyme strategically positioned at the intersection of nutrient catabolism and cholesterol and fatty acid biosynthesis. We are leading the investigation of ACLY biology, having brought the first ACLY inhibitor to the market. While preclinical studies and Mendelian randomized trials support a causal role for ACLY in dyslipidemia and

ASCVD, they also suggest potential additional effects on metabolism that may benefit other disease states such as type 2 diabetes and metabolic associated fatty liver disease (NAFLD)/metabolic associated steatohepatitis (NASH)1,2. Furthermore, emerging evidence implicates ACLY as a key metabolic checkpoint utilized by multiple cell types to sense nutrient availability and coordinate metabolic adaptions with cell-specific functions3,4. This expanded understanding has provided key insight into novel connections between chronic positive energy balance and aberrant metabolism and the maladaptation of multiple inflammatory, immune, fibrotic, extra-cellular matrix remodeling, and proliferative processes5-8. Our scientific team is exploring this novel insight into ACLY biology. Along with the implementation of leading-edge discovery technology and data science approaches, we aim to reveal new therapeutic opportunities and develop next-generation inhibitors optimized to address multiple life-threatening diseases.

Cardiovascular Disease and Elevated LDL-C
Atherosclerotic cardiovascular disease, or ASCVD, is a chronic, progressive disease; the presence of increasing low-density lipoprotein cholesterol, or LDL-C, is causal in the development of ASCVD and plays a central role in the multifactorial disease process of lipid accumulation and systemic inflammation. ASCVD is the underlying cause of many major cardiovascular, or CV, events including myocardial infarction, or MI, and ischemic stroke, or IS. In practice, ASCVD can include a spectrum of diagnoses, including acute events such as MI or stroke, coronary revascularization procedures, as well as conditions such as peripheral artery disease, or PAD, coronary artery disease, or CAD, or angina.
Extensive evidence has shown that LDL-C is a major risk factor for ASCVD. Studies further suggests that the causal effect of LDL-C on the risk of ASCVD is determined by both the degree and length of time LDL is elevated. The relationship between LDL-C levels and ASCVD risk has important implications, including:
• Lower LDL-C level attained using therapies that target LDL receptors yield greater clinical benefit in CV risk reduction than therapies that do not;
• There is a straight-line relationship between absolute reductions in LDL-C and reductions in the incidence of major vascular events (e.g., lower LDL-C is related to proportionally lower event rates);
• Cumulative LDL-C burden is a determinant of when ASCVD starts and/or gets worse; and
• Lowering LDL-C levels in patients with high CV risk earlier (rather than later) is recommended, especially for patients with familial hypercholesterolemia (FH).
Blood Cholesterol Guidelines
LDL-C is the main focus of healthcare provider efforts to improve the cholesterol profile in individuals at risk for or with established ASCVD, and the evidence overwhelmingly shows that the amount the risk of a poor outcome is lowered is related to the magnitude of LDL-C reduction, and that lowering LDL-C levels earlier (rather than later) is recommended, especially for patients with FH. Over the past 20 years since the inception of lipid targets in the NCEP ATP III (National Cholesterol Education Program Adult Treatment Panel III), guidelines have evolved to include lower LDL-C treatment targets in patients with established ASCVD.
The goal of treatment with intensive lipid-lowering strategies is to prevent subsequent CV events in patients with established ASCVD (secondary prevention) as well as to prevent the first CV event from occurring in patients who may be at high-risk for ASCVD (primary prevention).
Marketing Opportunity for Bempedoic Acid and the Bempedoic Acid / Ezetimibe Combination Tablet
Overall, 71 million adults in the US are at high risk of ASCVD and eligible for statin therapy according to the AHA/ACC guidelines. The estimated US prevalence of risk groups based on NHANES is provided below.

US Prevalence Estimates by Statin-Eligible Groups

Patient Subgroup	Estimated Prevalence (in Millions)
ASCVD and age ≥21 years	24.6
LDL-C ≥190 mg/dL	2.3
Diabetes mellitus (DM), age 40–75 years	15
ASCVD risk ≥20%	9.4
Intermediate ASCVD (≥7.5% to <20%) risk and ≥1 risk enhancer(s)	20
Total	71.3
Patients with HeFH or established ASCVD who require additional lowering of LDL-C
We initially developed bempedoic acid and the bempedoic acid / ezetimibe combination tablet as an adjunct to diet and statin therapy for patients with HeFH or ASCVD who require additional lowering of LDL-C. We further developed bempedoic acid as a treatment to reduce cardiovascular risk for patients with HeFH and ASCVD. The severity of elevated LDL-C in these patients, their level of cardiovascular disease risk and their therapeutic options vary widely.
Despite the prevalence of statins, many patients with ASCVD are still not achieving their LDL-C goals and need additional LDL-C lowering beyond that achieved with statin monotherapy. It is estimated that approximately 10 million patients with ASCVD in the United States currently taking statins require additional LDL-C lowering. Approximately 60% to 70% of patients receiving statins do not meet their LDL-C goals, and estimates are worse among high CV risk groups, such as adults with severe hypercholesterolemia (98%) or ASCVD (80%). There are also potentially 2 million additional patients with ASCVD not being treated per current guidelines because they cannot or will not take a high enough dose of a statin.
Patients at High Risk of Developing ASCVD (Primary Prevention)
Difficulty in achieving guideline recommended LDL-C goals is not limited to the established ASCVD population. Several recent estimates indicate that there may be up to 15 million US adults currently on statin medications for primary prevention who are not at goal and need treatment optimization, either via statin intensification or additional therapies. An additional 3 million adults who are eligible for statins for primary prevention may be statin intolerant, and unwilling or unable to initiate, continue, or maximize statin medications.
Untreated Patients
Due to a myriad of reasons, up to an additional 40 million adults in the US with ASCVD or at high-risk for ASCVD remain untreated with statins. This gap in care represents an important public health opportunity.
Unable or Unwilling to Take Guideline Recommended Doses of Statins
Muscle pain and weakness are the most common side effects experienced by statin users and the most common causes for discontinuing therapy. Moreover, a significant proportion of patients remain on statin therapy despite experiencing muscle-related side effects and require additional LDL-C lowering therapies to help them achieve their LDL-C treatment goals. Accordingly, we believe that in the presence of an oral, once-daily, non-statin LDL-C and cardiovascular risk lowering therapy, the statin intolerant market could grow substantially. According to our research, approximately 9.6 million patients in the United States are not on statins, need additional LDL-C lowering, and it is estimated that many are only able to tolerate less than the lowest approved daily starting dose of their statin and are therefore considered to be statin intolerant.
Other Approved LDL-C Lowering Therapies
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
The benefits of statin use in lowering LDL-C levels and improving cardiovascular outcomes are well documented. Despite the effectiveness of statins and their broad market acceptance, there are over 18 million diagnosed U.S. patients on maximally tolerated statin therapy (approximately 9 million patients who are currently taking a statin and over 9 million patients who cannot or will not take statins and for whom their maximally tolerated statin is no statin at all) who are unable to reach their LDL-C goal on their maximally tolerated statin therapy alone. In rare but extreme cases, statins can lead to muscle breakdown, kidney failure and death. For these reasons, we believe there is a continued unmet need for oral, once-daily, non-statin medicines to treat patients with elevated LDL-C.
Ezetimibe
Ezetimibe is a cholesterol absorption inhibitor that directly binds to NPC1L1 and prevents the transportation of dietary cholesterol from the gut lumen to intestinal enterocytes, resulting in decreased amounts of cholesterol delivered to the liver and an upregulation of hepatic LDL receptors. Ezetimibe also inhibits cholesterol absorption in the small intestine. Ezetimibe is indicated for monotherapy as an adjunctive therapy to diet for the reduction of elevated TC, LDL-C, Apo B, and non–HDL-C in patients with primary hyperlipidemia (HeFH and nonfamilial). It is also approved for combination therapy with a statin or fenofibrate. The standard dose of 10 mg/day lowers LDL-C by approximately 15% to 20% when used alone, in addition to the reduction achieved with statins. However, based on a retrospective real-world database study, it has been estimated that (depending on baseline LDL-C level) 70% or more of patients who switch to or add ezetimibe to statin therapy still require additional LDL-C lowering to achieve treatment goals (with therapeutic targets reached by only 30% of patients with baseline LDL-C levels of 70 to 99 mg/dL).
In November 2014, the results of the IMPROVE-IT (IMProved Reduction of Outcomes: Vytorin Efficacy International Trial) study were presented at the Scientific Sessions of the AHA. 18,144 patients with acute coronary syndrome were enrolled in IMPROVE-IT and were randomized to receive either 40 mg of simvastatin or 10 mg of ezetimibe/40 mg of simvastatin and were followed until > 5,250 events (cardiovascular death, heart attack, documented unstable angina requiring hospitalization, coronary revascularization, or stroke) occurred. The addition of ezetimibe to simvastatin resulted in a 6.4% relative risk reduction (p=0.016) in the aggregate of the events described above. This was the first study to demonstrate incremental clinical benefit with a non-statin when added to a statin.
Ezetimibe has been found to be generally well tolerated, and the ACC ECDP recommends that ezetimibe be considered the first non-statin agent added when LDL-C goal is not met with high-intensity statin therapy and diet and lifestyle modifications. However, the use of ezetimibe is markedly low in the US; in the GOULD registry (Getting to an Improved Understanding of Low-Density Lipoprotein Cholesterol and Dyslipidemia Management; 2016-2018) of adults with ASCVD, only 6.8% of patients with LDL-C ≥100 mg/dL had ezetimibe added for LLT intensification. Similar data from NHANES (2015-2018) showed that only 5.1% and 1.9% of high-risk and very high-risk ASCVD patients were receiving a statin plus ezetimibe, despite 61% and 74% of these patients having LDL-C ≥70 mg/dL.
PCSK9 Inhibitors, Monoclonal Antibodies
PCSK9 inhibitors block an enzyme involved in the degradation of LDL receptors. PCSK9 inhibitors are injectable, monoclonal antibodies to lower LDL-C. As described in currently approved U.S. prescribing information, PCSK9 inhibitors have demonstrated reductions of LDL-C when added on to maximally tolerated statin therapy in patients with HeFH and/or ASCVD of up to 64%. When PCSK9 inhibitors were used in patients with hypercholesterolemia considered to be statin intolerant, LDL-C levels were reduced by 45-56%. In 2015, the FDA approved two PCSK9 inhibitors: alirocumab, which was developed by Sanofi and Regeneron Pharmaceuticals, and evolocumab, which was developed by Amgen, Inc. These therapies were originally approved as an adjunct to diet and maximally tolerated statin therapy for patients with HeFH and/or ASCVD that require additional lowering of LDL-C. Additionally, evolocumab was approved as an adjunct to diet and other LDL-C lowering therapies for patients with HoFH. In 2016, Pfizer discontinued development of its PCSK9 inhibitor, bococizumab, due to unanticipated attenuation of LDL-C lowering over time in its Phase 3 studies.
In February 2017, Amgen announced top-line results for the FOURIER (Further Cardiovascular OUtcomes Research with PCSK9 Inhibition in Subjects with Elevated Risk) CVOT where evolocumab demonstrated a statistically significant 15% reduction in the risk of cardiovascular events. Full results of FOURIER were presented at the Scientific Sessions of the American College of Cardiology in March 2017 and were published in the New England Journal of Medicine in March 2017. The FOURIER study enrolled 27,564 patients with prior ASCVD and LDL-C levels >70 mg/dl receiving background statin therapy. Patients were then blindly randomized to receive evolocumab or placebo and followed until at least 1630 key secondary endpoints (cardiovascular death, myocardial infarction, or stroke) occurred. In a patient population with a median baseline LDL-C level of 92 mg/dl, evolocumab reduced LDL-C by 59% as compared to placebo resulting in a 56 mg/dl absolute difference. This reduction in LDL-C translated to a 15% reduction in the primary endpoint (cardiovascular death, myocardial infarction, stroke, hospitalization for unstable angina, or coronary revascularization). In December 2017, based upon the results of the FOURIER study, the indications for the use of evolocumab were updated to include reduction in risk of myocardial infarction, stroke, and coronary revascularization in adults with established cardiovascular disease, and for use alone or in combination with other lipid-lowering therapies to reduce LDL-C in adults with primary hyperlipidemia.
In March 2018, Regeneron Pharmaceuticals and Sanofi announced top-line results for the ODYSSEY Outcomes CVOT where alirocumab demonstrated a statistically significant 15% reduction in the risk of cardiovascular events. Full results of ODYSSEY Outcomes were presented at the Scientific Sessions of the ACC in March 2018 and were published in the New England Journal of Medicine in November 2018. The ODYSSEY Outcomes study enrolled 18,924 patients who had an acute coronary syndrome 1 to 12 months prior to study entry and LDL-C levels >70 mg/dl on high-intensity statin treatment. Patients were blindly randomized to receive alirocumab or placebo and followed until at least 1,613 patients experienced a primary endpoint of death from coronary heart disease, nonfatal myocardial infarction, fatal or nonfatal ischemic stroke or unstable angina requiring hospitalization. From a mean baseline of 92 mg/dl, LDL-C levels were reduced by 62.7% as compared to placebo, to a mean of 38 mg/dl. This treatment resulted in a 15% relative risk reduction in the primary MACE endpoint. In April 2019, the FDA approved alirocumab to reduce the risk of heart attack, stroke, and unstable angina requiring hospitalization in adults with established cardiovascular disease. On December 10, 2019, Regeneron Pharmaceuticals and Sanofi announced their intent to simplify their antibody collaboration for alirocumab by restructuring into a royalty-based agreement. Under the restructuring, which was effective April 2020, Regeneron has sole U.S. rights to alirocumab, and Sanofi has sole ex-U.S. rights to alirocumab.
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
PCSK9 inhibitors, small interfering ribonucleic acid (siRNA)
Novartis AG developed inclisiran and the new drug application, or NDA, for inclisiran was submitted to the FDA in December 2019. Inclisiran (which is marketed in the U.S. as Leqvio®) received FDA approval on December 22, 2021. Unlike the PCSK9 antibodies from Regeneron Pharmaceuticals and Sanofi and Amgen, inclisiran is a long-acting RNA interference therapeutic agent that inhibits the synthesis of PCSK9. Findings from clinical studies suggest that inclisiran may be dosed every 6 months, with a 3-month timeframe only between the first and second dose. Like the PCSK9 antibodies, inclisiran is an injectable therapy that lowers LDL-C between 45% to 58% in Phase 3 clinical testing. In November 2019, Novartis AG acquired The Medicines Company. The Medicines Company initiated the ORION-4 trial in October 2018 which is designed to evaluate cardiovascular outcomes in 15,000 people being treated with inclisiran or placebo. Recruitment of ORION-4 was completed September 30, 2023. Inclisiran received an updated indication in July 2023 for use as an adjunct to diet and statin therapy for the treatment of adults with primary hyperlipidemia, including HeFH, to reduce LDL-C.

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
During the year ended December 31, 2023, we recognized $78.3 million in net product sales of NEXLETOL and NEXLIZET and $38.0 million in collaboration revenue, primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. During the year ended December 31, 2022, we recognized $55.9 million in net product sales of NEXLETOL and NEXLIZET and $19.6 million in collaboration revenue, primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners.

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
Research and Development Expenses
Research and development expenses for the year ended December 31, 2023, were $86.1 million, which was primarily related to clinical development costs relating to the CLEAR Outcomes CVOT and compensation related costs, including stock-based compensation.
Selling, General and Administrative
We established our commercialization and distribution capabilities with the commercial launch of NEXLETOL and NEXLIZET in the U.S. We announced collaboration agreements for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet with Daiichi Sankyo Europe GmbH, or DSE in 2019, with Otsuka Pharmaceutical Co., Ltd., or Otsuka, in 2020 and with Daiichi Sankyo Co. Ltd, or DS in 2021.
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
We expect our selling, general and administrative expenses to increase in 2024 in anticipation of potential additional global approvals for new product indications, expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount to expand our sales team. Selling, general and administrative expenses in 2023 increased primarily due to increased legal expenses associated with our litigation with DSE, including the close out costs associated with the settlement, and increases in headcount, consulting and other promotional related expenses.
Manufacturing and Supply
Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are small molecule drugs that are synthesized from readily available raw materials using conventional chemical processes. We currently have no manufacturing facilities. We rely on contract manufacturers to produce both drug substances and drug products required for our commercial supply and clinical studies. All lots of drug substance and drug product used in commercial supply and clinical studies are manufactured under current good manufacturing practices. We plan to continue to rely upon contract manufacturers and, potentially, in connection with the transfer of certain manufacturing responsibilities to DSE, collaboration partners to manufacture commercial quantities of the bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States and in Europe and in territories outside of the United States and Europe.

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
On January 2, 2019, we entered into a license and collaboration agreement, or LCA, with DSE. Pursuant to the agreement, we have granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area and Switzerland, or the DSE Territory. DSE will be responsible for commercialization in the DSE Territory. We remain responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory. On June 18, 2020, we entered into an amendment to the LCA Amendment with DSE to include Turkey. DSE’s designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining Regulatory Approval for such products in Turkey. On January 3, 2024, we announced that after a transition period, DSE will assume sole responsibility for the manufacture of

NILEMDO and NUSTENDI for the DSE Territory and that we granted DSE the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DSE Territory.

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
On December 3, 2020, we entered into a definitive agreement with Serometrix to in-license its oral, small molecule PCSK9 inhibitor program. Serometrix developed the oral PCSK9 inhibitor program with its proprietary technology to discover drugs for challenging protein targets. On July 6, 2023, the Company provided notice to Serometrix of its intent to terminate the licensing agreement between the Company and Serometrix dated December 3, 2020. The agreement terminated as of August 5, 2023. The Company expects to continue to advance its internal pipeline assets, including next-generation ACLY inhibitors.
On April 26, 2021, we entered into a license and collaboration agreement with DS. Pursuant to the agreement, we granted DS exclusive development and commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. On January 3, 2024, we announced that after a transition period, DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DS Territory and that we granted DS the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DS Territory.
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
As of December 31, 2023, our patent estate, including patents we own, on a worldwide basis, included approximately 10 issued United States patents and 17 pending United States patent applications and over 25 issued patents and over 80 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. We have requested a five year patent term extension of U.S. Patent No. 7,335,799, and we believe that this patent could be the subject of an additional six month pediatric exclusivity period. We have one granted European patent that has been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We obtained five year patent term extensions via supplementary protection certificates for 24 national patents validated from this granted European patent, which extends our patent protection in those countries until 2028. Additionally, we have one patent family that includes U.S. Patent No. 11,407,705, directed to the method of manufacturing high purity bempedoic acid, one pending U.S. patent application directed to the same, U.S. Patent No. 11,613,511 directed to compositions of matter of high purity bempedoic acid, one pending U.S. patent application directed to the same, U.S. Patent No. 11,760,714 directed to pharmaceutical formulations containing the same, one pending U.S. patent application directed to methods of treatment using the same, and 15 pending patent applications outside of the United States. U.S. Patent Nos. 11,407,705, 11,613,511 and 11,760,714, and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating familial hypercholesterolemia with the bempedoic acid / ezetimibe combination tablet are claimed in U.S. Patent Nos. 10,912,751 and 11,744,816 that are scheduled to expire in March 2036. We also have one pending U.S. patent application, and 9 issued patents and 14 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. Additionally, we have one pending U.S. patent application, and 7 issued patents and 23 pending applications outside of the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, i.e., U.S. Patent No. 11,116,739, one pending U.S. patent application, and 9 issued patents and 15 pending applications outside the U.S., with claims directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using said fixed dose combinations. U.S. Patent No. 11,116,739 is scheduled to expire in March 2036.

In addition to the patents we own, we also hold an exclusive, worldwide, fully paid-up license on any residual background intellectual property not transferred from Pfizer pursuant to our asset transfer agreement with Pfizer.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing a non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. We have submitted a request for a patent term extension in the United States for U.S. Patent No. 7,335,799. However, the applicable authorities, including the FDA and the U.S. Patent and Trademark Office, or USPTO, in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued U.S. patents relating to bempedoic acid, including patent term extensions we may be eligible for, will expire on dates ranging from late-2025 to mid-2040. However, the actual protection afforded by a patent varies on a claim by claim basis for each applicable product, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
The market for cholesterol regulating therapies is especially large and competitive. The product candidates we are currently developing and commercializing will face intense competition, either as monotherapies or as combination therapies.
Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. See “Risk Factors—Risks Related to Sales, Marketing, and Competition—Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the U.S., in Europe and in other territories will be materially adversely affected.”
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
United States Drug Review and Approval

United States Drug Development Process
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, voluntary product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:
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

Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA. The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period from November 2023 to November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. The law's requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number, and expiration date, in the form of a 2-dimensional data matrix barcode that can be read by humans and machines.

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

The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans, and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug, such as the FDA has imposed and we have agreed to for NEXLETOL and NEXLIZET. Specifically, as part of our NEXLETOL and NEXLIZET approval, the FDA required both a pharmacokinetics / pharmacodynamics, or PK/PD, and Phase 3 study evaluating bempedoic acid in patients with HeFH aged 10 years to less than 18 years, a worldwide descriptive study that collects prospective and retrospective data in women exposed to NEXLETOL and NEXLIZET during pregnancy to assess the risk of pregnancy and maternal complications, adverse effects on the developing fetus and neonate, and adverse effects on the infant through the first year of life, a lactation study to analyze milk in lactating women who have received therapeutic doses of NEXLETOL and NEXLIZET, and that we complete the CLEAR Outcomes CVOT trial.
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
Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the drug and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection and, for drugs, patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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
The Medicaid Drug Rebate Program, or MDRP, requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. The ACA made several changes to the MDRP, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate percentage on most branded prescription drugs of average manufacturer price, or AMP, and adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.
In 2010, the ACA became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA, among other things, increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs.

•In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

The Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting. Recently, there have also been several changes to the 340B drug pricing program. On November 3, 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is uncertain. We continue to review developments impacting the 340B program.

In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:
•The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year and, due to subsequent legislative amendments to the statute, will remain in effect through 2031.

•The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our approved products or future product candidates for which we may obtain regulatory approval or the frequency with which any such approved product or future product candidate is prescribed or used.

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

President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our products or drug candidates or additional pricing pressures.

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
•The federal civil and criminal false claims laws, including the federal False Claims Act, impose criminal and civil penalties, and authorizes civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program; making, using, or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. The government may deem manufacturers to have "caused" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for NEXLETOL and NEXLIZET or any future product candidates, the reporting of prices used to calculate Medicaid rebate information, and other information affecting federal, state, and third-party reimbursement for NEXLETOL and NEXLIZET or any future product candidates, and the sale and marketing of NEXLETOL and NEXLIZET and any future product candidates, are subject to scrutiny under this law.

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
•The federal Physician Payments Sunshine Act, or Sunshine Act, enacted as part of the ACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to the HHS under the Open Payments Program, information related to payments and other "transfers of value" provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other licensed health care practitioners and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

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
In the United States, there is a growing body of stringent privacy and data security legislation. In California, for example, the California Consumer Privacy Act, or CCPA, was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, gives California residents expanded privacy rights and protections, and places stringent privacy and security obligations on business covered by the law. Further, the California Privacy Rights Act, or CPRA, amended the CCPA and as of January 1, 2023, created additional obligations with respect to processing and safeguarding personal information. The CCPA provides for civil penalties for violations and a private right of action for data breaches. Among other provisions, the CCPA requires covered "businesses" to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or sharing of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "business" regulated by the scope of the CCPA or a service provider to a regulated business.

In addition to the CCPA, new privacy and data security laws have been enacted in numerous other states and have been proposed in even more states as well as in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which may accelerate. Furthermore, a smaller number of states have passed or are considering laws that are specifically focused upon the protection of consumer health data, such as Washington’s My Health My Data Act. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

In the event we conduct clinical trials in the European Economic Area, or EEA, and United Kingdom, or UK, we will be subject to additional data protection restrictions, such as the GDPR (as defined below). The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our potential European activities.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the UK and EU have signed an EU-UK Trade and Cooperation Agreement, or the TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain, or GB, has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines

Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland at present). The regulatory regime in GB therefore aligns with current EU regulations in many ways, however it is possible that these regimes will diverge more significantly in the future now that GB’s regulatory system is independent from the EU. For example, the EU Clinical Trials Regulation has not been implemented into UK law, and a separate application must be submitted for clinical trial authorization in the UK. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new framework mentioned above which will be put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA, from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a GB MA.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA, the UK medicines regulator, will be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the European Union-United Kingdom Joint Committee on March 24, 2023, and the UK government and the EU will therefore enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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
Rest of the World Regulation
In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical studies and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. While we have obtained FDA approval for NEXLETOL and NEXLIZET, and approval from the EC and Swissmedic for NILEMDO and NUSTENDI, and whether or not we obtain FDA, EC, or Swissmedic approval for any future product candidate (or additional indication), we must obtain approval of a product or clinical trial application by the comparable regulatory authorities of foreign countries before we can commence clinical studies or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
Human Capital Resources
In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Esperion a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees. As of December 31, 2023, we had 240 full-time employees. Seven of our employees have Ph.D. degrees, two have M.D. degrees and ten have PharmD degrees. 39 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
We are committed to the adoption of inclusive workforce policies and initiatives. As of December 31, 2023, 54% of our workforce, 38% of our executive management team and 22% of our board of directors were women. As of December 31, 2023, approximately 22% of our workforce identified as racially or ethnically diverse. We review diversity data related to hiring, promotions, and retention on an ongoing basis.

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

Facilities
Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 11,500 square feet of office space. We believe that our existing facilities are adequate for our current needs.

Legal Proceedings
On March 27, 2023, we filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the results of the CLEAR Outcomes CVOT. On May 4, 2023, we filed an amended complaint against DSE in the Southern District of New York which seeks a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to us upon applicable regulatory approval. On June 20, 2023, DSE filed a response to our amended complaint.

On January 2, 2024, we entered into a settlement agreement with DSE to amicably resolve and dismiss the commercial dispute that was pending in the Southern District of New York, or the Settlement Agreement. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York was subsequently dismissed. Pursuant to the Settlement Agreement, also on January 2, 2024, we entered into a 3rd Amendment to the License and Collaboration Agreement dated January 2, 2019 with DSE, and a 1st Amendment to the License and Collaboration Agreement dated April 26, 2021 with Daiichi Sankyo Company Limited, or DS. The DSE Amendment and the DS Amendment grant each of DSE and DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in their existing respective territories of the European Economic Area, UK, Switzerland and Turkey, or the DSE Territory, and South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. Further, after a transition period, DSE and DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for, respectively, the DSE Territory and DS Territory. As of January 2, 2024, DSE shall have sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Available Information
Our website address is www.esperion.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors
Except for the historical information contained herein or incorporated by reference, this Annual Report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K and in any documents incorporated in this Annual Report on Form 10-K by reference.

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report on Form 10-K. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to Impact of Uncertain Capital Markets

We have in the past relied in part on sales of our common stock through our at-the-market (ATM) offering program. Increased volatility and decreases in market prices of equity securities generally and of our common stock in particular may have an adverse impact on our willingness and/or ability to continue to sell our common stock through our ATM offering. Decreases in these sales would/could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common stock.

On April 15, 2022, we filed a new registration statement on Form S-3 to replace our prior automatically effective registration statement on Form S-3ASR filed on August 3, 2021, which registered the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings, or the New ATM Program. On February 21, 2023, we terminated the Open Market Sales Agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Given the volatility in the capital markets, we may not be willing or able to continue to raise equity capital through the 2023 ATM Program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

Alternative financing arrangements, if we pursue any, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid.

Volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may materially harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and our future capital requirements may be significantly different from our current estimates. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both near and long-term will depend on many factors, including, but not limited to the need to:

•finance unanticipated working capital requirements;

•develop or enhance our technological infrastructure and our existing solutions; and

•respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us, or at all. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, the post-COVID environment, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. In order to raise additional capital, we may seek a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

Adverse developments affecting the financial services industry could have an adverse effect on our operations and financial results.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations, or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Risks Related to our Business and Commercialization
Risks Related to Business Development and Commercialization
We depend almost entirely on the success of two products, bempedoic acid and the bempedoic acid / ezetimibe combination tablet. There is no assurance that our commercialization efforts in the U.S. and DSE's effort in Europe with respect to either product will be successful or that we will be able to generate revenues at the levels or within the timing we expect or at the levels or within the timing necessary to support our corporate goals.
In 2023, we generated $78.3 million in net revenues from the sale of products in the U.S. Our products, NEXLETOL (bempedoic acid) tablet and NEXLIZET (bempedoic acid and ezetimibe) tablet, were approved by the FDA in February 2020. NEXLETOL became commercially available in the U.S. in March 2020 and NEXLIZET became commercially available in the U.S. in June 2020. On April 6, 2020, we announced that the EC approved NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) tablet for the treatment of hypercholesterolemia and mixed dyslipidemia. The decision is applicable to all 27 European Union member states plus the United Kingdom, Iceland, Norway and Liechtenstein. NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) are the branded product names for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe. Since 2020, Daiichi Sankyo launched NILEMDO and NUSTENDI in multiple EU countries. Daiichi Sankyo Co. Ltd, or DS, received its first regional approval for Hong Kong and launched in late 2023 and we expect additional approvals in the DS Territory in 2024. There is no assurance that the commercial launches will be successful or that the planned additional launches will occur on the timing we anticipate and generate the revenues we expect. We may encounter delays or hurdles related to our launches that affect timing.

Our business currently depends heavily on our ability to successfully commercialize NEXLETOL and NEXLIZET in the U.S. to treat patients as an adjunct to diet and statin therapy for the treatment of primary hyperlipidemia in adults with HeFH or ASCVD who require additional lowering of LDL-C. We also expect approval decisions on the expanded indications for NEXLETOL and NEXLIZET in the first quarter of 2024. We may never be able to successfully commercialize the products even with their expanded indications or meet our expectations with respect to revenues. Prior to our launch in March 2020, we had never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built and may alter to commercialize these products in the U.S. will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with HeFH or ASCVD who require additional lowering of LDL-C or wish to reduce their cardiovascular risk. We may also encounter challenges related to reimbursement of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering each product. Additionally, coverage by a third-party payor does not guarantee reimbursement. For example, the terms of certain agreements require or may require practitioners to seek prior authorization from the third-party payor. Payors have implemented prior authorization requirements for our products which has impacted utilization and, thus, our ability to generate revenue from commercial sales of NEXLIZET and NEXLETOL in the United States. The Company implemented a prior authorization support program to support patients and physician practices in facilitating prior authorizations. In addition, we have created a bridge program for patients who have been prescribed our product but are experiencing delays in obtaining insurance coverage. If patients continue to experience difficulty in obtaining prior authorization for our products and/or our programs on a timely basis following approval of the expanded product indications, this may adversely impact ongoing sales of our products.

We have obtained regulatory approval from the FDA, the EC, and Swissmedic for both of our leading product candidates as an adjunct to diet and statin therapy for the treatment of primary hyperlipidemia in adults with HeFH or ASCVD who require additional lowering of LDL-C, but we cannot be certain that we will be able to obtain approval from regulatory authorities in other territories we decide to pursue, or successfully commercialize our products and any future product candidates. Additionally, we cannot be certain that we will be able to obtain approval either of our candidates for any other indication or approval of any future product candidates.
Bempedoic acid and the bempedoic acid / ezetimibe combination tablet may require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence their commercialization in markets outside of the U.S. and Europe for an LDL-C lowering or cardiovascular risk reduction indication. The clinical studies, manufacturing and marketing of our products and any future product candidates are subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. Of the large number of drugs in development in the U.S., only a small percentage successfully complete the approval process at the FDA, EMA or any other foreign regulatory agency, and are commercialized. Accordingly, we cannot assure you that bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other of our product candidates we may develop will be successfully developed or commercialized in any other territory.
We are not permitted to market our product candidates in the U.S. or in Europe for any other indication until we receive approval of an NDA supplement from the FDA, Marketing Authorisation Application, or MAA, from the EC, or in any other foreign countries until we receive the requisite approval from such countries. Additionally, we may decide to submit a supplemental NDA or MAA in the future for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for other indications, such as our submissions in 2023 for a CVD risk reduction indication in the U.S. and Europe. As a condition to submitting an NDA supplement or MAA for bempedoic acid to treat patients with hypercholesterolemia for a CVD risk reduction indication, we completed the CLEAR Outcomes CVOT, and we have used the data from this trial to support further regulatory submissions and may use it to support additional regulatory submissions in the future.

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
While we have commercially launched our approved drugs in the U.S. and DSE has commercially launched in multiple countries in the EU, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling bempedoic acid and the bempedoic acid / ezetimibe combination tablet in their current and planned future indications, we will need to successfully:

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
The commercialization of the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe and in other territories, depends on the continued availability of ezetimibe.
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
Sales of our products will depend, in part, on the extent to which our products will be covered and reimbursed by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. Adequate coverage and reimbursement from third party payers are critical to new product acceptance. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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
There may also be delays in obtaining coverage and reimbursement for newly approved drugs (of new indications for previously approved drugs), and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

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

Finally, the availability of generic LDL-C lowering treatments may also substantially reduce the level of reimbursement for branded counterparts or other competitive LDL-C lowering therapies, such as bempedoic acid or the bempedoic acid / ezetimibe combination tablet. If we fail to successfully secure and maintain adequate reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the VA’s FSS pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

The ACA made significant changes to the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the ACA. The issuance of the final regulation has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA, other legislation, or in regulation could affect our 340B ceiling price calculations and negatively impact our results of operations.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program or could require us to issue refunds to 340B covered entities.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, as noted above, we participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (the VA, U.S. Department of Defense, or DOD, Public Health Service, and the U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our covered products on a Tricare Agreement in order for these products to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.
In the event we decide to continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation 2016/679, or EU GDPR, which became effective on May 25, 2018. Following the United Kingdom’s (“U.K.”) withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the EU GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (“U.K. GDPR” and, together with the EU GDPR, “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including stricter requirements relating to processing health and other sensitive data, ensuring there is a legal basis to justify the processing of personal data, stricter requirements relating to obtaining consent of individuals, expanded disclosures about how personal information is to be used, limitations on retention of information, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, maintaining records of processing activities and documenting data protection impact assessments where there is high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K., including the United States (see below), and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million GBP) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by national laws of EU Member States which may partially deviate from the EU GDPR and impose different and more restrictive obligations from country to country. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European and U.K. activities.

The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.'s data protection regime, which is independent from but, currently, aligned to the EU's data protection regime. The EC has adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected. The U.K. Government has also now introduced a Data Protection and Digital Information Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the U.K.’s data protection regime which will likely have the effect of further altering the similarities between the U.K. and EU data protection regime.

In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with GDPR. In some cases, we rely upon the EC's approved standard contractual clauses to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The U.K. is not subject to the EC's standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the U.K. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. Moreover, on September 21, 2023, the U.K. Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which will allow companies to transfer personal data from the U.K. to the U.S. on the basis of the EU-U.S. Data Privacy Framework. This provides a further avenue to ensuring transfers to the US are carried out in line with GDPR. The Framework could be challenged like its predecessor frameworks.

In the United States, state privacy laws may also have an impact on our business; for example, California enacted the California Consumer Privacy Act, or CCPA, which creates broad individual privacy rights for California consumers (as defined in the law) and places stringent privacy and security obligations on business covered by the law. This law, which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, requires covered companies to provide detailed disclosures to consumers about such companies' data collection, use and sharing practices, allow such consumers to opt-out of certain sales or sharing of their personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches involving personal information, which is expected to increase the likelihood of, and risks associated with, data breach litigation. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA or a service provider to a regulated business.

The CCPA was amended by the California Privacy Rights Act, or CPRA. As of January 1, 2023, the amendments to the CCPA introduced by the CPRA have imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. The amendments introduced by the CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Following California, numerous other states have enacted laws similar to the CCPA and even more have proposed similar laws that have not yet passed. In addition to these comprehensive laws and proposals, other states have passed or are considering more limited privacy laws that are specifically focused upon the protection of consumer health data, such as Washington’s My Health My Data Act.

The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. The effects of state privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Compliance with U.S. and international data protection and data security laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection and data security laws and regulations could result in government and/or data protection authority enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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
Risks Related to Sales, Marketing, and Competition
Our market is subject to intense competition. If we are unable to compete effectively, our opportunity to generate revenue from the sale of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the U.S., in Europe and in other territories will be materially adversely affected.
The LDL-C and cardiovascular risk lowering therapies market is highly competitive and dynamic and dominated by the sale of inexpensive generic versions of statins. Our success will depend, in part, on our ability to obtain a share of the market, initially, for patient populations consistent with the labeling of our products in jurisdictions where we obtain regulatory approval. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialty pharmaceutical companies, biotechnology firms, universities and other research institutions and government agencies. Other pharmaceutical companies may develop LDL-C lowering or cardiovascular risk reducing therapies for patients that compete with bempedoic acid and the bempedoic acid / ezetimibe combination tablet that do not infringe the claims of our patents, pending patent applications or other proprietary rights, which could materially adversely affect our business and results of operations.

Lipid lowering and cardiovascular risk reducing therapies currently on the market that compete with bempedoic acid and the bempedoic acid / ezetimibe combination tablet include the following:

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
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as bempedoic acid or the bempedoic acid / ezetimibe combination tablet. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For instance, we received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet as an adjunct to diet and statin therapy for the treatment of primary hyperlipidemia in adults with HeFH or ASCVD who require additional lowering of LDL-C, the first indication we pursued. Based on the results of the CLEAR Outcomes CVOT, we have submitted supplemental applications seeking an expanded cardiovascular risk reduction indication in the U.S. and Europe. Physicians may in their practice prescribe bempedoic acid and the bempedoic acid / ezetimibe combination tablet to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to public advisory or enforcement letters, reputational damage, and significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion under both the Federal Anti-kickback Statute and False Claims Act and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of bempedoic acid and the bempedoic acid / ezetimibe combination tablet across various promotional media and outreach activities to ensure it remains consistent with its approved labeling, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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
The commercial success of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe, and, if approved, by other regulatory authorities, in other countries in which we pursue regulatory approval, will depend upon the awareness and acceptance of bempedoic acid and the bempedoic acid / ezetimibe combination tablet among the medical community, including physicians, patients and healthcare payors. Market acceptance of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a number of factors, including, among others:
•bempedoic acid and the bempedoic acid / ezetimibe combination tablet’s demonstrated ability to treat patients on statin therapy for LDL-C lowering, or bempedoic acid and the bempedoic acid / ezetimibe combination tablet’s ability to achieve CV risk reduction, as compared with other available therapies;

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
Risks Related to Our Business
Our internal computer and information technology systems and infrastructure, or those of our third-party clinical research organizations or other contractors or consultants, may fail or suffer security compromises or breaches, which could result in a material disruption of our bempedoic acid or the bempedoic acid / ezetimibe combination tablet commercialization and development programs.
Despite the implementation of security measures, our internal computer and information technology systems and infrastructure and those of our third-party CROs, vendors, and other contractors and consultants upon which our business relies are vulnerable to breakdown or damage or interruption from, among other things, natural disasters, terrorism, war, telecommunication and electrical failures, and sophisticated cyber-attacks, including the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks). While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for bempedoic acid or the bempedoic acid / ezetimibe combination tablet could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and will rely on third parties to conduct future clinical trials, and similar events relating to their computer systems and infrastructure could also have similar consequences to our business. To the extent that any disruption or security compromise or breach results in a loss of or damage to, unauthorized access of, or misuse of our data, systems, infrastructure or applications or other data or applications relating to our technology or our products and product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities (including in connection with or resulting from litigation or governmental investigations and enforcement actions) and the further development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, the commercialization of our products could be impacted and our business could be otherwise adversely affected.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks, or physical facilities in which data is stored or through which data is transmitted, of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems and infrastructure or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems and infrastructure or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security compromise or breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm which could negatively impact our relationship with our customers, partners, vendors and other third parties, and fines and penalties resulting from claims against us by private parties and/or governmental agencies.

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
In the third quarter of 2022, Pennsylvania House Bill 1342 was enacted, which in part phased in a corporate net income tax (CNIT) rate reduction over nine years. The CNIT rate for the 2023 tax year is 8.99%. The CNIT rate will be reduced to 8.49% for the 2024 tax year. Starting with the 2025 tax year, the rate is reduced by 0.5% annually until it reaches 4.99% for the 2031 tax year and each year thereafter. The company assessed the impact of the law change but do not expect that it will have a material impact on the financial statements.

On August 16, 2022, H.R. 5376 (commonly called the Inflation Reduction Act of 2022) was signed into law, which, among other things, implemented a corporate alternative minimum tax (CAMT) of 15% on book income of certain large corporations. The CAMT imposes a minimum tax on net income adjusted for certain items prescribed by the legislation and is effective for tax years beginning after December 31, 2022. The company does not anticipate being subjected to the new CAMT.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our business. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards may be subject to limitation.
At December 31, 2023, we had United States federal net operating loss carryforwards of approximately $1,027.5 million and state net operating loss carryforwards of approximately $696.1 million. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws in those years. Some of the U.S. Federal and State net operating loss and credit carryforwards are subject to annual limitations due to ownership changes. The annual limitation may result in the expiration of net operating losses or credit carryforwards before utilization. As of result of stock transactions, we expect the Company experienced an ownership change in 2017, 2021 and 2023. We may also experience ownership changes in the future as a result of future transactions in our stock. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income is subject to further limitations.

We or the third parties upon whom we depend may be adversely affected by natural disasters, geopolitical developments or global health crises and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

The occurrence of unforeseen or catastrophic events, including extreme weather events, natural disasters, geopolitical developments or global health crises, depending on their scale, may cause different degrees of damage to the national and local economies, such as recessions, rising interest rates, inflation, fuel prices, foreign currency fluctuations, international tariffs, boycotts, curtailment of trade and other business restrictions, and could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, global health crisis, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted our operations or the operations of our vendors, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster, health crisis, or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

Risks Related to Clinical Development, Regulatory Review, and Approval of Our Drugs and Future Drug Candidates
Failures or delays in the completion of any of our future clinical trials could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
In December 2022, we announced completion of the CLEAR Outcomes CVOT. In the future, we or our partners may conduct additional clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as well as clinical studies of additional product candidates we may develop. The conduct and completion of any of our future clinical studies can be delayed or prevented for a number of reasons, including, among others:

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
Positive results from completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our CLEAR Outcomes CVOT of bempedoic acid are not necessarily predictive of the results of our future clinical studies, nor do they guarantee approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet by the FDA, EMA or any other regulatory agency for additional indications such as a CVD risk reduction indication. Although we have announced positive results from our CLEAR Outcomes CVOT, we may be unable to successfully obtain regulatory approval for and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet for additional indications.
There is a high failure rate for drugs proceeding through clinical studies. The positive results from our completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid, our Phase 3 1002FDC-053 clinical study of the bempedoic acid / ezetimibe combination tablet, our CLEAR Outcomes CVOT or any future studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, do not guarantee approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet by the FDA for additional indications such as a CVD risk reduction indication, or by the EMA or any other regulatory authorities for any future indications in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results earlier in development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. If we fail to obtain positive results in any future clinical studies, the regulatory status of our product candidates or future product candidates, and correspondingly, our business and financial prospects, may be materially adversely affected.

Undesirable side effects caused by our product candidates could cause us, our partners or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.
Clinical trials by their nature utilize a sample of the potential patient population. Rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate over a significant period of time. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such products (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:
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
Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA or EMA may impose additional clinical study requirements. Significant amendments to our clinical study protocols may require resubmission to the FDA and/or IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of these studies. If we are required to conduct clinical studies in addition to our CLEAR Outcomes CVOT to support a CV risk reduction indication, the commercial prospects for bempedoic acid and the bempedoic acid / ezetimibe combination tablet may be harmed and our ability to generate product revenue will be impaired.

Our future product development programs for candidates other than bempedoic acid or the bempedoic acid / ezetimibe combination tablet may require substantial financial resources and may ultimately be unsuccessful.
In addition to the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we may pursue the development of other early-stage programs, such as our program to develop next generation ACL inhibitors. If we conduct any clinical studies for our future product candidates, there will be a number of FDA requirements that we must satisfy before we can commence such clinical studies. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. Any time, effort and financial resources we expend on any early-stage development programs that we may pursue may adversely affect our ability to continue development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, and we may never commence clinical studies of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical studies of our other potential product candidates, such product candidates may never be approved by the FDA.

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
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have included organizing and staffing our company, conducting research and development activities for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as well as commercializing these products. Since the launch of our products, we have generated $187.2 million in net revenue from product sales in the U.S. We have obtained regulatory approval for both products from the FDA in the U.S., the EC in Europe and Swissmedic in Switzerland, but have not received approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet from any other regulatory agency. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock and warrants, convertible promissory notes and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and revenue interest purchase agreements, and we have incurred losses in each year since our inception. Our net losses were $209.2 million and $233.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $1.5 billion. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from selling, general and administrative costs associated with our operations. We will continue to manage our spending for clinical trials, marketing approvals, and commercialization, and we may attempt to secure additional cash resources or reduce spend in certain areas as needed to continue commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to incur significant expenses and operating losses for the foreseeable future related to our commercialization of NEXLETOL and NEXLIZET and pursing other research and development expenses, as well as other related personnel and activities. Our research and development expenses are expected to be reduced in the foreseeable future after having reported the full results of the CLEAR Outcomes CVOT and submitting regulatory filings to the FDA and EMA in 2023. We expect to continue to incur research and development expenses related to costs associated with obtaining CV risk reduction indications and as they relate to any other early-stage development programs or additional indications we choose to pursue. We also expect our selling, general and administrative expenses to increase in 2024 in anticipation of potential additional global regulatory approvals for new product indications, expanded commercialization initiatives for NEXLETOL and NEXLIZET, including marketing, and increases in our headcount for our sales team expansion. Even though bempedoic acid and the bempedoic acid / ezetimibe combination tablet are approved in the U.S. and Europe for commercial sale, and despite expending these costs, bempedoic acid or the bempedoic acid / ezetimibe combination tablet may not be commercially successful drugs. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Risks Related to our Capital Needs
We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
In February 2020 we announced that the FDA approved NEXLETOL and NEXLIZET. In April 2020, we announced that the EC approved NILEMDO and NUSTENDI.
We expect that our continued commercialization efforts and any additional clinical studies that we undertake for the further clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate we pursue will consume substantial additional financial resources. We expect that our existing cash and cash equivalents, including the cash received in January 2024 in conjunction with the Settlement Agreement and the January 2024 Offering, and proceeds to be received in the future for product sales and under our collaboration agreements are sufficient to fund operations for the foreseeable future. We may look to secure additional cash resources should positive corporate events or milestones provide sufficient opportunities. We may, however, need to secure additional cash resources to continue to fund the commercialization and further clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future capital requirements may be substantial and will depend on many factors including:
•our ability to secure a CV risk reduction indication for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe;

•our commercial sales, and our ability to secure and maintain adequate reimbursement coverage, in the United States, and in Europe;
•the service and payment of potential debt maturities;
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
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA and other comparable foreign regulatory authorities;

•the cost of manufacturing bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any future product candidates and any products we successfully commercialize; and
•the costs associated with general corporate activities, such as the costs of filing, prosecuting and enforcing patent claims.

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
We will face significant competition in seeking appropriate collaborators and these collaboration agreements are complex and time-consuming to negotiate. We may not be able to negotiate collaborations on acceptable terms, or at all. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be acceptable or relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves. If that were to occur, we may have to curtail the development or delay commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in certain geographies, reduce the scope of our sales or marketing activities, reduce the scope of our commercialization plans, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities outside of the United States, the DSE Territory, the DS Territory and Japan on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

Payment requirements under the RIPA will increase our cash outflows. In 2025, the percent of net revenue paid to Oberland could reset to a higher amount if certain revenue milestones are not met. This could result in substantially higher payments starting in 2025. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. There is no assurance that if we are required to secure funding we can do so on terms acceptable to us, or at all. Failure to pay certain amounts to Oberland when due would result in a default under the RIPA and result in foreclosure on certain of our assets which would have a material adverse effect.
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
At December 31, 2023, our executive officers, directors, combined with our stockholders who own more than 5% of our outstanding capital stock, and entities affiliated with certain of our directors beneficially owned approximately 37% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Our common stock has experienced, and may continue to experience, substantial price volatility. The trading price of common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of common stock could decrease, perhaps significantly. Other factors that may affect the market price of common stock, including announcements relating to significant corporate transactions, fluctuations in quarterly and annual financial results, operating and stock price performance of companies that investors deem comparable to us, changes in government regulation or related proposals and international conflict. In addition, the U.S. securities markets have experienced significant price and volume fluctuations, and these fluctuations often have been unrelated to the operating performance of companies in these markets. Any volatility of or a significant decrease in the market price of common stock could also limit our ability to raise capital by issuing additional equity. Further, if we were to be the object of securities class action litigation as a result of volatility in common stock price or for other reasons, it could result in substantial costs and diversion of management’s attention and resources, which could negatively affect our financial results. The occurrence of any one or more of the factors noted in these risk factors could cause the market price of our common stock to be below the $1.00 Nasdaq minimum price requirement.

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
As of December 31, 2023, our patent estate, including patents we own, on a worldwide basis, included approximately 10 issued United States patents and 17 pending United States patent applications and over 25 issued patents and over 80 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and may be eligible for a patent term extension period of up to five years. We have requested a five year patent term extension of U.S. Patent No. 7,335,799, and we believe that this patent could also be the subject of an additional six month pediatric exclusivity period. We have one granted European patent that has been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We obtained five year patent term extensions via supplementary protection certificates for 24 national patents validated from the granted European patent, which extends our patent protection in those countries until 2028. Additionally, we have one patent family that includes U.S. Patent No. 11,407,705, directed to the method of manufacturing high purity bempedoic acid, one pending U.S. patent application directed to the same, U.S. Patent No. 11.613.511 directed to compositions of matter of high purity bempedoic acid, one pending U.S. patent application directed to the same, U.S. Patent No. 11,760,714 directed to pharmaceutical formulations containing the same, one pending U.S. patent application directed to methods of treatment using the same, and 15 pending patent applications outside of the United States. U.S. Patent Nos. 11,407,705, 11,613,511, and 11,760,714, and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating familial hypercholesterolemia with the bempedoic acid / ezetimibe combination tablet are claimed in U.S. Patent Nos. 10,912,751 and 11,744,816 that are scheduled to expire in March 2036. We also have one pending U.S. patent application, and 9 issued patents and 14 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. Additionally, we have one pending U.S. patent application, and 7 issued patents and 23 pending applications outside the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, i.e., U.S. Patent No. 11,116,739, one pending U.S. patent application, and 9 issued patents and 15 pending applications outside the U.S., with claims directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using said fixed dose combinations. U.S. Patent No. 11,116,739 is scheduled to expire in March 2036.

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
We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any other product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings, supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to revocation, opposition or comparable proceedings lodged in various national and regional patent offices, and national courts. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. For example, a European Unified Patent Court (UPC) came into force during 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents or defend the validity thereof. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Moreover, such interference, re- examination, post-grant review, inter partes review, supplemental examination, opposition, or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

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
Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We have submitted a request for a patent term extension in the United States for U.S. Patent No. 7,335,799 and have obtained supplementary protection certificates for one of the granted, counterpart European patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, but the total patent term including the restoration period must not exceed 14 years following FDA approval. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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
In January 2019, we entered into a license and collaboration agreement with DSE, pursuant to which DSE will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. In April 2020, we entered into a license and collaboration agreement with Otsuka, pursuant to which Otsuka will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Japan. Otsuka will be responsible for all development and regulatory activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan, if approved. In April 2021, we entered into a license and collaboration agreement with DS, pursuant to which DS will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. We may also enter into similar arrangements with other partners or collaborators to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet, outside of the United States, Europe, Japan, or the DS Territory, or to further commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the broader cholesterol modifying market in the United States. If DSE, Otsuka, DS or any of our future collaborative partners does not devote sufficient time and resources to the collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if DSE, Otsuka or DS or any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet on our own in such locations. On March 27, 2023, we filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the results of the CLEAR Outcomes CVOT. On May 4, 2023, we filed an amended complaint against DSE in the Southern District of New York seeking a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to the Company upon applicable regulatory approval. On June 20, 2023, DSE filed a response to our amended complaint. On January 2, 2024, we entered into a settlement agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York, or the Settlement Agreement. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed.

Pursuant to the Settlement Agreement, also on January 2, 2024, we entered into a 3rd Amendment to the License and Collaboration Agreement dated January 2, 2019 with DSE, and a 1st Amendment to the License and Collaboration Agreement dated April 26, 2021 with DS. Each of these amendments grant each of DSE and DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in their existing respective territories of the European Economic Area, UK, Switzerland and Turkey (the “DSE Territory”) and South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (the “DS Territory”). Further, after a transition period, DSE and DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for, respectively, the DSE Territory and DS Territory. As of January 2, 2024, DSE shall have sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

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

Receipt of any milestone payment amounts is subject to risks and uncertainties, including our obtaining the relevant regulatory approvals and marketing authorizations, the absence of any material disagreements or disputes with regulators or our collaboration partners and the ultimate timing and payment of such milestone payment amounts by our collaboration partners. In addition, while we expect that we will be entitled to the foregoing milestone payments, our inability to receive some or all of our milestone payments and other royalty amounts from our collaboration partners may significantly impact our future capital needs.
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
We relied on CROs in our prior clinical studies, including our global pivotal Phase 3 clinical studies and our pivotal Phase 3 1002FDC-053 clinical study and the CLEAR Outcomes CVOT, as well as any future clinical studies we may undertake. As a result, we will have less direct control over the conduct, timing and completion of future clinical studies and the management of data developed through the clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:
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
While we have monitoring measures and quality agreements in place with our suppliers, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with current Good Manufacturing Practices for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our products and product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to commercialize, develop, obtain regulatory approval for or market our products and product candidates. If any contract manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different contract manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our commercialization supply or clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our products and product candidates according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a contract manufacturer may possess technology related to the manufacturing of our products and product candidates that such contract manufacturer owns independently. This would increase our reliance on such contract manufacturer or require us to obtain a license from such contract manufacturer in order to have another contract manufacturer manufacture our product and product candidates. In addition, in the case of the contract manufacturers that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

•the societal and economic impact of any future public health epidemics, pandemics or outbreaks of infectious disease and any recession, depression or sustained market event resulting from such public health crises;

•market conditions in the pharmaceutical and biotechnology sectors;

•general economic, political, industry and market conditions; and

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

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC that generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment, as well as an opinion from our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting. During the 2023 and 2022 year end audit, due to a change in filing status our independent registered public accounting firm was not required and did not issue a report on the effectiveness of our internal controls over financial reporting. Management assessed our internal controls over financial reporting, including by using a third-party firm, and determined that their internal controls were effective as of December 31, 2023.

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

We are a “smaller reporting company” and have elected to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $560.0 million measured on the last business day of our most recently completed second fiscal quarter, we qualify as a “smaller reporting company” as defined in the Exchange Act. Accordingly, we may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure. We are also no longer required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.

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

Increased attention to, and evolving expectations for, environmental, climate change, social, and governance (ESG) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices, including practices associated with climate change. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of the Company, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published propose rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

A decline in the federal budget, changes in spending or budgetary priorities of the U.S. government, a prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, the Department of Defense funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in recent years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Most recently, the federal government was shut down due to a lack of funding for over one month between late 2018 and early 2019. Additionally, the national debt has recently threatened to reach the statutory debt ceiling in 2023, and such an event in future years could result in the U.S. government defaulting on its debts.

As a result, government spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

Unfavorable macroeconomic conditions or market volatility resulting from global economic conditions, including those affecting the financial services industry, could adversely affect our business, financial condition or results of operations.

Adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine and the conflict between Israel and Hamas, the post-COVID environment or other factors, could materially and adversely affect our business operations. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cyber Risk Management and Strategy
We, under the oversight of the audit committee of our board of directors, have implemented and maintain a cybersecurity framework, informed by the Center of Internet Security, or CIS, cybersecurity framework. This includes policies, processes and technologies designed to minimize risks from cybersecurity threats. We maintain oversight of our third-party vendors with access to our information technology resources through the inclusion of contractual security requirements as appropriate.

Our cybersecurity approach is designed to minimize risks from cybersecurity threats identified by internal stakeholders, threat intelligence providers, vulnerability management programs, and security management programs. Our internal team manages and maintains remediation strategies for identified risks, and reports on them periodically to senior leadership.
As appropriate, we assess our internal controls, including controls around our information technology systems and their impact on our financial statements or systems, through either independent audits or internal assessments with the assistance of third party resources.

Governance Related to Cybersecurity Risks
Our cybersecurity program and related operations and processes are directed by our Executive Director of Information Technology, whom we refer to as the IT Director. Currently, the IT Director role is held by an individual who has over 15 years of cybersecurity, information technology, and systems engineering experience. The Director of IT reports to our management – currently the Chief Business Officer.
The IT Director meets with the Chief Financial Officer, the Chief Compliance Officer, and the General Counsel periodically to monitor and review the outcomes of our cybersecurity program and to discuss and decide matters related to cybersecurity treatment strategy (including mitigations). The IT Director and the Chief Financial Officer provide periodic reports to the audit committee on cybersecurity risk management, and, quarterly, the Chief Financial Officer updates the audit committee of any material changes in the Company's cybersecurity framework or cybersecurity activity. The audit committee is responsible for reviewing and overseeing our risk management process, including risks from cybersecurity threats, pursuant to the audit committee charter. Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to confirm that the risk management processes designed and implemented by management are appropriate and functioning as designed.
Item 2. Properties
Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 11,500 square feet of office space. We believe our current facilities will be sufficient to meet our needs until expiration.

Item 3. Legal Proceedings
On March 27, 2023, we filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the results of the CLEAR Outcomes CVOT. On May 4, 2023, we filed an amended complaint against DSE in the Southern District of New York seeking a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to the Company upon applicable regulatory approval. On June 20, 2023, DSE filed a response to our amended complaint.
On January 2, 2024, we entered into a settlement agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York, or the Settlement Agreement. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed.
Pursuant to the Settlement Agreement, also on January 2, 2024, we entered into a 3rd Amendment to the License and Collaboration Agreement dated January 2, 2019 with DSE, and a 1st Amendment to the License and Collaboration Agreement dated April 26, 2021 with DS. Each of these amendments grant each of DSE and DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in their existing respective territories of the European Economic Area, UK, Switzerland and Turkey (the “DSE Territory”) and South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (the “DS Territory”). Further, after a transition period, DSE and DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for, respectively, the DSE Territory and DS Territory. As of January 2, 2024, DSE shall have sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

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
Stockholders
As of January 31, 2024, there were 5 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2018, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock from December 31, 2018 through December 31, 2023, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index over the same period. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
Comparison of 5 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index
______________________________________________________________________
*$100 invested on December 31, 2018 in stock or index.
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
Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Unregistered Securities Sold Within Last 3 Years
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company has not made any repurchases of shares or other units of any class of the Company’s equity securities during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

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
Overview
Corporate Overview
We are a pharmaceutical company currently focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution and completion of our CLEAR Outcomes trial as well as advancing our pre-clinical pipeline, we continue to evolve into a differentiated, global biotech. Our team of experts are dedicated to lowering LDL-cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. Our first two products were approved by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and Swiss Agency for Therapeutic Products. or Swissmedic, in 2020. NEXLETOL® (bempedoic acid) and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines for the treatment of primary hyperlipidemia in adults with heterozygous familial hypercholesterolemia, or HeFH or atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of LDL-C.

We completed a global cardiovascular outcomes trial, or CVOT, —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in adult patients who are statin averse and who have cardiovascular disease, or CVD, or are at high risk for CVD. We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with nearly 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, we announced that the study had met its primary endpoint.

On March 4, 2023, we announced the full results from the CLEAR Outcomes trial. The study showed that bempedoic acid demonstrated significant cardiovascular risk reductions and significantly reduced the risk of heart attack and coronary revascularization as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active and placebo treatment groups. Bempedoic acid, contained in NEXLETOL and NEXLIZET (bempedoic acid and ezetimibe) tablets, became the first LDL-C lowering therapy since statins to demonstrate the ability to lower hard ischemic events, not only in those with ASCVD but also in the large number of primary prevention patients for whom limited therapies exist.

On June 1, 2023, we announced that we submitted Supplemental New Drug Applications, or sNDAs, to the FDA seeking to add the use of both NEXLETOL and NEXLIZET for cardiovascular risk reduction and also seeking to remove the statin limitation in the LDL-C indication. Subsequently, the FDA accepted the sNDAs with an anticipated Prescription Drug User Fee Act date, or target action date, of March 31, 2024. On June 28, 2023, we announced that the application was filed for a Type II(a) variation with the EMA for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. We anticipate EMA approval in the second quarter of 2024. On December 13, 2023, we announced that the FDA approved an updated LDL-cholesterol lowering indication for NEXLETOL and NEXLIZET to include the treatment of primary hyperlipidemia as a qualifier for existing approved populations. Additionally, the maximally tolerated qualifier for statin use has been removed, and the prior limitation of use stating “the effect of NEXLIZET or NEXLETOL on cardiovascular morbidity and mortality has not been determined” has also been removed.
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
We have never been profitable and our net losses were $209.2 million and $233.7 million for the years ended December 31, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with research and development programs, selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:
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

Product Overview
NEXLETOL is a first-in-class ATP Citrate Lyase, or ACL, inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. Completed Phase 3 studies whose primary endpoint was LDL-C lowering were conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, and demonstrated an average 18% placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. The completed Phase 3 Cholesterol Lowering via Bempedoic acid, an ACL-Inhibiting Regimen (CLEAR) Outcomes trial in patients unwilling or unable to take statins and who had, or were at high risk for, cardiovascular disease demonstrated an average 21.1% placebo corrected LDL-C lowering, and a resulting 13% lower risk of major cardiovascular events versus placebo. NEXLETOL was approved by the FDA in February 2020 and is currently indicated as an adjunct to diet and statin therapy for the treatment of primary hyperlipidemia in adults with HeFH or ASCVD who require additional lowering of LDL-C.
NEXLIZET contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. Phase 3 data demonstrated NEXLIZET lowered LDL-C by a mean of 38% compared to placebo when added on to maximally tolerated statins. NEXLIZET was approved by the FDA in February 2020 and is currently indicated as an adjunct to diet and statin therapy for the treatment of primary hyperlipidemia in adults with HeFH or ASCVD who require additional lowering of LDL-C.
NILEMDO is a first-in-class ACL inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. NILEMDO was approved by the European Commission, or EC, in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated.
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
During the years ended December 31, 2023 and December 31, 2022, we incurred $46.2 million and $83.5 million, respectively, in direct expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.

Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020.
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with Daiichi Sankyo and Otsuka. Collaboration revenue in the years ended December 31, 2023 and December 31, 2022, was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
We will continue to incur research and development expenses as they relate to other development programs or additional indications we choose to pursue such as the development of our next generation ACLY inhibitors. We expect research and development expenses to decrease substantially in 2024 after the completion of the CLEAR Outcomes CVOT and submitting regulatory filings to the FDA and EMA in 2023. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S. and Europe. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
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
We expect our selling, general and administrative expenses will increase in 2024 in anticipation of potential additional global regulatory approvals for new product indications, expanded commercialization initiatives for NEXLETOL and NEXLIZET, and increases in our associated headcount to expand our sales team.
Interest Expense
Interest expense for the years ended December 31, 2023 and December 31, 2022 was related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital, and our convertible notes.
Other Income
Other income, net, for the years ended December 31, 2023 and December 31, 2022 primarily relates to interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities and also includes other income related to the sale of leased vehicles.
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

Product Sales, Net
We sell NEXLETOL and NEXLIZET to wholesalers in the U.S. and, in accordance with ASC 606, recognize revenue at the point in time when the customer is deemed to have obtained control of the product, which generally occurs upon receipt by the customer. Product sales are recorded at the net selling price, which includes variable considerations for rebates, chargebacks, co-pay assistance programs, distribution related fees, product returns, and other sales-related discounts and fees. Calculating these net product sales involves judgments and estimates. Our estimates give consideration for a range of possible outcomes which are probability-weighted for relevant factors such as contracts with customers, healthcare providers, payors and government agencies, statutorily-defined discounts applicable to government-funded programs, forecasted payor mix, customer buying and payment patterns, and other relevant factors. The reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Given the early stage of our commercial operations we have provided constraint of our variable consideration due to its potential consumption trends. Actual amounts of consideration ultimately received may differ from our estimates. Each period, we review our estimates of rebates, co-pay assistance programs, distribution fees and other applicable provisions. If actual results vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. A 3% change to our year ended December 31, 2023 net product sales would have an impact of approximately $2.4 million.

Revenue Interest Liability
We have entered into a RIPA to support the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and provide for other working capital needs. The revenue interest liability related to the RIPA is presented net of deferred issuance costs on the balance sheets. We impute interest expense associated with this liability using the effective interest rate method and is presented as interest expense on the statements of operations. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. This estimate is complex and highly judgmental as it is based on our future revenue projections and expectations about future economic and market conditions. We evaluate the interest rate quarterly based on our current net sales forecasts utilizing the prospective method. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Under the terms of the RIPA, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual net sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. In 2025, the percent of net revenue paid to Oberland could reset to a higher amount if certain revenue milestones are not met. This could result in substantially higher payments starting in 2025. Issuance costs in connection with the RIPA are amortized to interest expense over the estimated term of the RIPA.

Recent Accounting Pronouncements Adopted
For information on new accounting standards and the impact, on our financial position or results of operations, see Note 2 to our audited financial statements found elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Revenues:
Product sales, net	$78,335	$55,863	$22,472
Collaboration revenue	37,999	19,612	18,387
Operating Expenses:
Cost of goods sold	43,267	26,967	16,300
Research and development	86,107	118,927	(32,820)
Selling, general and administrative	142,523	109,082	33,441
Loss from operations	(155,563)	(179,501)	23,938
Interest expense	(58,976)	(56,810)	(2,166)
Other income, net	5,291	2,652	2,639
Net loss	$(209,248)	$(233,659)	$24,411
Product sales, net
Product sales, net for the year ended December 31, 2023 was $78.3 million compared to $55.9 million for the year ended December 31, 2022, an increase of approximately $22.4 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the year ended December 31, 2023 was $38.0 million compared to $19.6 million for the year ended December 31, 2022, an increase of $18.4 million. The increase is primarily due to increased product sales to our collaboration partners from our supply agreements and royalty sales growth within our partner territories.
Cost of goods sold
Cost of goods sold for the year ended December 31, 2023, was $43.3 million compared to $27.0 million for the year ended December 31, 2022, an increase of $16.3 million. The increase is primarily related to increased product sales to our collaboration partners under our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.
Research and development expenses
Research and development expenses for the year ended December 31, 2023, were $86.1 million compared to $118.9 million for the year ended December 31, 2022, a decrease of $32.8 million. The decrease in research and development expenses was primarily attributable to a decrease in costs related to CLEAR Outcomes study following the announcement and presentation of our CLEAR Outcomes study results in March 2023. Costs incurred in the year ended December 31, 2023 included the announcement and presentation of our CLEAR Outcomes study results, associated close-out activities and regulatory submissions.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2023, were $142.5 million compared to $109.1 million for the year ended December 31, 2022, an increase of $33.4 million. The increase in selling, general and administrative expenses was primarily attributable to increases in legal costs, including legal costs associated with the settlement announced in early January 2024, increases in headcount, consulting and other promotional related expenses.

Interest expense
Interest expense for the year ended December 31, 2023, was $59.0 million, compared to $56.8 million for the year ended December 31, 2022, an increase of $2.2 million. The increase in interest expense for the year ended December 31, 2023 was primarily due to additional interest expense attributable to our RIPA with Oberland.
Other income, net
Other income, net for the year ended December 31, 2023, was $5.3 million compared to $2.7 million for the year ended December 31, 2022, an increase of $2.6 million. This increase was primarily due to higher interest income on our investments due to higher interest rates.
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

On February 21, 2023, we terminated the Open Market Sales Agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program.

On March 19, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to issue and sell, in a registered direct offering, or the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Securities Purchase Agreement, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Registered Direct Offering, for additional consideration of $0.125 per amended warrant. We received net proceeds of approximately $51.3 million related to the Registered Direct Offering and approximately $1.1 million in connection with the amended warrants.

On January 2, 2024, we entered into a settlement agreement with Daiichi Sankyo Europe GmbH, or DSE, to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York, or the Settlement Agreement. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed.

On January 18, 2024, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, or Jefferies, as representative of several underwriters, or the Underwriters, related to an underwritten public offering, or the January 2024 Offering, of 56,700,000 shares of our common stock, par value $0.001 per share, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of our common stock, at the public offering price. On January 19, 2024, Jefferies gave us notice of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the offering proceeds to us were approximately $90.8 million, after deducting the underwriting discount and estimated offering expenses. The January 2024 Offering closed on January 23, 2024.

We anticipate that we will incur operating losses for the foreseeable future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and expenses associated with our research and development activities. We anticipate that our current cash, cash equivalents, and investments, including the funds received in January 2024 from the Settlement Agreement and January 2024 Offering, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to fund continuing operations for the foreseeable future.

As of December 31, 2023, our primary sources of liquidity were our cash and cash equivalents which totaled $82.2 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	(135,487)	(174,827)
Net cash provided by investing activities	42,500	8,104
Net cash provided by financing activities	50,460	32,606
Net decrease in cash, cash equivalents and restricted cash	(42,527)	(134,117)
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Net cash used in operating activities totaled $135.5 million for the year ended December 31, 2023 and $174.8 million for the year ended December 31, 2022, consisting of net product sales of NEXLETOL and NEXLIZET fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland and the amortization of issuance costs on our convertible notes, depreciation and amortization and changes in working capital. The decrease in cash used in operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily related to a decrease in net loss from increases in net product sales and collaboration revenue and lower research and development costs from our CLEAR Outcomes CVOT following the public presentation of the results in 2023, partially offset by increase in selling, general, and administrative expenses due to increased legal costs and other promotional expenses, increases in inventory, and increases in cost of goods sold related to additional sales, adjusted for normal working capital and timing of cash outlays.
Investing Activities
Net cash provided by investing activities of $42.5 million for the year ended December 31, 2023 and $8.1 million for the year ended December 31, 2022 consisted primarily of net proceeds from the sales of highly liquid, interest bearing investment grade and government securities.
Financing Activities
Net cash provided by financing activities of $50.5 million for the year ended December 31, 2023, related primarily to proceeds from our Registered Direct Offering, exercise of warrants, and net proceeds from our 2023 ATM Program, partially offset by payments on our revenue interest liability. Net cash provided by financing activities of $32.6 million for the year ended December 31, 2022, related primarily proceeds from our 2022 ATM Program, partially offset by a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50.0 million from the restricted cash account under the waiver and amendment of our RIPA with Oberland, and payments on our revenue interest liability.

In 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we received an additional $25.0 million upon regulatory approval of NEXLETOL in 2020 and were eligible to receive an additional $50.0 million at our option upon reaching certain sales thresholds. In April 2021, we entered into Amendment No. 2 to the RIPA and Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The amendment also updated the tiered payment percentage. As the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States did not exceed $15.0 million for the quarter ended September 30, 2021, we deposited $50.0 million in a deposit account with Oberland, which reduced our unrestricted cash. On November 23, 2022, we entered into a waiver and amendment to the RIPA with Oberland, in which we agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million from the restricted cash account (the “Partial Call”). Under this amendment, the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products which will be tiered payments ranging from 3.3% to 10% of our net sales in the covered territory (as detailed in the RIPA). Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $34.8 million in the next year to a maximum total payment of $337.8 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $10.0 million or 10% at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. In 2025, the percent of net revenue paid to Oberland could reset to a higher amount if certain revenue milestones are not met. This could result in substantially higher payments starting in 2025. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
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

On April 15, 2022, we filed a new registration statement on Form S-3, which registered the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings, or the 2022 ATM Program. During the year ended December 31, 2022, we issued 13,043,797 shares of common stock, pursuant to the 2022 ATM Program for which Jefferies LLC served as sales agent, resulting in net proceeds of approximately $90.8 million after deducting $3.1 million of underwriting discounts and commissions and other expenses. On February 21, 2023, we terminated the Open Market Sales Agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the year ended December 31, 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

As noted above, on March 22, 2023, we issued and sold, in a registered direct offering, or the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Registered Direct Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share. The warrants are immediately exercisable and will expire on September 22, 2026, which may provide us with additional funding, if such warrants are exercised by their holders. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.001 per share. The pre-funded warrants were immediately exercisable and could be exercised at any time. As of December 31, 2023, no pre-funded warrants were outstanding. During the year ended December 31, 2023, we received net proceeds of approximately $8.4 million from the exercise of warrants and pre-funded warrants. We received net proceeds of approximately $51.3 million related to the Registered Direct Offering after deducting placement agent fees and related offering expenses of $4.2 million, and we received approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. Refer to Note 12 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

As noted above, subsequent to December 31, 2023, we received $100 million from DSE in January 2024 under the Settlement Agreement and expect to receive $25 million in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO tablets and NUSTENDI tablets in Europe. In addition, as noted above, we received approximately $90.8 million, after deducting the underwriting discounts and estimated offering expenses, from our January 2024 Offering.

Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, including cash received in January 2024 in conjunction with Settlement Agreement with DSE and the January 2024 Offering, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with Daiichi Sankyo and Otsuka are sufficient to fund operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

•our ability to successfully develop and commercialize NEXLETOL and NEXLIZET or other product candidates;
•the service and payment of potential debt maturities;
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

Until such time, if ever, as we can generate substantial U.S. product revenues, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available and permitted under the terms of our RIPA, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE, Otsuka and DS, and the

RIPA with Oberland, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.
We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by Securities and Exchange Commission rules.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We had cash and cash equivalents of approximately $82.2 million at December 31, 2023. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.
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
Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2023.
Our outstanding warrants currently have an exercise price of $1.55 per share and holders of such warrants may not exercise if the market price of our common stock is below $1.55. As a result, we may be unable to obtain potential proceeds from the exercise of these warrants if the market price of our common stock does not exceed $1.55 per share.

We have entered into a revenue interest purchase agreement. Our primary exposure to market risk is that the interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Our Convertible Notes, which were issued in November 2020, carry a fixed interest rate of 4.0% per year. Since the Convertible Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates. We do not believe a change in interest rate has had a material effect on our results of operations during the year ended December 31, 2023.
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
As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023, based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. We are not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
We did not have any Rule 10b5-1 plans in place during the year ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item (excluding the information under the subheading “Pay Versus Performance”) is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Detroit, Michigan, PCAOB Auditor ID 42.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-188595, filed on June 12, 2013)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on May 26, 2022)

3.3
Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on June 15, 2023)

3.4
Certificate of Validation dated September 20, 2022 relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on November 1, 2022)

3.5
Second Amended and Restated Bylaws of the Registrant dated April 29, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 4, 2021)

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

4.8	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 9, 2023)
4.9
Securities Purchase Agreement by and among the Registrant and the Purchasers named therein, dated March 19, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 9, 2023)

10.1*
License Agreement between Pfizer Inc. and the Registrant dated April 28, 2008 and amended on November 17, 2010 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.2
Valley Ranch Business Park Lease by and between the Registrant and McMullen SPE, LLC, dated February 4, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on February 7, 2014)

10.3
Form of Officer Indemnification Agreement entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.4
Form of Director Indemnification Agreement entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.5#
Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on November 3, 2016)

10.6#
Employment Agreement by and between the Registrant and Richard B. Bartram dated May 14, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.7#
2017 Inducement Equity Plan and form of award agreement thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-218084, filed on May 18, 2017).

10.8
First Amendment to Valley Ranch Business Park Lease, dated July 6, 2018, between the Registrant and Blackbird Ann Arbor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 2, 2018)

10.9*
License and Collaboration Agreement by and between Daiichi Sankyo Europe GmbH and the Registrant, dated as of January 2, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.10
Revenue Interest Purchase Agreement by and among the Registrant, Eiger III SA LLC, and the Purchasers named therein, dated June 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 26, 2019)

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
10.16
Forward Stock Purchase Confirmation, dated November 11, 2020, by and between the Registrant and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2020)

10.17
Amendment No. 1 to the Revenue Interest Purchase Agreement, dated November 11, 2020, by and among the Registrant, the purchasers from time to time party thereto and Eiger III SA LLC, as the purchaser agent, dated effective as of June 26, 2019 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 23, 2021)

10.18*
Exchange Agreement, dated October 22, 2021, by and between the Registrant and the Holders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on October 25, 2021)

10.19*
License and Collaboration Agreement, by and between the Registrant and Daiichi Sankyo Company, Limited dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 3, 2021)

10.20
Amendment No. 2 to the Revenue Interest Purchase Agreement, by and among the Registrant and the parties thereto dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on April 26, 2021)

10.21
2nd Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 4, 2021)

10.22#
2022 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-265247, filed on May 26, 2022)

10.23#
Employment Agreement, dated November 16, 2022, by and between the Registrant and Benjamin Halladay (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2022)

10.24
Waiver and Amendment No. 3 to Revenue Interest Purchase Agreement and Amendment No. 2 to Security Agreement, by and among the Registrant, the purchasers party thereto, and Eiger III SA LLC, as the collateral agent and administrative agent, dated effective as of November 23, 2022 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 21, 2023)

10.25#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Sheldon Koenig (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.26#
Employment Agreement, dated June 9, 2022, by and between the Registrant and JoAnne Foody (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.27#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Eric Warren (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.28#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Benjamin Looker (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.29#	First Amendment to 2022 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-265247, filed on August 1, 2023)
10.30#	Second Amendment to 2017 Inducement Equity Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-274183, filed on August 24, 2023)
97.1**	Esperion Therapeutics, Inc. Compensation Recovery Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)
23.1**	Consent of Ernst & Young LLP
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

ESPERION THERAPEUTICS, INC.

Date:	February 27, 2024

By:	/s/ SHELDON L. KOENIG
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ SHELDON L. KOENIG	President, Chief Executive Officer and Director	February 27, 2024
Sheldon L. Koenig	(Principal Executive Officer)

/s/ BENJAMIN HALLADAY	Chief Financial Officer (Principal Financial Officer	February 27, 2024
Benjamin Halladay	and Principal Accounting Officer)

/s/ J. MARTIN CARROLL	Director	February 27, 2024
J. Martin Carroll

/s/ SETH H.Z. FISCHER	Director	February 27, 2024
Seth H.Z. Fischer

/s/ ALAN FUHRMAN	Director	February 27, 2024
Alan Fuhrman

/s/ ANTONIO M. GOTTO, M.D., D. PHIL	Director	February 27, 2024
Antonio M. Gotto, M.D., D. Phil

/s/ STEPHEN ROCAMBOLI	Director	February 27, 2024
Stephen Rocamboli

/s/ JAY SHEPARD	Director	February 27, 2024
Jay Shepard

/s/ NICOLE VITULLO	Director	February 27, 2024
Nicole Vitullo

/s/ TRACY M. WOODY	Director	February 27, 2024
Tracy M. Woody

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

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

Valuation of the revenue interest liability
Description of the Matter
As described in Notes 2 and 10 to the financial statements, the Company maintains a Revenue Interest Purchase Agreement (“RIPA”) with Eiger III SA LLC. Pursuant to the RIPA, the Company has received Cumulative Purchaser Payments of $177.8 million at December 31, 2023. The carrying amount of the RIPA at December 31, 2023, was $274.8 million.

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

Auditing the revenue interest liability was complex and highly judgmental due to the estimation uncertainty in determining the effective interest rate. The Company’s effective interest rate model includes net sales forecasts which are affected by expectations about future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the RIPA, we performed audit procedures that included, among others, assessing the methodologies and the underlying data used by the Company in its effective interest rate model. We evaluated the significant assumptions related to market penetration, market demand and sales price, used within the net sales forecasts by corroborating to observable industry, market and economic trends and external analyses. We also performed sensitivity analyses to evaluate the changes in the effective interest rate, and associated interest expense that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.

Detroit, Michigan
February 27, 2024

Esperion Therapeutics, Inc.
Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$82,248	$124,775
Short-term investments	—	42,086
Accounts receivable	48,494	33,729
Inventories, net	65,623	35,201
Prepaid clinical development costs	193	1,026
Other prepaid and current assets	4,507	9,866
Total current assets	201,065	246,683

Property and equipment, net	—	164
Right of use operating lease assets	4,675	1,036
Intangible assets	56	56
Total assets	$205,796	$247,939

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31,718	$23,040
Accrued clinical development costs	3,441	5,426
Accrued variable consideration	34,284	21,987
Other accrued liabilities	24,998	13,204
Revenue interest liability	34,828	24,760
Deferred revenue from collaborations	25,402	3,507
Operating lease liabilities	1,553	384
Total current liabilities	156,224	92,308

Convertible notes, net of issuance costs	261,596	259,899
Revenue interest liability	239,950	218,845
Operating lease liabilities	3,020	665
Total liabilities	$660,790	$571,717
Commitments and contingencies (Note 5)

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2023 and December 31, 2022	$—	$—
Common stock, $0.001 par value; 480,000,000 shares authorized as of December 31, 2023 and 240,000,000 shares authorized as of December 31, 2022; 120,204,513 shares issued at December 31, 2023 and 76,564,396 shares issued at December 31, 2022	118	75
Additional paid-in capital	1,149,170	1,071,183
Treasury stock, at cost; 1,994,198 shares at December 31, 2023 and December 31, 2022	(54,998)	(54,998)
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(1,549,284)	(1,340,036)
Total stockholders' deficit	(454,994)	(323,778)
Total liabilities and stockholders' deficit	$205,796	$247,939
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Product sales, net	$78,335	$55,863
Collaboration revenue	37,999	19,612
Total Revenues	116,334	75,475

Operating expenses:
Cost of goods sold	43,267	26,967
Research and development	86,107	118,927
Selling, general and administrative	142,523	109,082
Total operating expenses	271,897	254,976

Loss from operations	(155,563)	(179,501)

Interest expense	(58,976)	(56,810)
Other income, net	5,291	2,652
Net loss	$(209,248)	$(233,659)

Net loss per common share (basic and diluted)	$(2.03)	$(3.52)

Weighted-average shares outstanding (basic and diluted)	103,106,616	66,407,242

Other comprehensive (loss) gain:
Unrealized gain on investments	$2	$29
Total comprehensive loss	$(209,246)	$(233,630)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Loss	Equity (Deficit)
Balance December 31, 2021	60,879,496	$61	$964,401	$(1,106,377)	$(54,998)	$(31)	$(196,944)
Issuance of common stock from ATM Program, net of issuance costs	13,043,797	13	90,835	—	—	—	90,848
Vesting of restricted stock units	440,697	1	—	—	—	—	1
Vesting of ESPP Shares	206,208	—	732	—	—	—	732
Stock-based compensation	—	—	15,215	—	—	—	15,215
Other comprehensive gain	—	—	—	—	—	29	29
Net loss	—	—	—	(233,659)	—	—	(233,659)
Balance December 31, 2022	74,570,198	$75	$1,071,183	$(1,340,036)	$(54,998)	$(2)	$(323,778)
Issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	12,205,000	12	52,416	—	—	—	52,428
Issuance of common stock from ATM Program, net of issuance costs	3,312,908	3	4,445	—	—	—	4,448
Vesting of restricted stock units and performance-based restricted stock units	1,034,631	1	—	—	—	—	1
Vesting of ESPP Shares	271,084	—	740	—	—	—	740
Stock-based compensation	—	—	11,958	—	—	—	11,958
Exercise of pre-funded warrants	20,965,747	21	—	—	—	—	21
Exercise of warrants	5,850,747	6	8,428	—	—	—	8,434
Other comprehensive gain	—	—	—	—	—	2	2
Net loss	—	—	—	(209,248)	—	—	(209,248)
Balance December 31, 2023	118,210,315	$118	$1,149,170	$(1,549,284)	$(54,998)	$—	$(454,994)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(209,248)	$(233,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	164	500
Amortization of premiums and discounts on investments	(412)	279
Amortization of discount and issuance costs on convertible notes	1,697	1,621
Non-cash interest expense related to the revenue interest liability	46,679	44,590
Stock-based compensation expense	11,958	15,215
Changes in assets and liabilities:
Accounts receivable	(14,765)	(10,795)
Prepaids and other assets	6,192	1,419
Deferred revenue	21,895	(2,810)
Inventories	(30,422)	(807)
Accounts payable	8,678	5,603
Other accrued liabilities	22,097	4,017
Net cash used in operating activities	(135,487)	(174,827)
Investing activities
Purchases of investments	—	(59,897)
Proceeds from sales/maturities of investments	42,500	68,001
Net cash provided by investing activities	42,500	8,104
Financing activities
Proceeds from issuance of common stock and warrants from offering, net of issuance costs	52,428	—
Proceeds from issuance of common stock from ATM Program, net of issuance costs	4,448	90,849
Proceeds from exercise of warrants	9,069	—
Proceeds from exercise of pre-funded warrants	21	—
Payments on revenue interest liability	(15,506)	(8,024)
Repayment of principal on revenue interest liability	—	(50,000)
Payment for other issuance costs	—	(219)
Net cash provided by financing activities	50,460	32,606
Net decrease in cash, cash equivalents and restricted cash	(42,527)	(134,117)
Cash, cash equivalents and restricted cash at beginning of period	124,775	258,892
Cash and cash equivalents at end of period	$82,248	$124,775
Supplemental disclosure of cash flow information:
Issuance costs not yet paid	$635	$1
Non-cash right of use asset	115	5
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Notes to Financial Statements

1.  The Company and Basis of Presentation
Esperion Therapeutics, Inc. ("the Company”) is a pharmaceutical company currently focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low density lipoprotein cholesterol ("LDL-C"). Through commercial execution and completion of the CLEAR Outcomes trial as well as advancing the Company's pre-clinical pipeline, the Company continues to evolve into a differentiated, global biotech. The Esperion team of experts are dedicated to lowering LDL-cholesterol through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. The Company's first two products were approved by the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. NEXLETOL® (bempedoic acid) and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines for the treatment of primary hyperlipidemia in adults with heterozygous familial hypercholesterolemia ("HeFH") or atherosclerotic cardiovascular disease ("ASCVD"), who require additional lowering of LDL-C.

The Company completed a global cardiovascular outcomes trial ("CVOT"), —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen ("CLEAR") Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in patients who are statin averse and who have cardiovascular disease ("CVD") or are at high risk for CVD. The Company initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with nearly 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events ("MACE") (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. On December 7, 2022, the Company announced that the study had met its primary endpoint.
On March 4, 2023, the Company announced the full results from the CLEAR Outcomes trial. The study showed that bempedoic acid demonstrated significant cardiovascular risk reductions and significantly reduced the risk of heart attack and coronary revascularization as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active and placebo treatment groups. Bempedoic acid, contained in NEXLETOL (bempedoic acid) tablets and NEXLIZET (bempedoic acid and ezetimibe) tablets, became the first LDL-C lowering therapy since statins to demonstrate the ability to lower hard ischemic events, not only in those with ASCVD but also in the large number of primary prevention patients for whom limited therapies exist.
On March 19, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”), 12,205,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of Common Stock (the “Pre-Funded Warrants”) in lieu of shares of Common Stock, and warrants to purchase up to 33,170,747 shares of Common Stock (the “Warrants”). The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The purchase price of each Pre-Funded Warrant and the accompanying Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Purchase Agreement contains customary representations, warranties, covenants and indemnification rights and obligations of the Company and the Purchasers. The Registered Direct Offering closed on March 22, 2023. In connection with the Registered Direct Offering, the Company amended, pursuant to Warrant Amendment Agreements (the “Warrant Amendment Agreements”), certain existing warrants to purchase up to an aggregate of 9,024,212 shares of the Company's common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Registered Direct Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Registered Direct Offering, for additional consideration of $0.125 per amended warrant. The Company received gross proceeds of approximately $55.5 million from the Registered Direct Offering, before deducting placement agent fees and related offering expenses. The net proceeds to the Company from the Registered Direct Offering, after deducting the placement agent fees and expenses and the Company’s estimated offering expenses, are approximately $51.3 million. In addition, the Company received approximately $1.2 million as the gross consideration in connection with the Warrant Amendment Agreements. The net proceeds of the Warrant Amendment Agreements after deducting placement fees were approximately $1.1 million. Refer to Note 12 "Stockholders' Deficit" for further information.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
1.  The Company and Basis of Presentation (Continued)

On June 1, 2023, the Company announced that it submitted Supplemental New Drug Applications ("sNDAs") to the FDA seeking to add the use of both NEXLETOL and NEXLIZET for cardiovascular risk reduction and also seeking to remove the statin limitation in the LDL-C indication. Subsequently, the FDA accepted the sNDAs with an anticipated Prescription Drug User Fee Act date, or target action date, of March 31, 2024. On June 28, 2023, the Company announced that the application was filed for a Type II(a) variation with the EMA for the Company’s oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The Company anticipates EMA approval in the second quarter of 2024.
On January 2, 2024, the Company entered into a settlement agreement with Daiichi Sankyo Europe GmbH ("DSE") to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York ("Settlement Agreement"). Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company's oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed. Refer to Note 3 "Collaborations with Third Parties," Note 5 "Commitments and Contingencies," and Note 18 "Subsequent Events" for further information.
On January 18, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Jefferies LLC (“Jefferies”), as representative of several underwriters (the “Underwriters”), related to an underwritten public offering (the “January 2024 Offering”) of 56,700,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”), at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of Common Stock, at the public offering price. On January 19, 2024, Jefferies gave notice to the Company of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the offering proceeds to the Company were approximately $90.8 million, after deducting the underwriting discount and estimated offering expenses. The January 2024 Offering closed on January 23, 2024.
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
The Company has sustained annual operating losses since inception and expects such losses to continue over the foreseeable future. While management believes current cash resources, including the cash received in January 2024 as disclosed in Note 18 "Subsequent Events," and future cash received from the Company's net product sales and collaboration agreements with DSE, Otsuka Pharmaceutical Co., Ltd ("Otsuka"), and Daiichi Sankyo Co. Ltd ("DS"), entered into on January 2, 2019, April 17, 2020 and April 26, 2021, respectively, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.
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
Restricted Cash
Restricted cash consists of legally restricted amounts held by financial institutions pursuant to contractual arrangements. Pursuant to the Amendment and Waiver (as defined below), in 2021 the Company deposited $50.0 million in a deposit account that was subject to a block account control agreement. Oberland had the sole control over the funds deposited in the account and such funds could be withdrawn only with the consent of Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital LLC. On November 23, 2022, pursuant to the Waiver and Amendment No. 3, the Company agreed to make a one-time partial call payment with regards to the Revenue Interests, as defined in the Revenue Interest Purchase Agreement ("RIPA"), in the amount of $50.0 million, the full amount that was subject to the block account control agreement. Refer to Note 10 "Liability Related to the Revenue Interest Purchase Agreement" for further information on the Amendment and Waiver.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries and benefits, stock-based compensation, and costs of programs necessary for the general conduct of the Company's business, including costs associated with the commercialization of NEXLETOL and NEXLIZET in the U.S. Selling, general and administrative expenses are expensed as costs are incurred, services are performed, or goods are delivered. The Company incurred advertising costs of $15.6 million and $11.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Concentration of Credit Risk
Cash, cash equivalents, and investments consist of financial instruments that potentially subject the Company to concentrations of credit risk. The Company has established guidelines for investment of its excess cash and believes the guidelines maintain safety and liquidity through diversification of counterparties and maturities. The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of December 31, 2023, eleven customers accounted for all of the Company's net trade receivables and as of December 31, 2022 eleven customers accounted for all the Company's net trade receivables. As of December 31, 2023, three customers hold approximately 96% of the Company's trade receivables associated with net product sales and accounted for approximately 95% of gross sales of NEXLETOL and NEXLIZET in 2023.

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
Fair Value of Financial Instruments
The Company’s cash, cash equivalents, and investments are carried at fair value. Financial instruments, including accounts receivable, other prepaid and current assets, accounts payable and accrued liabilities are carried at cost, which approximates fair value. Debt is carried at amortized cost, which approximates fair value.
Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and right-of-use operating lease assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2023.
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
Convertible Notes
The convertible notes are reported as a single liability at their amortized costs on the balance sheets, net of unamortized issuance costs. Issuance costs are amortized to interest expense over the life of the convertible debt. The Company uses the if-converted method when calculating diluted earnings per share.

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
b.Product Sales, Net
On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $78.3 million and $55.9 million for the years ended December 31, 2023 and December 31, 2022, respectively.
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
Liabilities for co-pay assistance, expected product returns, rebates, and distributor fees are classified as “Accrued variable consideration" in the balance sheets. Discounts, such as prompt pay discounts, and chargebacks are recorded as a reduction to trade accounts receivable in the balance sheets.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
2.  Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures. This standard requires an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for the Company in 2025 for annual reporting and in 2026 for interim reporting, with early adoption permitted beginning in 2024, and is required to be applied using the full retrospective method of transition. The Company is evaluating the timing and effects of adoption of this ASU on the Company’s segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

The Company does not expect adoption of any remaining recently issued accounting pronouncements to have a material impact on the financial statements.
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
On January 2, 2024, the Company entered into a Settlement Agreement with DSE to amicably resolve and dismiss their commercial dispute in the Southern District of New York. Under the Settlement Agreement, DSE has agreed to pay the Company an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company’s oral non-statin products marketed as NILEMDO (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in Europe. The DSE Amendment grants DSE the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DSE Territory. Further, after a transition period, DSE will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DSE Territory. As of January 2, 2024, DSE shall have sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI. Pursuant to the DSE Amendment, the Company is entitled to receive one-time cash payments of up to $300 million upon the achievement of certain commercial

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
3. Collaborations with Third Parties (Continued)
milestones related to total net sales achievements in the DSE Territory. The Company is also entitled to receive tiered 15% to 25% royalties on net DSE Territory sales.
Collaboration Revenue
During the years ended December 31, 2023 and December 31, 2022, the Company recognized collaboration revenue of $37.2 million and $18.2 million, respectively, related to royalty revenue from DSE as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
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
Collaboration Revenue
During the years ended December 31, 2023, and December 31, 2022, the Company recognized collaboration revenue of $0.1 million and $0.6 million, respectively, related to sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka.
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
Pursuant to the Settlement Agreement, on January 2, 2024, the Company entered a 1st Amendment (the “DS Amendment”) to the License and Collaboration Agreement with DS. The DS Amendment grants DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DS Territory. Further, after a transition period, DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DS Territory.
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the DS Agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the DS Agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. During the years ended December 31, 2023 and December 31, 2022, the Company recognized $0.7 million and $0.8 million, respectively, of collaboration revenue related to the ongoing regulatory and development activities.

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

Other Agreements
In December 2020, the Company entered into a licensing agreement with Serometrix to in-license a series of early stage compounds known as scaffolds related to its oral, small molecule PCSK9 inhibitor program. The agreement allowed the Company use of the PCSK9 compounds, which were patented by Serometrix prior to the licensing agreement, to perform further research and development with the goal of developing a small molecule oral PCSK9 inhibitor that can be taken as a tablet. On July 6, 2023, the Company provided notice to Serometrix of its intent to terminate the licensing agreement between the Company and Serometrix dated December 3, 2020. The agreement terminated as of August 5, 2023. The Company expects to continue to advance its internal pipeline assets, including next-generation ACLY inhibitors.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)
4. Inventories, net
Inventories, net consist of the following:

	December 31,
	2023	2022
	(in thousands)
Raw materials	$61,890	$26,558
Work in process	1,728	6,548
Finished goods	2,005	2,095
	$65,623	$35,201

5.  Commitments and Contingencies
Legal Proceedings

On March 27, 2023, the Company filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the results of the CLEAR Outcomes CVOT. On May 4, 2023, the Company filed an amended complaint against DSE in the Southern District of New York seeking a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to the Company upon applicable regulatory approval. On June 20, 2023, DSE filed a response to the amended complaint.
On January 2, 2024, the Company entered into a settlement agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York, or the Settlement Agreement. Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company's oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed.
Pursuant to the Settlement Agreement, also on January 2, 2024, the Company entered into a 3rd Amendment to the License and Collaboration Agreement dated January 2, 2019 with DSE, and a 1st Amendment to the License and Collaboration Agreement dated April 26, 2021 with DS. Each of these amendments grant each of DSE and DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in their existing respective territories of the European Economic Area, UK, Switzerland and Turkey (the “DSE Territory”) and South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (the “DS Territory”). Further, after a transition period, DSE and DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for, respectively, the DSE Territory and DS Territory. As of January 2, 2024, DSE shall have sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

6.  Property and Equipment, net
Property and equipment, net, consist of the following:

	December 31,
	2023	2022
	(in thousands)
Computer equipment	$249	$278
Software	968	968
Furniture, fixtures and other	606	1,170
Leasehold improvements	189	299
Subtotal	2,012	2,715
Less accumulated depreciation and amortization	2,012	2,551
Property and equipment, net	$—	$164
Depreciation expense was $0.2 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.
7.  Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$10,769	$9,053
Accrued legal fees	9,202	186
Accrued professional fees	2,712	2,361
Accrued interest on convertible notes	1,325	1,325
Accrued other	990	279
Total other accrued liabilities	$24,998	$13,204

8.  Investments
The following table summarizes the Company’s cash equivalents and investments:

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$68,445	$—	$—	$68,445
Certificates of deposit	402	—	—	402
Total	$68,847	$—	$—	$68,847

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
8. Investments (Continued)

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$105,078	$—	$—	$105,078
U.S. treasury notes	4,994	1	—	4,995
Certificates of deposit	401	—	—	401
Short-term investments:
U.S. treasury notes	42,089	2	(5)	42,086
Total	$152,562	$3	$(5)	$152,560
During the years ended December 31, 2023 and 2022, other income, net in the statements of operations includes interest income on available-for-sale investments of $4.4 million and $2.4 million, respectively. Other income, net in the statements of operations includes amortization of premiums and discounts on investments of $0.4 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the years ended December 31, 2023 and 2022.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
9.  Fair Value Measurements (Continued)

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3

December 31, 2023
Assets:
Money market funds	$68,445	$68,445	$—	$—
Certificates of deposit	402	402	—	—
Total assets at fair value	$68,847	$68,847	$—	$—
December 31, 2022
Assets:
Money market funds	$105,078	$105,078	$—	$—
Certificates of deposit	401	401	—	—
U.S. treasury notes	47,081	47,081	—	—
Total assets at fair value	$152,560	$152,560	$—	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2023 or December 31, 2022.
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
In connection with the arrangement, as of December 31, 2023, the Company has recorded a liability, referred to as the “Revenue interest liability” on the balance sheet, of $274.8 million, net of $0.2 million of capitalized issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. The total redemption amount is equal to 225% of the Cumulative Purchaser Payments, or $400 million. At December 31, 2023, the remaining redemption amount is $372.6 million. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
A significant increase or decrease in future net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $46.7 million and $44.6 million in interest expense related to this arrangement for the years ended December 31, 2023 and 2022, respectively.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 225% of the Cumulative Purchaser Payments. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual net sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. In 2025, the percent of net revenue paid to Oberland could reset to a higher amount if certain revenue milestones are not met. This could result in substantially higher payments starting in 2025. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $34.8 million in the next twelve months.
The effective annual imputed interest rate is 17.6% as of December 31, 2023. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
10.  Liability Related to the Revenue Interest Purchase Agreement (Continued)

The following table summarizes the revenue interest liability activity during the years ended December 31, 2023 and 2022:

(in thousands)
Revenue interest liability at December 31, 2021	$257,039
Repayment upon execution of Amendment No. 3	(50,000)
Interest expense recognized	44,590
Revenue interest payments	(8,024)
Revenue interest liability at December 31, 2022	$243,605
Interest expense recognized	46,679
Revenue interest payments	(15,506)
Revenue interest liability at December 31, 2023	$274,778

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
As of December 31, 2023, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $3.4 million, for a net carrying amount of $261.6 million. As of December 31, 2022, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $5.1 million, for a net carrying amount of $259.9 million.

The Company recorded $12.3 million and $12.2 million of interest expense during the years ended December 31, 2023 and 2022, respectively, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.

As of December 31, 2023, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $155.9 million as of December 31, 2023 and $145.9 million as of December 31, 2022. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of December 31, 2023, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.

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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
11.  Convertible Notes (Continued)
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of December 31, 2023, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the Convertible Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of December 31, 2023, 448,698 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

12. Stockholders' Deficit

ATM Offering

On April 15, 2022, the Company filed a new registration statement on Form S-3 to replace its prior automatically effective registration statement on Form S-3ASR filed on August 3, 2021, which registered the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings (the “New ATM Program”). On February 21, 2023, the Company terminated the Open Market Sales Agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of shares of the Company's common stock from time to time in “at-the-market” offerings (the "2023 ATM Program"), pursuant to its existing Form S-3 and the prospectus supplement to be filed on February 21, 2023. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of the Company's common stock and general market conditions. During the year ended December 31, 2022, the Company issued 13,043,797 shares of common stock resulting in net proceeds of approximately $90.8 million after deducting $3.1 million of underwriting discounts and commissions and other expenses, pursuant to the New ATM Program. During the year ended December 31, 2023, the Company issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program.

Warrants

In connection with an underwriting agreement with H.C. Wainwright & Co., LLC ("Wainwright") on December 2, 2021, the Company issued warrants to purchase 36,964,286 shares of common stock at an exercise price of $9.00 and an expiration date of December 7, 2023. The warrants were recorded at fair value of $61.9 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the common shares issued with the December 2021 Offering and the warrants. On December 7, 2023, 27,940,074 of these warrants expired. The remaining 9,024,212 warrants were amended as described below.

Registered Direct Offering and Warrant Amendment

On March 19, 2023, the Company entered into a Purchase Agreement with the Purchasers pursuant to which the Company agreed to issue and sell, in a Registered Direct Offering, 12,205,000 shares of its Common Stock, par value $0.001 per share, Pre-Funded Warrants to purchase up to an aggregate of 20,965,747 shares of Common Stock in lieu of shares of Common Stock, and Warrants to purchase up to 33,170,747 shares of Common Stock. The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The Warrants expire on September 22, 2026 and have an

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12.  Stockholders' Deficit (Continued)
exercise price of $1.55. The purchase price of each Pre-Funded Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Purchase Agreement contains customary representations, warranties, covenants and indemnification rights and obligations of the Company and the Purchasers. The Registered Direct Offering closed on March 22, 2023. The warrants and pre-funded warrants were recorded at fair value of $22.8 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the common shares issued with the Registered Direct Offering and the warrants and pre-funded warrants. The Company estimated the fair value of the warrants using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of the common stock underlying the warrant. The Company estimates the volatility based on its historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury daily rate for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to its remaining contractual term. The Company estimated the fair value of the pre-funded warrants based on the market price of the Company's common stock at issuance.

In connection with the Registered Direct Offering, the Company amended, pursuant to Warrant Amendment Agreements certain existing warrants to purchase up to an aggregate of 9,024,212 shares of the Company's common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Registered Direct Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Registered Direct Offering, or September 22, 2026, for additional consideration of $0.125 per amended warrant. Based on the change in the fair value of the amended warrants, the Company recorded issuance costs to additional paid-in capital of $2.9 million.

The Company received gross proceeds of approximately $55.5 million from the Registered Direct Offering, before deducting placement agent fees and related offering expenses. The net proceeds to the Company from the Registered Direct Offering, after deducting the placement agent fees and expenses and the Company’s estimated offering expenses of $4.2 million, were approximately $51.3 million. In addition, the Company received approximately $1.2 million as the gross consideration in connection with the Warrant Amendment Agreements. The net proceeds of the Warrant Amendment Agreements after deducting placement fees of $0.1 million were approximately $1.1 million.

During the year ended December 31, 2023, 20,965,747 shares of pre-funded warrants were exercised and 5,850,747 shares of warrants were exercised. As of December 31, 2023, no pre-funded warrants were outstanding. The following table summarizes the warrants outstanding for the Company as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022	Weighted average exercise price
Warrants outstanding from 2021 agreement, expiring December 7, 2023	—	36,964,286	$9.00
Warrants outstanding from Warrant Amendment Agreements, expiring September 22, 2026	9,024,212	—	$1.55
Warrants outstanding from Purchase Agreement, expiring September 22, 2026	27,320,000	—	$1.55
Total warrants outstanding	36,344,212	36,964,286

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

Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. During the years ended December 31, 2023 and 2022, the Company recognized $0.3 million and $0.4 million of stock compensation expense related to the ESPP, respectively. As of December 31, 2023, there have been 610,506 shares issued and 214,494 shares reserved for future issuance under the ESPP. The Company paused the ESPP effective as of September 1, 2023, such that the offering period which would otherwise have begun on September 1, 2023 did not commence. The administrator will determine the next offering period, pursuant to the ESPP.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

Under the 2022 Plan, 2017 Plan, and 2013 Plan the vesting of options granted or restricted awards given will be determined individually with each option grant. Generally, 25% of the granted amount will vest upon the first anniversary of the option grant with the remainder vesting ratably on the first day of each calendar quarter for the following three years. Stock options have a 10-year life and expire if not exercised within that period, or if not exercised within 90 days of cessation of providing service to the Company.
Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the year ended December 31, 2023:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	3,842,737	$27.75	4.86	$1,658
Granted	1,550,200	$3.53
Forfeited or cancelled (vested and unvested)	(1,706,746)	$35.69
Outstanding at December 31, 2023	3,686,191	$13.88	7.47	$584
Vested and expected to vest at December 31, 2023	3,686,191	$13.88	7.47	$584
Exercisable at December 31, 2023	1,706,622	$23.99	5.84	$20

No stock options were exercised during the years ended December 31, 2023 or December 31, 2022.
The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees during each of the two years ending December 31, 2023, using the Black-Scholes option-pricing model:

	Year ended
	December 31,
	2023	2022
Risk-free interest rate	3.83%	2.26%
Dividend yield	—	—
Weighted-average expected life of options (years)	6.17	6.16
Volatility	79%	81%
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
The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2023 and 2022, were $2.51 and $3.38, respectively. During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense related to stock options of $3.8 million and $5.6 million, including $0.2 million and $0.6 million that was capitalized into inventory, respectively.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

As of December 31, 2023, there was approximately $6.7 million of unrecognized compensation cost related to unvested options, which will be recognized over a weighted-average period of approximately 2.3 years.
Restricted Stock Units
The following table summarizes the activity relating to the Company’s RSUs for the year ended December 31, 2023:

	Number of	Weighted-Average
	RSUs	Fair Value Per Share

Outstanding and unvested at December 31, 2022	1,768,185	$8.80
Granted	2,456,485	$3.22
Forfeited or expired	(342,876)	$7.14
Vested	(833,906)	$8.07
Outstanding and unvested at December 31, 2023	3,047,888	$4.69
During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense related to RSUs of $6.6 million, including $0.4 million that was capitalized into inventory, and $6.6 million, including $0.7 million that was capitalized into inventory, respectively. As of December 31, 2023, there was approximately $13.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of approximately 2.5 years.
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
The following table summarizes the activity relating to the Company's PBRSUs for the year ended December 31, 2023:

	Numbers of	Weighted-Average
	PBRSU's	Fair Value Per Share
Outstanding and unvested at December 31, 2022	461,250	$9.50
Granted	—	$—
Forfeited	(100,250)	$11.50
Vested	(200,725)	$8.94
Outstanding and unvested at December 31, 2023	160,275	$8.94
Stock-based compensation related to the PBRSUs was approximately $0.4 million, including less than $0.1 million that was capitalized into inventory, for the year ended December 31, 2023. Stock-based compensation related to PBRSUs was approximately $1.8 million, including $0.2 million that was capitalized into inventory, for the year ended December 31, 2022. As of December 31, 2023, there was approximately $0.2 million of unrecognized stock-based compensation expense related to unvested PBRSUs, which will be recognized over a weighted-average period of approximately 0.2 years.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stock Compensation (Continued)

Performance-based stock options ("PBSOs")
In 2021, 2022, and 2023 the Company granted PBSOs from the 2013 Plan and the 2022 Plan, that vest upon various performance-based milestones as set forth in the individual grant agreements, such as achievement of predetermined clinical or regulatory outcomes. The actual number of units (if any) received under these awards will depend on continued employment and actual performance over the performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBSOs based on the expected performance period to achieve the performance milestone. The fair value of the PBSOs is based on the Black Scholes model as detailed in the stock option section above. The Company expects the performance criteria to be met. The weighted-average grant-date fair value of PBSOs granted during the years ended December 31, 2023 and December 31, 2022 was $1.14 and $4.36, respectively.
The following table summarizes the activity relating to the Company’s performance-based stock options for the year ended December 31, 2023:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	PBSOs	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	499,200	$6.73	9.32	$12
Granted	227,900	$1.62
Forfeited	(65,250)	$6.76
Outstanding at December 31, 2023	661,850	$4.97	8.63	$312
Vested and expected to vest at December 31, 2023	661,850	$4.97	8.63	$312
Exercisable at December 31, 2023	48,100	$8.94	5.87	$—
Stock-based compensation related to the PBSOs was approximately $0.9 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was approximately $0.5 million of unrecognized stock-based compensation expense related to unvested PBSOs, which will be recognized over a weighted-average period of approximately 0.2 years.
14.  Employee Benefit Plan
During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2023 and 2022, were $1.3 million and $0.7 million, respectively.
15. Leases
The Company has operating leases primarily related to the Company's principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office has a lease term of 5 years from November 1, 2023, and the automobile leases and IT equipment leases primarily have a term of 3 years. During the years ended December 31, 2023 and December 31, 2022, the Company recognized $1.0 million and $1.3 million, respectively, of operating lease costs, recognized on the statements of operations and comprehensive loss, and paid cash for the amounts included in the measurement of lease liabilities of $1.0 million and $1.2 million, respectively, which were included in operating cash flows on the statements of cash flows. At December 31, 2023 and December 31, 2022, the weighted-average remaining lease term of operating leases was 2.9 years and 4.7 years, respectively, and the weighted average discount rate was 7.5% and 7.7%, respectively. There was $4.5 million and $0.6 million in right-of-use assets obtained in exchange for lease obligations for the twelve months ended

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

14.  Leases (Continued)
December 31, 2023 and December 31, 2022, respectively. The Company had 45 additional operating and finance leases that had not yet commenced as of December 31, 2023, mainly associated with increased headcount for the Company's sales force.
The following table summarizes the Company's future maturities of operating lease liabilities as of December 31, 2023:

(in thousands)
2024	$1,838
2025	1,811
2026	1,140
2027	169
2028	144
Total lease payments	5,102
Less imputed interest	(529)
Total	$4,573
The following table summarizes supplemental balance sheet information related to leases as of December 31, 2023:

Operating Leases	(in thousands)
Total right of use operating lease assets	$4,675

Operating lease liabilities (short-term)	$(1,553)
Operating lease liabilities (long-term)	(3,020)
Total lease obligations under operating leases	$(4,573)
16.  Income Taxes
There was no provision for income taxes for the years ended December 31, 2023 and 2022 because the Company has incurred operating losses since inception. At December 31, 2023, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.
As of December 31, 2023 and 2022, the Company had net deferred tax assets, before valuation allowance, of approximately $395.6 million and $352.1 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2023 and 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,027.5 million and $950.8 million, respectively. Of the total federal NOL carryforwards, $347.4 million will expire at various dates beginning in 2028, if not utilized; the remaining federal NOLs do not expire. As of December 31, 2023 and 2022, the Company had state NOL carryforwards of approximately $696.1 million and $698.4 million, respectively. In 2022, state NOL carryforwards began to expire as they were not able to be fully utilized. State NOL carryforwards will continue to expire in 2023 onward at various dates, if not utilized.

The Company has research and developmental tax credits of $21.0 million. The tax credit carryforwards will expire beginning in 2031, if not utilized.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2017.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
16. Income Taxes (Continued)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022
Federal income tax (benefit) at statutory rate	(21.0)%	(21.0)%
Change in state tax rate	0.2%	(0.5)%
Permanent items	0.2%	0.1%
Prior period adjustments	0.9%	(3.6)%
Change in valuation allowance	19.7%	25.0%
Effective income tax rate	0.0%	0.0%
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. If the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, a Section 382 ownership change could be deemed to have occurred. If a Section 382 change occurs, the Company’s future utilization of the net operating loss carryforwards and credits as of the ownership change will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Some of the U.S. Federal and State net operating loss and credit carryforwards are subject to annual limitations due to ownership changes. The annual limitation may result in the expiration of net operating losses or credit carryforwards before utilization. The Company experienced an ownership change in 2017, 2021 and 2023.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2023, the Company had accrued $2.1 million for unrecognized income tax benefits and related interest and penalties against credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect this amount to change in the next twelve months. At December 31, 2023, all of the amount of unrecognized tax benefits, if recognized, would result in a deferred tax asset and corresponding increase in the entity’s valuation allowance. Such unrecognized tax benefit would not affect the effective rate if recognized.

	December 31,
	2023	2022
	(in thousands)
Balance at January 1	$2,099	$2,099
Reductions for tax positions of prior year	—	—
Balance at December 31	2,099	2,099

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
16. Income Taxes (Continued)

Significant components of the Company’s deferred tax assets are summarized in the table below:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$258,836	$242,584
Equity compensation	25,413	26,243
Capitalized research and development	37,998	26,480
R&D tax credits, net of reserves	18,887	18,887
Disallowed interest	43,239	29,979
Temporary differences	12,362	8,340
Total deferred tax assets	396,735	352,513
Deferred tax liabilities:
Other	(1,154)	(400)
Total deferred tax liabilities	(1,154)	(400)
Valuation allowance	(395,581)	(352,113)
Net deferred tax assets	$—	$—
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
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31, 2023	December 31, 2022
Common shares under option	3,686,191	3,842,737
Unvested RSUs	3,047,888	1,768,185
Shares issuable related to the ESPP	—	27,558
Unvested PBRSUs	160,275	461,250
Common shares under PBSOs	661,850	499,200
Shares issuable upon conversion of convertible notes	8,007,010	8,007,010
Warrants for common stock	36,344,212	36,964,286
Total potential dilutive shares	51,907,426	51,570,226

18. Subsequent Events
As discussed in Note 5 "Commitments and Contingencies," on March 27, 2023, the Company filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the results of the CLEAR Outcomes CVOT. On May

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

18. Subsequent Events (Continued)
4, 2023, the Company filed an amended complaint against DSE in the Southern District of New York seeking a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300 million milestone payment to the Company upon applicable regulatory approval. On June 20, 2023, DSE filed a response to the amended complaint. On January 2, 2024, the Company entered into a settlement agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York, or the Settlement Agreement. Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company's oral non-statin products marketed as NILEMDO (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed.
Pursuant to the Settlement Agreement, also on January 2, 2024, the Company entered into a 3rd Amendment to the License and Collaboration Agreement dated January 2, 2019 with DSE, and a 1st Amendment to the License and Collaboration Agreement dated April 26, 2021 with DS. Each of these amendments grant each of DSE and DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in their existing respective territories of the European Economic Area, UK, Switzerland and Turkey (the “DSE Territory”) and South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (the “DS Territory”). Further, after a transition period, DSE and DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for, respectively, the DSE Territory and DS Territory. As of January 2, 2024, DSE shall have sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

On January 18, 2024, the Company entered into an Underwriting Agreement with Jefferies, as representative of several Underwriters, related to an underwritten public offering (the “January 2024 Offering”) of 56,700,000 shares of Common Stock of the Company, par value $0.001 per share, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of Common Stock, at the public offering price. On January 19, 2024, Jefferies gave notice to the Company of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the offering proceeds to the Company were approximately $90.8 million, after deducting the underwriting discount and estimated offering expenses. The January 2024 Offering closed on January 23, 2024.