Form 10-Q
period 2024-03-31
Esperion Therapeutics, Inc.
filed 2024-05-07
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 1, 2024, there were 189,460,293 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Esperion Therapeutics, Inc.

From time to time, we may use our website, our X (formerly Twitter) account (@EsperionInc) or our LinkedIn profile at www.linkedin.com/company/esperion-therapeutics to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors & Media section of our website, available at www.esperion.com. Investors are encouraged to review the Investors & Media section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our LinkedIn page is not incorporated into, and does not form a part of, this Quarterly Report on Form 10-Q.

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. This Quarterly Report on Form 10-Q may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Quarterly Report on Form 10-Q is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ® and ™ symbols, but the omission of such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$226,609	$82,248
Accounts receivable	54,612	48,494
Prepaid clinical development costs	—	193
Inventories, net	73,095	65,623
Other prepaid and current assets	11,290	4,507
Total current assets	365,606	201,065

Property and equipment, net	268	—
Right of use operating lease assets	7,130	4,675
Intangible assets	56	56
Total assets	$373,060	$205,796

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,433	$31,718
Accrued clinical development costs	3,046	3,441
Accrued variable consideration	34,518	34,284
Other accrued liabilities	23,140	24,998
Revenue interest liability	43,486	34,828
Deferred revenue from collaborations	29,350	25,402
Operating lease liabilities	2,539	1,553
Total current liabilities	164,512	156,224

Convertible notes, net of issuance costs	262,033	261,596
Revenue interest liability	236,397	239,950
Operating lease liabilities	4,416	3,020
Total liabilities	667,358	660,790
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized as of March 31, 2024 and 480,000,000 shares authorized as of December 31, 2023; 189,849,296 shares issued at March 31, 2024 and 120,204,513 shares issued at December 31, 2023	188	118
Additional paid-in capital	1,248,774	1,149,170
Treasury stock, at cost; 1,994,198 shares at March 31, 2024 and December 31, 2023	(54,998)	(54,998)
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(1,488,262)	(1,549,284)
Total stockholders’ deficit	(294,298)	(454,994)
Total liabilities and stockholders’ deficit	$373,060	$205,796
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product sales, net	$24,756	$17,031
Collaboration revenue	112,979	7,298
Total Revenues	137,735	24,329

Operating expenses:
Cost of goods sold	10,075	11,652
Research and development	13,403	31,381
Selling, general and administrative	41,988	29,901
Total operating expenses	65,466	72,934

Income (loss) from operations	72,269	(48,605)

Interest expense	(14,024)	(14,387)
Other income, net	2,777	1,273
Net income (loss)	$61,022	$(61,719)

Net income (loss) per common share - basic	$0.36	$(0.79)
Net income (loss) per common share - diluted	$0.34	$(0.79)

Weighted-average shares outstanding - basic	169,258,564	78,440,266
Weighted-average shares outstanding - diluted	189,641,251	78,440,266

Other comprehensive income (loss):
Unrealized gain on investments	$—	$1
Comprehensive income (loss)	$61,022	$(61,718)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2022	74,570,198	$75	$1,071,183	$(1,340,036)	$(2)	$(54,998)	$(323,778)
Vesting of restricted stock units and performance-based restricted stock units	372,117	—	—	—	—	—	—
Vesting of ESPP shares	95,654	—	502	—	—	—	502
Stock-based compensation	—	—	2,903	—	—	—	2,903
Issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	12,205,000	12	52,416	—	—	—	52,428
Other comprehensive gain	—	—	—	—	1	—	1
Net loss	—	—	—	(61,719)	—	—	(61,719)
Balance at March 31, 2023	87,242,969	$87	$1,127,004	$(1,401,755)	$(1)	$(54,998)	$(329,663)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2023	118,210,315	$118	$1,149,170	$(1,549,284)	$—	$(54,998)	$(454,994)
Vesting of restricted stock units and performance-based restricted stock units	439,783	1	—	—	—	—	1
Stock-based compensation	—	—	3,235	—	—	—	3,235
Issuance of common stock from offering, net of issuance costs	65,205,000	65	90,607	—	—	—	90,672
Exercise of warrants	4,000,000	4	5,762	—	—	—	5,766
Other comprehensive gain	—	—	—	—	—	—	—
Net income	—	—	—	61,022	—	—	61,022
Balance at March 31, 2024	187,855,098	$188	$1,248,774	$(1,488,262)	$—	$(54,998)	$(294,298)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$61,022	$(61,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	81
Amortization of premiums and discounts on investments	—	(339)
Amortization of debt issuance costs	437	417
Non-cash interest expense related to the revenue interest liability	10,937	11,320
Stock-based compensation expense	3,235	2,903
Changes in assets and liabilities:
Accounts receivable	(6,118)	(2,686)
Prepaids and other assets	(6,590)	(1,608)
Deferred revenue	3,948	8,650
Inventories	(7,472)	(4,151)
Accounts payable	(3,450)	(5,975)
Other accrued liabilities	(2,121)	(1,249)
Net cash provided by (used in) operating activities	53,828	(54,356)

Investing activities
Proceeds from sales/maturities of investments	—	25,000
Purchase of property and equipment	(73)	—
Net cash (used in) provided by investing activities	(73)	25,000

Financing activities
Payments on revenue interest liability	(5,832)	(3,106)
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	—	52,598
Proceeds from issuance of common stock, net of issuance costs	90,672	—
Proceeds from exercise of warrants, net of issuance costs	5,766	—
Net cash provided by financing activities	90,606	49,492

Net increase in cash and cash equivalents	144,361	20,136
Cash and cash equivalents at beginning of period	82,248	124,775
Cash and cash equivalents at end of period	$226,609	$144,911
Supplemental disclosure of cash flow information:
Common stock issuance costs not yet paid	$—	$170
Purchase of property and equipment not yet paid	195	—
Non cash right of use asset	72	1
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
1. The Company and Basis of Presentation
Esperion Therapeutics, Inc. ("the Company” or "Esperion") is a pharmaceutical company currently focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low density lipoprotein cholesterol ("LDL-C"). Through commercial execution and advancing the Company's pre-clinical pipeline, the Company continues to evolve into a differentiated, global biotech. The Esperion team of experts are dedicated to lowering LDL-cholesterol and cardiovascular risk through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. The Company's first two products were approved by the U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. The FDA approved expanded indications for NEXLETOL® (bempedoic acid) and NEXLIZET® (bempedoic acid and ezetimibe) tablets in March 2024. NEXLETOL and NEXLIZET are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established cardiovascular disease ("CVD"), or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia.

The Company completed a global cardiovascular outcomes trial ("CVOT"), —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen ("CLEAR") Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in patients who are statin averse and who have CVD or are at high risk for CVD. The Company initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with nearly 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events ("MACE") (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. The study showed that bempedoic acid demonstrated significant cardiovascular risk reductions and significantly reduced the risk of heart attack and coronary revascularization as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active and placebo treatment groups. Bempedoic acid, contained in NEXLETOL (bempedoic acid) tablets and NEXLIZET (bempedoic acid and ezetimibe) tablets, became the first LDL-C lowering therapy since statins proven to lower hard ischemic events, not only in those with atherosclerotic cardiovascular disease ("ASCVD") but also in the large number of primary prevention patients for whom limited therapies exist.
On January 2, 2024, the Company entered into a settlement agreement with Daiichi Sankyo Europe GmbH ("DSE") to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York ("Settlement Agreement"). Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company's oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed. Refer to Note 3 "Collaborations with Third Parties" and Note 5 "Commitments and Contingencies" for further information.
On January 18, 2024, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with Jefferies LLC ("Jefferies"), as representative of several underwriters (the "Underwriters"), related to an underwritten public offering (the "January 2024 Offering") of 56,700,000 shares of Common Stock of the Company, par value $0.001 per share, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of Common Stock, at the public offering price. On January 19, 2024, Jefferies gave notice to the Company of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January Offering closed on January 23, 2024, with proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and estimated offering expenses of $7.1 million.
On March 22, 2024, the Company announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin, and are now the only LDL-C lowering non-statin drugs indicated for primary prevention patients. The Company’s pending label expansions in Europe remain on track, with a positive opinion received from the Committee for Medicinal Products for Human Use (“CHMP”) on March 21, 2024. The Company anticipates a final determination by the European Medicines Agency in the second quarter of 2024.

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
Basis of Presentation
The accompanying condensed interim financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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

Concentration of Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of March 31, 2024 and December 31, 2023, eleven customers accounted for all of the Company's net trade receivables. As of March 31, 2024 and December 31, 2023, three customers hold approximately 99% and 96% of the Company's trade receivables associated with net product sales, respectively. In the three months ended March 31, 2024 and 2023, three customers accounted for approximately 99% and 99% of gross sales of NEXLETOL and NEXLIZET, respectively.
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
b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. On March 22, 2024, the Company announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin. Net product sales totaled $24.8 million for the three months ended March 31, 2024, and $17.0 million for the three months ended March 31, 2023.
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
Recently Implemented Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are included within each reported measure of segment profit or loss and regularly reviewed by the chief operating decision maker ("CODM"), the title and position of the CODM, clarification regarding the CODM's use of multiple measures of a segment's profit or loss in assessing segment performance (this must include a measure that is consistent with the measurement principles under U.S. GAAP, but may also include additional measures of a segment's profit or loss), and a description of the composition of amounts within an "Other" segment line item. Further, ASU 2023-07 requires that all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 to be provided in interim periods. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 should be adopted retrospectively to all periods presented in the financial statements and early adoption is permitted. The Company is currently in the process of determining the impact the implementation of ASU 2023-07 will have on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosures to further disaggregate the effective tax rate reconciliation and income taxes paid. This update is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 should be adopted prospectively, but retrospective application is permitted. Further, early adoption is permitted. The Company is currently in the process of determining the impact the implementation of ASU 2023-09 will have on the Company’s financial statement disclosures.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
3. Collaborations with Third Parties
DSE Agreement Terms
On January 2, 2019, the Company entered into a license and collaboration agreement with DSE, which was further amended on June 18, 2020, and January 2, 2024 (as amended, the “DSE Agreement”). Pursuant to the DSE Agreement, the Company granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area, United Kingdom, Turkey, and Switzerland (collectively, the “DSE Territory”). DSE is responsible for commercialization in the DSE Territory. DSE's designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining regulatory approval for such products in Turkey. The Company remains responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory outside of Turkey.

Pursuant to the DSE Agreement, the Company received upfront cash of $150.0 million in 2019 and a $150.0 million cash milestone payment in 2020 following the completion of the NUSTENDI Marketing Authorisation Applications ("MAA"). The Company is responsible for supplying DSE with certain manufacturing supply of the API or bulk tablets. In addition, the Company is eligible to receive additional sales milestone payments related to total net sales achievements for DSE in the DSE Territory. Finally, the Company is entitled to receive tiered fifteen percent (15%) to twenty-five percent (25%) royalties on net DSE Territory sales.

The DSE Agreement calls for both parties to participate in a Joint Collaboration Committee (the “DSE JCC”). The DSE JCC is comprised of executive management from each company and the Company will lead in all aspects related to development and DSE will lead in all aspects related to commercialization in the DSE Territory.
On January 2, 2024, the Company entered into the Settlement Agreement with DSE to amicably resolve and dismiss their commercial dispute in the Southern District of New York. Under the Settlement Agreement, DSE has agreed to pay the Company an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company’s oral non-statin products marketed as NILEMDO (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in Europe. Pursuant to the Settlement Agreement, also on January 2, 2024, the Company entered into a 3rd Amendment (the “DSE Amendment”) to the License and Collaboration Agreement dated January 2, 2019 with DSE. The DSE Amendment grants DSE the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DSE Territory. Further, after a transition period, DSE will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DSE Territory. As of January 2, 2024, DSE has sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the Settlement Agreement was in the scope of ASC 606. The Company determined that significantly all the upfront payment of $100 million from the transaction price received under the Settlement Agreement qualified for revenue recognition as it related to settlement of performance obligations completed under the DSE Agreement, including: 1) the settlement of the disputed milestone, which relates to variable consideration for full satisfied performance obligations, and 2) the developmental rights for the triple combination pill. In the three months ended March 31, 2024, the Company recognized collaboration revenue of approximately $113.0 million made up of milestone from the Settlement Agreement, royalty revenue from DSE and sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE. In the three months ended March 31, 2023, the Company recognized collaboration revenue of approximately $7.1 million related to royalty revenue from DSE from the sales of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
All remaining future potential milestone amounts, including the $25 million payment based on the EMA decision on the application for NILEMDO and NUSTENDI, were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606 due to the fact that such amounts hinge on development activities, regulatory approvals and sales-based milestones. Additionally, the Company expects that any consideration related to sales-based milestones will be recognized when the subsequent sales occur.

Otsuka Agreement Terms
On April 17, 2020, the Company entered into a license and collaboration agreement (the "Otsuka Agreement") with Otsuka. Pursuant to the Otsuka Agreement, the Company granted Otsuka exclusive development and commercialization rights to NEXLETOL and NEXLIZET in Japan (the "Otsuka Territory"). Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan.
Pursuant to the Otsuka Agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The potential future milestone payments include up to $20.0 million upon first JNDA submissions in the Otsuka Territory, up to $70.0 million upon the first NHI Price Listing (as defined in the Otsuka Agreement) for NEXLETOL in the Otsuka Territory, and following Regulatory Approval and NHI Price Listing, up to $50.0 million upon the achievement of the primary major adverse cardiovascular events (“MACE”) endpoint in the CLEAR Outcomes study and the CV risk reduction rate in the U.S. label, depending on the range of relative risk reduction in the CLEAR Outcomes study. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company is entitled to receive tiered fifteen percent (15%) to thirty percent (30%) royalties on net sales in Japan.

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. In the three months ended March 31, 2024 and March 31, 2023, the Company did not have any collaboration revenue related to the Otsuka Agreement.
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
DS Agreement Terms
In April 2021, the Company entered into a license and collaboration agreement with Daiichi Sankyo Co. Ltd (the "DS Agreement"). Pursuant to the DS Agreement, the Company granted DS exclusive rights to develop and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (collectively, the "DS Territory"). The DS Agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. In addition, DS will fund all development costs associated with the program in the DS Territory. Pursuant to the DS Agreement, the consideration consists of a $30.0 million upfront cash payment that is non-refundable, non-reimbursable and non-creditable. The Company is also eligible to receive additional one-time payments of up to $175.0 million if certain commercial milestones are achieved by DS. Also, the Company is entitled to receive tiered royalties of five percent (5%) to twenty percent (20%) of net sales in the DS Territory.

Pursuant to the Settlement Agreement, on January 2, 2024, the Company entered into the 1st Amendment (the “DS Amendment”) to the License and Collaboration Agreement with DS. The DS Amendment grants DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DS Territory. Further, after a transition period, DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DS Territory.
Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. The Company did not have any collaboration revenue in three months ended March 31, 2024 aside from that discussed in the "DSE Agreement Terms" section above. The Company recognized $0.2 million of collaboration revenue related to the ongoing regulatory and development activities for the three months ended March 31, 2023.

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

4. Inventories, net
Inventories, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$67,116	$61,890
Work in process	3,563	1,728
Finished goods	2,416	2,005
	$73,095	$65,623
5. Commitments and Contingencies
DSE Litigation

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

On January 2, 2024, the Company entered into the Settlement Agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York. Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company's oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed. Refer to Note 3 “Collaborations with Third Parties” for further information.

ANDA Litigation

In March 2024, the Company received notices from nine pharmaceutical companies (each, a “NEXLETOL ANDA Filer”), that each company had filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval of a generic version of NEXLETOL. Subsequently, in April 2024, the Company received a notice from three pharmaceutical companies (each, a “NEXLIZET ANDA Filer” and together with the NEXLETOL ANDA Filers, each, an “ANDA Filer”) that each company had filed an ANDA with the FDA seeking approval of a generic version of NEXLIZET. The ANDAs each contained Paragraph IV certifications alleging that certain of the Company’s Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Company has 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLETOL or NEXLIZET, as applicable, new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. The Company is conducting its necessary due diligence and intends to file lawsuits within the 45-day period.

6. Investments
The following table summarizes the Company’s cash equivalents and short-term investments (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$195,088	$—	$—	$195,088
Certificates of deposit	402	—	—	402
Total	$195,490	$—	$—	$195,490

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$68,445	$—	$—	$68,445
Certificates of deposit	402	—	—	402
Total	$68,847	$—	$—	$68,847
During the three months ended March 31, 2024, other income, net in the statements of operations includes interest income on cash equivalents of $2.4 million. During the three months ended March 31, 2023, other income, net in the statements of operations includes interest income on cash equivalents and investments of $0.9 million. During the three months ended March 31, 2024, there was no accretion of premiums and discounts on investments. During the three months ended March 31, 2023, other income, net in the statements of operations includes amortization of premiums and discounts on investments of $0.3 million.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three months ended March 31, 2024 and 2023.
In the three months ended March 31, 2024 and 2023, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of March 31, 2024, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

March 31, 2024
Assets:
Money market funds	$195,088	$195,088	$—	$—
Certificates of deposit	402	402	—	—
Total assets at fair value	$195,490	$195,490	$—	$—
December 31, 2023
Assets:
Money market funds	$68,445	$68,445	$—	$—
Certificates of deposit	402	402	—	—
Total assets at fair value	$68,847	$68,847	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2024 and 2023.
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
In connection with the arrangement, as of March 31, 2024, the Company has recorded a liability, referred to as the “Revenue interest liability” on the balance sheet, of $279.9 million, net of $0.2 million of capitalized issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the RIPA. The total redemption amount is equal to 225% of the Cumulative Purchaser Payments, or $400 million. At March 31, 2024, the remaining redemption amount is $366.7 million. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
A significant increase or decrease in future net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. The Company recorded approximately $10.9 million in interest expense related to this arrangement for the three months ended March 31, 2024, and approximately $11.3 million in interest expense related to this arrangement for the three months ended March 31, 2023.
The repayment of the RIPA to Oberland does not have a fixed repayment schedule, rather it will be completely repaid and extinguished when the Company has repaid 225% of the Cumulative Purchaser Payments. Since there is not a fixed repayment schedule, the Company does not project its future repayments by year. Each period, the Company estimates the future expected sales of its products in the covered territory and determines the effective annual imputed interest rate, which updates and changes the timing of the Company’s payments. Under the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate year, would result in a repayment obligation of approximately $10.0 million or 10.0% at the stated repayment rate in the first year. Annual net sales for a calendar year exceeding $250 million would result in a repayment obligation of approximately $3.3 million or 3.3% for every $100 million of sales above the threshold. In 2025, the percent of net revenue paid to Oberland could reset to a higher amount if certain revenue milestones are not met. This could result in substantially higher payments starting in 2025. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. The Company’s repayments of the RIPA are directly tied to the growth of its net sales, and as the Company’s net sales grow, the Company expects the related repayments of the RIPA to grow as well. The Company currently expects to repay $43.5 million in the next twelve months.

The effective annual imputed interest rate is 15.7% as of March 31, 2024. Payments made to Oberland as a result of the Company’s net sales will reduce the revenue interest liability.
The following table summarizes the revenue interest liability activity during the three months ended March 31, 2024:

(in thousands)
Total revenue interest liability at December 31, 2023	$274,778
Interest expense recognized	10,937
Revenue Interests payments	(5,832)
Total revenue interest liability at March 31, 2024	$279,883

9. Convertible Notes
In November 2020, the Company issued $280.0 million aggregate principal amount of 4.0% senior subordinated convertible notes due November 2025. The net proceeds the Company received from the offering was approximately $271.1 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company (the "Convertible Notes") of $8.9 million. The Company used approximately $46.0 million of the net proceeds from the offering of the notes to pay the cost of the Capped Call (as defined below) and $55.0 million of the net proceeds from the offering of the initial notes to finance the Prepaid Forward (as defined below). The Convertible Notes are the Company's senior unsecured obligations and mature on November 15, 2025 (the “Maturity Date”), unless earlier repurchased or converted into shares of Common Stock under certain circumstances described below. The Convertible Notes are convertible into shares of Common Stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 30.2151 shares of Common Stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $33.096 per share of Common Stock, subject to adjustment. The Company will pay interest on the Convertible Notes semi-annually in arrears on May 15 and November 15 of each year.
The Convertible Notes are general unsecured obligations of the Company that are subordinated in right of payment to indebtedness, obligations and other liabilities under the Company’s RIPA, the revenue interests issued pursuant to such agreement, and any refinancing of the foregoing.
Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2025 in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price per share of Common Stock is greater than or equal to 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five business days after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of Common Stock and the conversion rate for the notes on each such trading day; (3) if the Company calls such notes for redemption, any such notes that have been called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption; and (4) upon the occurrence of specified corporate events, as provided in the Indenture. On or after August 15, 2025, to the close of business on the second scheduled trading day immediately before the maturity date, holders may convert all or any portion of their notes at the applicable conversion rate at any time at the option of the holder regardless of the foregoing conditions.
In addition, following certain corporate events or following issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or to convert its notes called (or deemed called) for redemption during the related redemption period, as the case may be.
The Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after November 20, 2023 and before the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date the Company sends the related redemption notice, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company sends such redemption notice. No sinking fund is provided for the notes. If the Company redeems less than all the outstanding notes, at least $125.0 million aggregate principal amount of notes must be outstanding and not subject to redemption as of the relevant redemption notice date.
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
On October 22, 2021, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with two co-managed holders (the “Holders”) of its Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange (the “Exchange”) with the Company $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of Common Stock. Pursuant to the Exchange Agreement, the number of shares of Common Stock to be issued by the Company to the Holders upon consummation of the Exchange was determined based upon the volume-weighted-average-price per share of Common Stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the Exchange Agreement. The Exchange closed on November 3, 2021, with 1,094,848 shares of Common Stock being exchanged.
As of March 31, 2024, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $3.0 million, for a net carrying amount of $262.0 million.

The Company recorded $3.1 million of interest expense during the three months ended March 31, 2024, and $3.1 million of interest expense during the three months ended March 31, 2023, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.

As of March 31, 2024, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $220.4 million as of March 31, 2024 and $155.9 million as of December 31, 2023. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of March 31, 2024, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.

Capped Call Transactions
In connection with the offering of the Convertible Notes, the Company entered into privately-negotiated capped call transactions with one of the initial purchasers of the convertible notes or its affiliate and certain other financial institutions. The Company used approximately $46.0 million of the net proceeds from the offering of the Convertible Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to Common Stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market value per share of Common Stock, as measured under the terms of the capped call transactions at the time of exercise, is greater than the strike price of the capped call transactions (which initially corresponds to the initial conversion price of the Convertible Notes, and is subject to certain adjustments), with such reduction and/or offset subject to a cap initially equal to approximately $55.16 (which represents a premium of approximately 100% over the last reported sale price of Common Stock on November 11, 2020), subject to certain adjustments. The capped call transactions are separate transactions, entered into by the Company and are not part of the terms of the Convertible Notes.
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of March 31, 2024 and December 31, 2023, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the Convertible Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The aggregate number of shares of Common Stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Common Stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of March 31, 2024, 448,698 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.
10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued legal fees	$9,662	$9,202
Accrued compensation	5,966	10,769
Accrued professional fees	3,247	2,712
Accrued interest on convertible notes	3,975	1,325
Accrued other	290	990
Total other accrued liabilities	$23,140	$24,998

11. Stock Compensation
2022 Stock Option and Incentive Plan
In May 2022, the Company's stockholders approved the 2022 Stock Option and Incentive Plan (as amended, the "2022 Plan"). The number of shares of Common Stock available for awards under the 2022 Plan was set to 4,400,000, with any shares underlying awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance or shares, or otherwise terminated (other than by exercise) under the 2022 Plan may be added back to the shares of Common Stock available for issuance under the 2022 Plan. The 2022 Plan provides for the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock, cash-based awards, and dividend equivalent rights. Following the approval of the 2022 Plan, no further awards will be issued under the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”). In June 2023, the Company's stockholders approved an amendment to the 2022 Plan, which increased the number of shares of Common Stock reserved for awards under the 2022 Plan to 10,650,000.

Employee Stock Purchase Plan
In April 2020, the Company's board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (as amended, the "ESPP") which was approved by the Company's stockholders on May 28, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of Common Stock on the last trading day of the offering period. Participating employees will purchase shares of Common Stock at a discount of up to 15% on the lesser of the closing price of Common Stock on the NASDAQ Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. During the three months ended March 31, 2024, the Company recognized no stock compensation expense related to the ESPP. During the three months ended March 31, 2023, the Company recognized approximately $0.1 million of stock compensation expense related to the ESPP. As of March 31, 2024, there have been 610,506 shares issued and 214,494 shares reserved for future issuance under the ESPP. The Company paused the ESPP effective as of September 1, 2023, such that the offering periods which would otherwise have begun on September 1, 2023 and March 1, 2024 did not commence. The administrator will determine the next offering period, pursuant to the ESPP.

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

Stock Options
The following table summarizes the activity relating to the Company’s options to purchase Common Stock for the three months ended March 31, 2024:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	3,686,191	$13.88	7.47	$584
Granted	1,757,000	$2.05
Forfeited or expired	(47,000)	$24.57
Exercised	—	$—
Outstanding at March 31, 2024	5,396,191	$9.94	8.18	$1,569
Vested and expected to vest at March 31, 2024	5,396,191	$9.94	8.18	$1,569
Exercisable at March 31, 2024	1,847,040	$22.25	6.02	$30
Stock-based compensation related to stock options was $0.9 million for the three months ended March 31, 2024, including $0.1 million that was capitalized into inventory, and $1.0 million for the three months ended March 31, 2023, including $0.1 million that was capitalized into inventory. As of March 31, 2024, there was $8.5 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.7 years.
Performance-Based Stock Options ("PBSOs")
In 2021, 2022, and 2023 the Company granted PBSOs from the 2013 Plan and the 2022 Plan, that vest upon various performance-based milestones as set forth in the individual grant agreements, such as achievement of predetermined clinical or regulatory outcomes. The actual number of units (if any) received under these awards will depend on continued employment and actual performance over the performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBSOs based on the expected performance period to achieve the performance milestone. The performance criteria was met in three months ended March 31, 2024.
The following table summarizes the activity relating to the Company’s PBSOs for the three months ended March 31, 2024:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	661,850	$4.97	8.63	$312
Granted	—	$—
Forfeited or expired	—	$—
Exercised	—	$—
Outstanding at March 31, 2024	661,850	$4.97	8.38	$242
Vested and expected to vest at March 31, 2024	661,850	$4.97	8.38	$242
Exercisable at March 31, 2024	661,850	$4.97	8.38	$242

Stock-based compensation related to PBSOs was $0.5 million for the three months ended March 31, 2024, and $0.2 million for the three months ended March 31, 2023. As of March 31, 2024, there was no unrecognized stock-based compensation expense related to unvested PBSOs.

Restricted Stock Units ("RSUs")
The following table summarizes the activity relating to the Company’s RSUs for the three months ended March 31, 2024:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2023	3,047,888	$4.69
Granted	3,295,225	$2.08
Forfeited	(18,754)	$4.31
Vested	(283,408)	$6.55
Outstanding and unvested March 31, 2024	6,040,951	$3.18
Stock-based compensation related to RSUs was approximately $1.6 million for the three months ended March 31, 2024, including $0.1 million that was capitalized into inventory, and approximately $1.5 million for the three months ended March 31, 2023, including $0.1 million that was capitalized into inventory. As of March 31, 2024, there was $18.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 2.9 years.
Performance-based Restricted Stock Units ("PBRSUs")
In 2021, the Company granted PBRSUs from the 2013 Plan that vest upon various performance-based milestones as set forth in the individual grant agreements, such as achievement of predetermined milestones based on the Company's U.S. net product sales or clinical or regulatory outcomes. The actual number of units (if any) received under these awards will depend on continued employment and actual performance over the performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBRSUs based on the expected performance period to achieve the performance milestone. The fair value of the PBRSUs is based on the quoted market price of Common Stock on the date of grant. The performance criteria was met in three months ended March 31, 2024.
The following table summarizes the activity relating to the Company's PBRSUs for the three months ended March 31, 2024:

	Number of PBRSUs	Weighted-average fair value per share
Outstanding and unvested December 31, 2023	160,275	$8.94
Granted	—	$—
Forfeited	(3,900)	$8.94
Vested	(156,375)	$8.94
Outstanding and unvested March 31, 2024	—	$—
Stock-based compensation related to the PBRSUs was $0.2 million for the three months ended March 31, 2024, including less than $0.1 million that was capitalized into inventory, and $0.1 million for the three months ended March 31, 2023, including less than $0.1 million that was capitalized into inventory. As of March 31, 2024, there was no unrecognized stock-based compensation expense related to unvested PBRSUs.
12. Income Taxes
There was no provision for income taxes for the three months ended March 31, 2024 and 2023, because the Company has incurred annual operating losses since inception. At March 31, 2024, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

13. Stockholders' Deficit

Underwriting Agreement

On January 18, 2024, the Company entered into the Underwriting Agreement with Jefferies, as representative of the Underwriters, related to the January 2024 Offering of 56,700,000 shares of Common Stock of the Company, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of Common Stock, at the public offering price. On January 19, 2024, Jefferies gave notice to the Company of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January 2024 Offering closed on January 23, 2024, with proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and estimated offering expenses of $7.1 million.
ATM Offering

On February 21, 2023, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of shares of Common Stock from time to time in “at-the-market” offerings (the "2023 ATM Program"), pursuant to its existing Form S-3 and the prospectus supplement filed on February 21, 2023. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of Common Stock and general market conditions. During the year ended December 31, 2023, the Company issued 3,312,908 shares of Common Stock, resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the New ATM Program. During the three month periods ended March 31, 2024 and 2023, the Company did not issue shares pursuant to the 2023 ATM Program.

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

Registered Direct Offering and Warrant Amendment

On March 19, 2023, the Company entered into a Purchase Agreement with the Purchasers pursuant to which the Company agreed to issue and sell, in a Registered Direct Offering, 12,205,000 shares of Common Stock, Pre-Funded Warrants to purchase up to an aggregate of 20,965,747 shares of Common Stock in lieu of shares of Common Stock, and Warrants to purchase up to 33,170,747 shares of Common Stock. The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The Warrants expire on September 22, 2026 and have an exercise price of $1.55. The purchase price of each Pre-Funded Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The Purchase Agreement contains customary representations, warranties, covenants and indemnification rights and obligations of the Company and the Purchasers. The Registered Direct Offering closed on March 22, 2023. The warrants and pre-funded warrants were recorded at fair value of $22.8 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the common shares issued with the Registered Direct Offering and the warrants and pre-funded warrants. The Company estimated the fair value of the warrants using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of Common Stock underlying the warrant. The Company estimates the volatility based on its historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury daily rate for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to its remaining contractual term. The Company estimated the fair value of the pre-funded warrants based on the market price of Common Stock at issuance.

In connection with the Registered Direct Offering, the Company amended, pursuant to Warrant Amendment Agreements, certain existing warrants to purchase up to an aggregate of 9,024,212 shares of Common Stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Registered Direct Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Registered Direct Offering, or September 22, 2026, for additional consideration of $0.125 per amended warrant. Based on the change in the fair value of the amended warrants, the Company recorded issuance costs to additional paid-in capital of $2.9 million.

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

As of March 31, 2024, no pre-funded warrants were outstanding. During the three months ended March 31, 2024, 4,000,000 warrants were exercised. The following table summarizes the warrants outstanding for the Company as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Weighted average exercise price
Warrants outstanding from Warrant Amendment Agreements, expiring September 22, 2026	9,024,212	9,024,212	$1.55
Warrants outstanding from Purchase Agreement, expiring September 22, 2026	23,320,000	27,320,000	$1.55
Total warrants outstanding	32,344,212	36,344,212

14. Net Income (Loss) Per Common Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Pre-Funded Warrants are included in the weighted-average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised or vested during the period, determined using the treasury-stock method and the if-converted method for shares issuable upon conversion of convertible notes. For purposes of this calculation, warrants for common stock, stock options, PBSOs, unvested RSUs and PBRSUs, shares issuable under the ESPP and shares issuable upon conversion of the convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following table summarizes the calculation of basic and diluted net income (loss) per share:

	March 31,
(in thousands, except share and per share data)	2024	2023
Net income (loss) - basic	$61,022	$(61,719)
Adjustments for dilutive earnings per share:
Interest expense for convertible notes, less amortization of debt issuance costs	2,650	—
Net income (loss) - diluted	$63,672	$(61,719)

Weighted average shares - basic	169,258,564	78,440,266
Effect of dilutive common stock equivalents:
Warrants	11,713,131	—
Shares issuable upon conversion of convertible notes	8,007,010	—
Common shares under option	54,217	—
Common shares under PBSOs	55,678	—
Unvested RSUs	478,229	—
Unvested PBRSUs	74,422	—
Dilutive common stock equivalents	20,382,687	—
Weighted average shares - diluted	189,641,251	78,440,266

Net income (loss) per common share – basic	$0.36	$(0.79)
Net income (loss) per common share – diluted	$0.34	$(0.79)

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31,
	2024	2023
Common shares under option	5,228,191	4,374,452
Common shares under PBSOs	433,950	433,950
Unvested RSUs	2,204,617	3,117,397
Unvested PBRSUs	—	191,375
Shares issuable related to the ESPP	—	33,575
Shares issuable upon conversion of convertible notes	—	8,007,010
Warrants	—	70,135,033
Total potential dilutive shares	7,866,758	86,292,792

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other filings that we make with the Securities and Exchange Commission (the "SEC").
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
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Unless the context requires otherwise, we use the terms "Esperion," “we,” “us,” “our,” or the "Company” in this Quarterly Report on Form 10-Q to refer to Esperion Therapeutics, Inc.
Overview
Corporate Overview
We are a pharmaceutical company currently focused on developing and commercializing accessible, oral, once-daily, non-statin medicines for patients struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution and advancing our pre-clinical pipeline, we continue to evolve into a differentiated, global biotech. Our team of experts are dedicated to lowering LDL-cholesterol and cardiovascular risk through the discovery, development and commercialization of innovative medicines and their combinations with established medicines. Our first two products were approved by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and Swiss Agency for Therapeutic Products, or Swissmedic, in 2020. The FDA approved expanded indications for NEXLETOL® (bempedoic acid) and NEXLIZET® (bempedoic acid and ezetimibe) tablets in March 2024. NEXLETOL and NEXLIZET are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established cardiovascular disease, or CVD, or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia.

We completed a global cardiovascular outcomes trial, or CVOT, —known as Cholesterol Lowering via BEmpedoic Acid, an ACL-inhibiting Regimen (CLEAR) Outcomes. The trial was designed to evaluate whether treatment with bempedoic acid reduced the risk of cardiovascular events in adult patients who are statin averse and who have CVD or are at high risk for CVD.

We initiated the CLEAR Outcomes CVOT in December 2016 and fully enrolled the study with nearly 14,000 patients in August 2019. The primary endpoint of the study was the effect of bempedoic acid on four types of major adverse cardiovascular events, or MACE, (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization; also referred to as "four-component MACE"). CLEAR Outcomes was an event-driven trial and concluded once the predetermined number of MACE endpoints occurred. The study showed that bempedoic acid demonstrated significant cardiovascular risk reductions and significantly reduced the risk of heart attack and coronary revascularization as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to maximize or tolerate a statin. The proportions of patients experiencing adverse events and serious adverse events were similar between the active and placebo treatment groups. Bempedoic acid, contained in NEXLETOL (bempedoic acid) tablets and NEXLIZET (bempedoic acid and ezetimibe) tablets, became the first LDL-C lowering therapy since statins to demonstrate the ability to lower hard ischemic events, not only in those with atherosclerotic cardiovascular disease, or ASCVD, but also in the large number of primary prevention patients for whom limited therapies exist.

On January 2, 2024, we entered into a settlement agreement with Daiichi Sankyo Europe GmbH, or DSE, to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York, or Settlement Agreement. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed. Refer to Note 3 "Collaborations with Third Parties" and Note 5 "Commitments and Contingencies" in this Quarterly Report on Form 10-Q for further information.
On January 18, 2024, we entered into an Underwriting Agreement, or the Underwriting Agreement, with Jefferies LLC, or Jefferies, as representative of several underwriters, or the Underwriters, related to an underwritten public offering, or the January 2024 Offering, of 56,700,000 shares of common stock of the Company, par value $0.001 per share, or Common Stock, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of Common Stock, at the public offering price. On January 19, 2024, Jefferies gave notice to us of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January Offering closed on January 23, 2024, with proceeds to us of approximately $90.7 million, after deducting the underwriting discount and estimated offering expenses.
On March 22, 2024, we announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin, and are now the only LDL-C lowering non-statin drugs indicated for primary prevention patients. Our pending label expansions in Europe remain on track, with a positive opinion received from the Committee for Medicinal Products for Human Use, or CHMP, on March 21, 2024. We anticipate a final determination by the European Medicines Agency in the second quarter of 2024.
In March 2024, we received notices from nine pharmaceutical companies (each, a “NEXLETOL ANDA Filer”), that each company had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval of a generic version of NEXLETOL. Subsequently, in April 2024, we received a notice from three pharmaceutical companies (each, a “NEXLIZET ANDA Filer” and together with the NEXLETOL ANDA Filers, each, an “ANDA Filer”) that the company had filed an ANDA with the FDA seeking approval of a generic version of NEXLIZET. The ANDAs each contained Paragraph IV certifications alleging that certain of our Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act to the Federal Food, Drug, and Cosmetic Act, or the FDCA, we have 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLETOL or NEXLIZET, as applicable, new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. We are conducting the necessary due diligence and intend to file lawsuits within the 45-day period. The success of such litigation will depend on the strength of the patents covering NEXLETOL or NEXLIZET, as applicable, and our ability to prove infringement. The outcome of such litigation will be inherently uncertain and may result in potential loss of market exclusivity for NEXLETOL and/or NEXLIZET.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing and commercializing bempedoic acid and the bempedoic acid / ezetimibe tablet. In February 2020, the FDA approved NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020. While we began to generate revenue from the sale of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, through collaborations with third parties and revenue interest purchase agreements. We have incurred losses in each year since our inception.
We have never been profitable. Our net income was $61.0 million for the three months ended March 31, 2024, primarily related to the collaboration revenue recognized from the Settlement Agreement with DSE. Our net loss was $61.7 million for the three months ended March 31, 2023. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:

•commercializing NEXLETOL and NEXLIZET in the U.S.; and
•pursuing other research and development activities.
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
Product Overview
NEXLETOL is a first-in-class ATP Citrate Lyase, or ACL, inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. Completed Phase 3 studies whose primary endpoint was LDL-C lowering were conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, and demonstrated an average 18% placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. The completed Phase 3 CLEAR Outcomes trial in patients unwilling or unable to take statins and who had, or were at high risk for, cardiovascular disease demonstrated an average 21.1% placebo corrected LDL-C lowering, and a resulting 13% lower risk of major cardiovascular events versus placebo. NEXLETOL was approved by the FDA in February 2020 and received an expanded cardiovascular risk reduction indication from the FDA in March 2024.

NEXLIZET contains bempedoic acid and ezetimibe and lowers elevated LDL-C and cardiovascular risk through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. Phase 3 data demonstrated NEXLIZET lowered LDL-C by a mean of 38% compared to placebo when added on to maximally tolerated statins. NEXLIZET was approved by the FDA in February 2020 and received an expanded cardiovascular risk reduction indication from the FDA in March 2024.

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

During the three months ended March 31, 2024, we incurred $1.5 million in expenses related to ongoing clinical studies.
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
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with DSE, Otsuka Pharmaceutical Co., Ltd., or Otsuka, and Daiichi Sankyo Co. Ltd, or DS. Collaboration revenue in the three months ended March 31, 2024 was primarily related to the Settlement Agreement with DSE and sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Collaboration revenue in the three months ended March 31, 2023 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
We expect our selling, general and administrative expenses will increase in 2024 with our expanded regulatory approval for product indications in the U.S., expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount to expand our sales team.
Interest Expense
Interest expense is related to our Revenue Interest Purchase Agreement, or RIPA, with Eiger III SA LLC, or Oberland, an affiliate of Oberland Capital and our convertible notes.
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

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$24,756	$17,031	$7,725
Collaboration revenue	112,979	7,298	105,681
Operating Expenses:
Cost of goods sold	10,075	11,652	(1,577)
Research and development	13,403	31,381	(17,978)
Selling, general and administrative	41,988	29,901	12,087
Income (loss) from operations	72,269	(48,605)	120,874
Interest expense	(14,024)	(14,387)	363
Other income, net	2,777	1,273	1,504
Net income (loss)	$61,022	$(61,719)	$122,741
Product sales, net
Product sales, net for the three months ended March 31, 2024 was $24.8 million compared to $17.0 million for the three months ended March 31, 2023, an increase of approximately $7.8 million. The increase is primarily due to prescription growth of NEXLETOL and NEXLIZET compared to the first quarter of 2023.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended March 31, 2024 was $113.0 million compared to $7.3 million for the three months ended March 31, 2023, an increase of $105.7 million. The increase is primarily due to revenue recognized from our Settlement Agreement with DSE and increased product sales to our collaboration partners from our supply agreements and royalty sales growth within our partner territories.
Cost of goods sold
Cost of goods sold for the three months ended March 31, 2024 was $10.1 million compared to $11.7 million for the three months ended March 31, 2023, a decrease of $1.6 million. The decrease is primarily related to lower unit tablet costs for sales in the U.S and supply sales to DSE.

Research and development expenses
Research and development expenses for the three months ended March 31, 2024, were $13.4 million, compared to $31.4 million for the three months ended March 31, 2023, a decrease of $18.0 million. The decrease in research and development expenses was primarily attributable to a decrease in costs related to CLEAR Outcomes study following the announcement and presentation of our CLEAR Outcomes study results in March 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2024, were $42.0 million, compared to $29.9 million for the three months ended March 31, 2023, an increase of $12.1 million. The increase in selling, general and administrative expenses was primarily attributable to increased commercial headcount, bonuses, and promotional costs in anticipation of the launch of the expanded labels for NEXLETOL and NEXLIZET.

Interest expense
Interest expense for the three months ended March 31, 2024, was $14.0 million, compared to $14.4 million for the three months ended March 31, 2023, a decrease of $0.4 million. The decrease in interest expense was primarily due to lower interest expense attributable to our RIPA with Oberland.
Other income, net
Other income, net for the three months ended March 31, 2024, was $2.8 million, compared to $1.3 million for the three months ended March 31, 2023, an increase of $1.5 million. The increase in other income, net was primarily due to higher interest income on our investments due to higher cash equivalents.
Liquidity and Capital Resources
While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and our revenue interest purchase agreement. Pursuant to the license and collaboration agreements with DSE, DS, and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties.

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program.

On March 19, 2023, we entered into a Securities Purchase Agreement, or Securities Purchase Agreement, pursuant to which we agreed to issue and sell, in a registered direct offering, or the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Securities Purchase Agreement, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Registered Direct Offering, for additional consideration of $0.125 per amended warrant. We received net proceeds of approximately $51.3 million related to the Registered Direct Offering and approximately $1.1 million in connection with the amended warrants.

On January 2, 2024, we entered into the Settlement Agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed.

On January 18, 2024, the Company entered into the Underwriting Agreement with Jefferies, as representative of the Underwriters, related to the January 2024 Offering of 56,700,000 shares of Common Stock of the Company, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of Common Stock, at the public offering price. On January 19, 2024, Jefferies gave notice to the Company of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January Offering closed on January 23, 2024, with proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and estimated offering expenses of $7.1 million.

We anticipate that we will incur operating losses for the foreseeable future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and expenses associated with our research and development activities. We anticipate that our current cash and cash equivalents, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to fund continuing operations for the foreseeable future.

As of March 31, 2024, our primary sources of liquidity were our cash and cash equivalents which totaled $226.6 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$53,828	$(54,356)
Net cash (used in) provided by investing activities	(73)	25,000
Net cash provided by financing activities	90,606	49,492
Net increase in cash and cash equivalents	$144,361	$20,136
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Net cash provided by operating activities totaled $53.8 million for the three months ended March 31, 2024, compared to $54.4 million of cash used in operating activities for the three months ended March 31, 2023. Net cash provided by operating activities of $53.8 million for the three months ended March 31, 2024 consisted primarily of net product sales of NEXLETOL and NEXLIZET and collaboration revenue from the Settlement Agreement with DSE partially offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital. Net cash used in operating activities of $54.4 million in for the three months ended March 31, 2023 consisted primarily of net product sales of NEXLETOL and NEXLIZET fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
Investing Activities
Net cash used in investing activities of $0.1 million for the three months ended March 31, 2024 consisted of purchases of property, plant and equipment. Net cash provided by investing activities of $25.0 million for the three months ended March 31, 2023 consisted of proceeds from the sales of highly liquid, interest bearing investment grade and government securities.
Financing Activities
Net cash provided by financing activities of $90.6 million for the three months ended March 31, 2024 related primarily to our January 2024 Offering and warrant exercises, partially offset by payments on our revenue interest liability. Net cash provided by financing activities of $49.5 million for the three months ended March 31, 2023 related primarily to proceeds from our registered direct offering, partially offset by payments on our revenue interest liability.
As noted above, we received approximately $90.7 million, after deducting the underwriting discounts and estimated offering expenses, from our January 2024 Offering. Refer to Note 13 “Stockholders’ Deficit—Underwriting Agreement” in our condensed financial statements included in this Quarterly Report on Form 10-Q for further information.
In 2019, we entered into a RIPA with Oberland. Pursuant to the RIPA, Oberland paid us $125.0 million at closing, less certain issuance costs, and, subject to the terms and conditions of the RIPA, we received an additional $25.0 million upon regulatory approval of NEXLETOL in 2020 and were eligible to receive an additional $50.0 million at our option upon reaching certain sales thresholds. In April 2021, we entered into Amendment No. 2 to the RIPA and Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to us under the terms of the RIPA. The amendment also updated the tiered payment percentage. As the quarterly net revenue from sales of NEXLETOL and NEXLIZET and certain other products in the United States did not exceed $15.0 million for the quarter ended September 30, 2021, we deposited $50.0 million in a deposit account with Oberland, which reduced our unrestricted cash. On November 23, 2022, we entered into a waiver and amendment to the RIPA with Oberland, in which we agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50 million from the restricted cash account (the “Partial Call”). Under this amendment, the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778. As consideration for the payments, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products which will be tiered payments ranging from 3.3% to 10% of our net sales in the covered territory (as detailed in the RIPA). Esperion reacquires 100% revenue rights upon repayment completion. We recorded the proceeds from the RIPA as a liability on the balance sheets and are accounting for the RIPA under the effective-interest method over the estimated life of the RIPA. Future payments under the RIPA may range from $43.5 million in the next year to a maximum total payment of $323.3 million beyond one year. Per the terms of the agreement, every $100 million of net sales generated, less than or equal to $250 million in an annual aggregate, would result in a repayment obligation of approximately $10.0 million or 10% at the stated repayment rate in the first year. In the future, as net sales thresholds set forth in the agreement are met and the repayment percentage rate changes, the amount of the obligation and timing of payment is likely to change. In 2025, the percent of net revenue paid to Oberland could reset to a higher amount if certain revenue milestones are not met. This could result in substantially higher payments starting in 2025. As the U.S. net sales were less than $350 million for the year ended December 31, 2021, the Covered Territory was expanded to include worldwide sales beginning in 2022. A significant increase or decrease in net sales will materially impact the revenue interest liability, interest expense and the time period for repayment. Refer to Note 8 "Liability Related to the Revenue Interest Purchase Agreement" in our condensed financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 for further information.

On November 16, 2020, we issued $250.0 million aggregate principal amount of 4.00% convertible senior subordinated notes due 2025 to certain financial institutions as the initial purchasers of the convertible notes. An additional $30.0 million of additional convertible notes (collectively, the "Convertible Notes"), which were issued pursuant to the exercise of the initial purchasers' option to purchase such convertible notes, closed on November 18, 2020. On October 22, 2021, we entered into the Exchange Agreement with the Holders of our Convertible Notes. Under the terms of the Exchange Agreement the Holders agreed to exchange with us $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of Common Stock, which closed on November 3, 2021. Future payments under the convertible notes include annual interest of $10.6 million and a principal payment of $265.0 million in 2025. Refer to Note 9 "Convertible Notes" in our condensed financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 for further information.

On February 21, 2023, entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the year ended December 31, 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

On March 22, 2023, we issued and sold, in a registered direct offering, or the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Registered Direct Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share. The warrants are immediately exercisable and will expire on September 22, 2026, which may provide us with additional funding, if such warrants are exercised by their holders. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.001 per share. The pre-funded warrants were immediately exercisable and could be exercised at any time. As of December 31, 2023, no pre-funded warrants were outstanding. During the year ended December 31, 2023, we received net proceeds of approximately $8.4 million from the exercise of warrants and pre-funded warrants. We received net proceeds of approximately $51.3 million related to the Registered Direct Offering after deducting placement agent fees and related offering expenses of $4.2 million, and we received approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. In the three months ended March 31, 2024, we received net proceeds of approximately $5.8 million from the exercise of warrants.

Plan of Operations and Funding Requirements
We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with DSE, DS and Otsuka are sufficient to fund operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

•our ability to successfully develop and commercialize NEXLETOL and NEXLIZET or other product candidates;
•the service and payment of potential debt maturities;
•the time and cost necessary to obtain regulatory approvals for bempedoic acid and the bempedoic acid / ezetimibe combination tablet outside the U.S. and Europe and regulatory approvals for cardiovascular risk reduction in Europe;
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
Until such time, if ever, as we can generate substantial U.S. product revenues and collaboration royalties, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available and permitted under the terms of our RIPA, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE, Otsuka and DS, and the RIPA with Oberland, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. For instance, as part of the RIPA with Oberland, Oberland has the right to receive certain revenue interests from us based on the net sales of certain products, and we have granted Oberland a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by the SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure.
As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found under “Commitments and Contingencies” in Note 5 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 1.
In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Except for the historical information contained herein or incorporated by reference, this Quarterly Report on Form 10-Q and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in Part I, Item 2 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Quarterly Report on Form 10-Q and in any documents incorporated in this Quarterly Report on Form 10-Q by reference.

You should consider carefully the following risk factors, together with those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in all of the other information included or incorporated in this Quarterly Report on Form 10-Q. The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

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

Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2025, which includes 711 days of patent term adjustment, and we expect to receive a patent term extension of five years. We have one granted European patent that has been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We obtained five year patent term extensions via supplementary protection certificates for 24 national patents validated from the granted European patent, which extends our patent protection in those countries until 2028. Additionally, we have one patent family that includes U.S. Patent No. 11,407,705, directed to the method of manufacturing high purity bempedoic acid, one pending U.S. patent application directed to the same, U.S. Patent No. 11.613.511 directed to compositions of matter of high purity bempedoic acid, one pending U.S. patent application directed to the same, U.S. Patent No. 11,760,714 directed to pharmaceutical formulations containing the same, and U.S. Patent No. 11,926,584 directed to methods of lowering low-density lipoprotein cholesterol (LDL-C) using the same and one pending U.S. patent application directed to methods of treatment using the same, and 15 pending patent applications outside of the United States. U.S. Patent Nos. 11,407,705, 11,613,511, 11,760,714, and 11,926,584, and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating familial hypercholesterolemia with the bempedoic acid / ezetimibe combination are claimed in U.S. Patent Nos. 10,912,751 and 11,744,816 that are scheduled to expire in March 2036. We also have one pending U.S. patent application, and 9 issued patents and 14 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination. Additionally, we have one pending U.S. patent application, and 7 issued patents and 23 pending applications outside the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, i.e., U.S. Patent No. 11,116,739, one pending U.S. patent application, and 9 issued patents and 15 pending applications outside the U.S., with claims directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using said fixed dose combinations. U.S. Patent No. 11,116,739 is scheduled to expire in March 2036.

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

We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect bempedoic acid or the bempedoic acid / ezetimibe combination or any other product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings, supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to revocation, opposition or comparable proceedings lodged in various national and regional patent offices, and national courts. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. For example, a European Unified Patent Court (UPC) came into force during 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents or defend the validity thereof. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Moreover, such interference, re- examination, post-grant review, inter partes review, supplemental examination, opposition, or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

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

Furthermore, in March 2024, we received notices from nine pharmaceutical companies (each, a “NEXLETOL ANDA Filer”), that each company had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval of a generic version of NEXLETOL. Subsequently, in April 2024, we received a notice from three pharmaceutical companies (each, a “NEXLIZET ANDA Filer” and together with the NEXLETOL ANDA Filers, each, an “ANDA Filer”) that the company had filed an ANDA with the FDA seeking approval of a generic version of NEXLIZET. The ANDAs each contained Paragraph IV certifications alleging that certain of our Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. It is possible that one or more additional companies may file with the FDA an ANDA for a generic version of, or an 505(b)(2) NDA that references, one or both of bempedoic acid or bempedoic acid / ezetimibe combination tablet, in which the competitor would claim that our patents are invalid or not infringed. Competition that our approved products could face from an approved generic and other versions of our approved products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing bempedoic acid or bempedoic acid / ezetimibe combination tablet. For further details, please see our risk factor entitled “If the FDA, EMA or other comparable foreign regulatory authorities approve generic or other versions of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the sales of our approved products could be adversely affected.”

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

In February 2024, we received notices from each NEXLETOL ANDA Filer that each company had filed an ANDA with the FDA seeking approval of a generic version of NEXLETOL. Subsequently, in [April] 2024, we received a notice from each NEXLIZET ANDA Filer that each company had filed an ANDA with the FDA seeking approval of a generic version of NEXLIZET. The ANDAs each contained Paragraph IV certifications alleging that certain of our patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.

Under the FDCA, we have 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLETOL or NEXLIZET, as applicable, new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. We are conducting the necessary due diligence and intend to file lawsuits within the 45-day period.

The success of such litigation will depend on the strength of the patents covering NEXLETOL or NEXLIZET, as applicable, and our ability to prove infringement. The outcome of such litigation will be inherently uncertain and may result in potential loss of market exclusivity for NEXLETOL and/or NEXLIZET. Competition that NEXLETOL or NEXLIZET could face from an approved generic and other versions of NEXLETOL or NEXLIZET could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing NEXLETOL and NEXLIZET. Furthermore, the Federal Trade Commission, or FTC, has brought lawsuits to challenge ANDA litigation settlements as anti-competitive. If we settle any ANDA litigation, we may also face an FTC challenge with respect to the related settlement which may result in additional expense or penalty.

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.2	June 12, 2013	333-188595

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 26, 2022	001-35986

3.3	Certificate of Validation relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022	8-K	3.1	September 20, 2022	001-35986

3.4	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	June 15, 2023	001-35986

3.5	Second Amended and Restated Bylaws of the Registrant dated April 29, 2021	10-Q	3.1	May 4, 2021	001-35986

4.1	Specimen Common Stock Certificate	S-1	4.1	June 12, 2013	333-188595

10.1*	Confidential Settlement Agreement and Release, dated as of January 2, 2024, between the Registrant and Daiichi Sankyo Europe GmbH**

10.2*	3rd Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated January 2, 2024 **

10.3*	1st Amendment to License and Collaboration Agreement, by and between the Registrant and Daiichi Sankyo Company, Limited dated January 2, 2024**

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*Filed herewith.

** Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

ESPERION THERAPEUTICS, INC.

May 7, 2024	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2024	By:	/s/ Benjamin Halladay
Benjamin Halladay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)