Form 10-Q
period 2024-09-30
Esperion Therapeutics, Inc.
filed 2024-11-07
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 1, 2024, there were 197,035,171 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,717	$82,248
Accounts receivable	67,824	48,494
Prepaid clinical development costs	499	193
Inventories, net	80,102	65,623
Other prepaid and current assets	14,413	4,507
Total current assets	307,555	201,065

Property and equipment, net	281	—
Right of use operating lease assets	6,222	4,675
Intangible assets	56	56
Total assets	$314,114	$205,796

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,864	$31,718
Accrued clinical development costs	3,546	3,441
Accrued variable consideration	52,003	34,284
Other accrued liabilities	19,247	24,998
Revenue interest liability	—	34,828
Royalty sale liability	38,394	—
Deferred revenue from collaborations	15,078	25,402
Operating lease liabilities	2,741	1,553
Total current liabilities	165,873	156,224

Convertible notes, net of issuance costs	262,922	261,596
Revenue interest liability	—	239,950
Royalty sale liability	252,229	—
Operating lease liabilities	3,299	3,020
Total liabilities	684,323	660,790
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized as of September 30, 2024 and 480,000,000 shares authorized as of December 31, 2023; 197,434,696 shares issued at September 30, 2024 and 120,204,513 shares issued at December 31, 2023	195	118
Additional paid-in capital	1,264,305	1,149,170
Treasury stock, at cost; 1,994,198 shares at September 30, 2024 and December 31, 2023	(54,998)	(54,998)
Accumulated deficit	(1,579,711)	(1,549,284)
Total stockholders’ deficit	(370,209)	(454,994)
Total liabilities and stockholders’ deficit	$314,114	$205,796
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$31,106	$20,251	$84,164	$57,575
Collaboration revenue	20,526	13,718	179,037	26,509
Total Revenues	51,632	33,969	263,201	84,084

Operating expenses:
Cost of goods sold	17,286	13,377	42,970	31,815
Research and development	10,397	14,885	35,261	68,365
Selling, general and administrative	39,975	33,240	126,148	97,100
Total operating expenses	67,658	61,502	204,379	197,280

Income (loss) from operations	(16,026)	(27,533)	58,822	(113,196)

Interest expense	(15,082)	(14,995)	(42,829)	(43,919)
Loss on extinguishment of debt	—	—	(53,235)	—
Other income, net	1,584	1,278	6,815	4,211
Net loss	$(29,524)	$(41,250)	$(30,427)	$(152,904)

Net loss per common share - basic and diluted	$(0.15)	$(0.37)	$(0.17)	$(1.53)

Weighted-average shares outstanding - basic and diluted	194,930,830	111,869,478	184,366,434	99,973,647

Other comprehensive income (loss):
Unrealized gain on investments	$—	$—	$—	$2
Comprehensive loss	$(29,524)	$(41,250)	$(30,427)	$(152,902)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2022	74,570,198	$75	$1,071,183	$(1,340,036)	$(2)	$(54,998)	$(323,778)
Vesting of restricted stock units and performance-based restricted stock units	372,117	—	—	—	—	—	—
Vesting of ESPP shares	95,654	—	502	—	—	—	502
Stock-based compensation	—	—	2,903	—	—	—	2,903
Issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	12,205,000	12	52,416	—	—	—	52,428
Other comprehensive gain	—	—	—	—	1	—	1
Net loss	—	—	—	(61,719)	—	—	(61,719)
Balance at March 31, 2023	87,242,969	$87	$1,127,004	$(1,401,755)	$(1)	$(54,998)	$(329,663)
Vesting of restricted stock units	215,903	1	—	—	—	—	1
Stock-based compensation	—	—	3,160	—	—	—	3,160
Issuance of common stock from ATM program, net of issuance costs	3,312,908	3	4,445	—	—	—	4,448
Exercise of pre-funded warrants	10,098,747	10	—	—	—	—	10
Other comprehensive gain	—	—	—	—	1	—	1
Net loss	—	—	—	(49,935)	—	—	(49,935)
Balance at June 30, 2023	100,870,527	$101	$1,134,609	$(1,451,690)	$—	$(54,998)	$(371,978)
Vesting of restricted stock units	223,490	—	—	—	—	—	—
Vesting of ESPP Shares	175,430	—	238	—	—	—	238
Stock-based compensation	—	—	2,975	—	—	—	2,975
Exercise of pre-funded warrants	10,867,000	11	—	—	—	—	11
Net loss	—	—	—	(41,250)	—	—	(41,250)
Balance at September 30, 2023	112,136,447	$112	$1,137,822	$(1,492,940)	$—	$(54,998)	$(410,004)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2023	118,210,315	$118	$1,149,170	$(1,549,284)	$—	$(54,998)	$(454,994)
Vesting of restricted stock units and performance-based restricted stock units	439,783	1	—	—	—	—	1
Stock-based compensation	—	—	3,235	—	—	—	3,235
Issuance of common stock from offering, net of issuance costs	65,205,000	65	90,607	—	—	—	90,672
Exercise of warrants	4,000,000	4	5,762	—	—	—	5,766
Other comprehensive gain	—	—	—	—	—	—	—
Net income	—	—	—	61,022	—	—	61,022
Balance at March 31, 2024	187,855,098	$188	$1,248,774	$(1,488,262)	$—	$(54,998)	$(294,298)
Vesting of restricted stock units	479,921	1	—	—	—	—	1
Stock-based compensation	—	—	2,931	—	—	—	2,931
Exercise of stock options	17,606	—	29	—	—	—	29
Exercise of warrants	6,272,783	6	9,036	—	—	—	9,042
Other comprehensive gain	—	—	—	—	—	—	—
Net loss	—	—	—	(61,925)	—	—	(61,925)
Balance at June 30, 2024	194,625,408	$195	$1,260,770	$(1,550,187)	$—	$(54,998)	$(344,220)
Vesting of restricted stock units	436,188	—	—	—	—	—	—
Stock-based compensation	—	—	3,022	—	—	—	3,022
Issuance of common stock from ATM program, net of issuance costs	378,902	—	513	—	—	—	513
Net loss	—	—	—	(29,524)	—	—	(29,524)
Balance at September 30, 2024	195,440,498	$195	$1,264,305	$(1,579,711)	$—	$(54,998)	$(370,209)

See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(30,427)	$(152,904)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash loss on extinguishment of debt	53,235	—
Non-cash royalty revenue	(16,391)	—
Depreciation expense	36	158
Amortization of premiums and discounts on investments	—	(412)
Amortization of debt issuance costs	1,326	1,266
Non-cash interest expense related to the revenue interest liability	21,569	34,703
Non-cash interest expense related to the royalty sale liability	11,984	—
Stock-based compensation expense	9,188	9,038
Changes in assets and liabilities:
Accounts receivable	(19,330)	(8,894)
Prepaids and other assets	(10,212)	1,556
Deferred revenue	(10,324)	16,216
Inventories	(14,479)	(16,234)
Accounts payable	3,128	3,174
Other accrued liabilities	11,995	13,902
Net cash provided by (used in) operating activities	11,298	(98,431)

Investing activities
Proceeds from sales/maturities of investments	—	42,500
Purchase of property and equipment	(317)	—
Net cash (used in) provided by investing activities	(317)	42,500

Financing activities
Payments on revenue interest liability	(5,832)	(10,908)
Repurchase of revenue interest liability	(343,750)	—
Payment of royalty sale liability issuance costs	(9,626)	—
Proceeds from royalty sale liability	304,656	—
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	—	52,428
Proceeds from issuance of common stock, net of issuance costs	90,672	—
Proceeds from issuance of common stock from ATM program, net of issuance costs	531	4,448
Proceeds from exercise of common stock options	29	—
Proceeds from exercise of warrants, net of issuance costs	14,808	—
Proceeds from exercise of pre-funded warrants	—	21
Net cash provided by financing activities	51,488	45,989

Net increase (decrease) in cash and cash equivalents	62,469	(9,942)
Cash and cash equivalents at beginning of period	82,248	124,775
Cash and cash equivalents at end of period	$144,717	$114,833
Supplemental disclosure of cash flow information:
Common stock issuance costs not yet paid	$18	$—
Non-cash right of use asset	80	62
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

The Company's lead products, NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets, are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established cardiovascular disease ("CVD"), or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. The Company's products were approved by the FDA, European Medicines Agency ("EMA") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EMA approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd ("Otsuka"), Esperion’s Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka plans to file a New Drug Application ("NDA") in Japan by the end of 2024, with expected approval and National Health Insurance ("NHI") pricing in 2025. The Company plans to file supplemental New Drug Applications for product approvals in Canada in the fourth quarter of 2024 and in Australia and Israel in the first half of 2025.

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
On January 2, 2024, the Company entered into a settlement agreement with Daiichi Sankyo Europe GmbH ("DSE") to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York ("Settlement Agreement"). Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125.0 million, including (1) a $100.0-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25.0-million payment received in the second quarter of 2024 after the EMA rendered a decision on the application that was filed with the EMA for a Type II(a) variation for the Company's oral non-statin products marketed as NILEMDO tablets and NUSTENDI tablets in Europe. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed. Refer to Note 3 "Collaborations with Third Parties" and Note 5 "Commitments and Contingencies" for further information.

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

On June 27, 2024, the Company repurchased Revenue Interests outstanding under the Revenue Interest Purchase Agreement (the “RIPA”), dated effective as of June 26, 2019, as amended, by and among the Company, the purchasers party thereto (the “Purchasers”), and Eiger III SA LLC ("Oberland"), as the collateral agent and administrative agent (the “Purchaser Agent”), and satisfied all other Obligations (as defined in the RIPA) owed to the Purchasers and the Purchaser Agent by paying to the Purchaser Agent, for the benefit of the Purchasers, a payment in cash of $343,750,000 (the “Repurchase Consideration”). Following the payment of the Repurchase Consideration, (a) all Revenue Interests were deemed to have been repurchased and all Obligations, debts and liabilities of the Company under the RIPA and the Transaction Documents (as defined in the RIPA) were deemed to have been paid and satisfied in full, and automatically released, discharged and terminated, and the RIPA and all other Transaction Documents automatically terminated, and all liens, security interests and pledges in favor of, granted to or held by the Purchaser Agent to secure the Obligations under the Transaction Documents were automatically terminated and released. Refer to Note 8 "Liability Related to the Revenue Interest Purchase Agreement" for further information.

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
Concentration of Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of September 30, 2024 and December 31, 2023, eleven customers accounted for all of the Company's net trade receivables. As of September 30, 2024 and December 31, 2023, three customers held approximately 98% and 96% of the Company's trade receivables associated with net product sales, respectively. For the nine months ended September 30, 2024 and 2023, three customers accounted for approximately 98% and 95% of gross sales of NEXLETOL and NEXLIZET, respectively.
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

b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. On March 22, 2024, the Company announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin. Product sales, net totaled $31.1 million and $84.2 million, respectively, for the three and nine months ended September 30, 2024, and $20.3 million and $57.6 million, respectively, for the three and nine months ended September 30, 2023.

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
Recently Issued Accounting Pronouncements
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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose specified information about certain costs and expenses, including purchases of inventory, employee compensation, selling expenses, and depreciation, at each interim and annual reporting period. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Further, early adoption is permitted. The Company is currently in the process of determining the impact the implementation of ASU 2024-03 will have on the Company’s financial statement disclosures.

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
On January 2, 2024, the Company entered into the Settlement Agreement with DSE to amicably resolve and dismiss their commercial dispute in the Southern District of New York. Under the Settlement Agreement, DSE has agreed to pay the Company an aggregate of $125.0 million, including (1) a $100.0-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25.0-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company’s oral non-statin products marketed as NILEMDO (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in Europe. Pursuant to the Settlement Agreement, also on January 2, 2024, the Company entered into a 3rd Amendment (the “DSE Amendment”) to the License and Collaboration Agreement dated January 2, 2019 with DSE. The DSE Amendment grants DSE the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DSE Territory. Further, after a transition period, DSE will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DSE Territory.

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the Settlement Agreement was in the scope of ASC 606. The Company determined that significantly all the upfront payment of $100.0 million from the transaction price received under the Settlement Agreement qualified for revenue recognition as it related to settlement of performance obligations completed under the DSE Agreement, including: 1) the settlement of the disputed milestone, which relates to variable consideration for full satisfied performance obligations, and 2) the developmental rights for the triple combination pill. In May 2024, the Company recognized collaboration revenue for a milestone payment of $25.0 million based on the approval of updated labels for NILEMDO and NUSTENDI by the EMA and received the cash milestone payment in June 2024. In the three and nine months ended September 30, 2024, the Company recognized collaboration revenue of $20.5 million and approximately $178.9 million, respectively, made up of payments pursuant to the Settlement Agreement and EMA approval during the first half of 2024, royalty revenue from DSE and sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE. In the three and nine months ended September 30, 2023, the Company recognized collaboration revenue of approximately $13.4 million and $25.8 million, respectively, related to royalty revenue from DSE from the sales of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
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

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. In the three and nine months ended September 30, 2024, the Company recognized collaboration revenue of less than $0.1 million and approximately $0.1 million, respectively, related to sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka. In the three and nine months ended September 30, 2023, the Company recognized $0.1 million in collaboration revenue related to sales of bulk tablets to Otsuka pursuant to the Otsuka Agreement.
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
Collaboration Revenue

The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. Aside from that discussed in the "DSE Agreement Terms" section above, the Company recognized less than $0.1 million of collaboration revenue in the three and nine months ended September 30, 2024 related to royalty revenue from DS. The Company recognized $0.2 million and $0.6 million, respectively, of collaboration revenue related to the ongoing regulatory and development activities for the three and nine months ended September 30, 2023.

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

4. Inventories, net
Inventories, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$71,379	$61,890
Work in process	4,695	1,728
Finished goods	4,028	2,005
	$80,102	$65,623
5. Commitments and Contingencies
DSE Litigation

On March 27, 2023, the Company filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300.0 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the results of the CLEAR Outcomes CVOT. On May 4, 2023, the Company filed an amended complaint against DSE in the Southern District of New York seeking a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300.0 million milestone payment to the Company upon applicable regulatory approval. On June 20, 2023, DSE filed a response to the amended complaint.

On January 2, 2024, the Company entered into the Settlement Agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York. Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125.0 million, including (1) a $100.0-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25.0-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company's oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed. Refer to Note 3 “Collaborations with Third Parties” for further information.

ANDA Litigation

Starting in March 2024, the Company received notices from nine pharmaceutical companies, six of which filed exclusively with respect to NEXLETOL and four of which filed with respect to NEXLETOL and NEXLIZET (each, an “ANDA Filer”), notifying the Company that each company had filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking approval of a generic version of NEXLETOL and/or NEXLIZET in the United States, as applicable. The ANDAs each contained Paragraph IV certifications alleging that certain of the Company’s Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.

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

6. Investments
The following table summarizes the Company’s cash equivalents (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$105,855	$—	$—	$105,855
Certificates of deposit	403	—	—	403
Total	$106,258	$—	$—	$106,258

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$68,445	$—	$—	$68,445
Certificates of deposit	402	—	—	402
Total	$68,847	$—	$—	$68,847
During the three and nine months ended September 30, 2024, other income, net in the statements of operations includes interest income on cash equivalents of $1.6 million and $6.4 million, respectively. During the three and nine months ended September 30, 2023, other income, net in the statements of operations includes interest income on cash equivalents and investments of $1.2 million and $3.5 million, respectively. During the three and nine months ended September 30, 2024, there was no accretion of premiums and discounts on investments. During the three months ended September 30, 2023, there was no accretion of premiums and discounts on investments. During the nine months ended September 30, 2023, other income, net in the statements of operations includes $0.4 million of accretion of premiums and discounts on investments.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three and nine months ended September 30, 2024 and 2023.
In the three and nine months ended September 30, 2024 and 2023, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of September 30, 2024, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.
The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

September 30, 2024
Assets:
Money market funds	$105,855	$105,855	$—	$—
Certificates of deposit	403	403	—	—
Total assets at fair value	$106,258	$106,258	$—	$—
December 31, 2023
Assets:
Money market funds	$68,445	$68,445	$—	$—
Certificates of deposit	402	402	—	—
Total assets at fair value	$68,847	$68,847	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2024 and 2023.
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

RIPA Amendments

On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment 2”) to the RIPA with Oberland, as agent for the purchaser parties thereto. Pursuant to the RIPA Amendment 2, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA such that the purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from the Company based on net sales of the Company’s certain products, once approved, which will be tiered payments ranging from 3.33% to 10% (the “Third Payment Applicable Percentage”) of the Company’s net sales in the covered territory (the “Covered Territory”); provided that (a) prior to December 31, 2024, with respect to each country defined in the Daiichi Territory, if the percentage of net sales that Company receives from Daiichi (the “Receivables Percentage”) is less than the Third Payment Applicable Percentage, then the Revenue Interest for such country payable to the purchasers will be equal to the Receivables Percentages, (b) if annual net sales equal or exceed $350.0 million and if the Purchasers receive 100% of their invested capital (Cumulative Purchaser Payments") by December 31, 2024, the revenue interest rate will be decreased to a single rate of 3.33% of the Company’s net sales in the Covered Territory for all subsequent calendar quarters and (c) if the Purchasers receive Revenue Interest payments less than 100% of Cumulative Purchaser Payments by December 31, 2024, the Third Payment Applicable Percentage will be increased to a single rate of the Company’s net sales that would have provided 100% of Cumulative Purchaser Payments had such rate applied from the initial funding by the Purchasers. The Covered Territory was originally the United States, but has been expanded to worldwide for all calendar years beginning on or after January 1, 2022.
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
On November 23, 2022, the Company entered into Waiver and Amendment No. 3 to Revenue Interest Purchase Agreement and Amendment No. 2 to Security Agreement (the “RIPA Amendment 3”), by and among the Company, the Purchasers and the Purchaser Agent, which amends (i) the Revenue Interest Purchase Agreement, by and among the Company, the Purchasers, and the Purchaser Agent, dated effective as of June 26, 2019 (as amended by Amendment No. 1 to Revenue Interest Purchase Agreement dated as of November 9, 2020 and Amendment No. 2 to Revenue Interest Purchase Agreement dated as of April 26, 2021, and as may be further amended, restated, supplemented or modified from time to time, the “RIPA”) and (ii) the Security Agreement, by the Company in favor of the Purchaser Agent, dated as of June 28, 2019 (as amended by the Amendment to Security Agreement and Waiver by and among the Company, the Purchaser and the Purchaser Agent, effective as of May 16, 2021, and as may be further amended, restated, supplemented or modified from time to time, the “Security Agreement”). Pursuant to the RIPA Amendment 3, among other things, (a) the Company agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50.0 million from the restricted cash account (the “Partial Call”), (b) the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177,777,778, and (c) the Purchasers and Purchaser Agent waived certain claimed defaults, breaches and Put Option Events under the RIPA and other related documents that may have occurred as a result of the Company’s opening of a new bank account.
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
In connection with the termination of the RIPA in accordance with ASC 470 Debt, the Company recorded a loss on debt extinguishment of $53.2 million in the loss on extinguishment of debt line item of the Condensed Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2024.
In connection with the termination of the RIPA, as of September 30, 2024, the Company no longer has the liability referred to as the “Revenue interest liability” on the balance sheet. The Company imputed interest expense associated with the liability using the effective interest rate method through the repurchase date of June 27, 2024. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability varied during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluated the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
The Company recorded approximately $21.6 million in interest expense related to this arrangement for the nine months ended September 30, 2024, and approximately $11.9 million and $34.7 million, respectively, in interest expense related to this arrangement for the three and nine months ended September 30, 2023.
The following table summarizes the revenue interest liability activity during the nine months ended September 30, 2024:

(in thousands)
Total revenue interest liability at December 31, 2023	$274,778
Interest expense recognized	21,569
Revenue Interests payments	(5,832)
Repurchase of Revenue Interests	(343,750)
Loss on extinguishment of debt	53,235
Total revenue interest liability at September 30, 2024	$—

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

The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be treated as a debt instrument according to ASC 470 Debt. The Company imputes interest expense associated with the liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted royalty sales. The Company evaluates the interest rate quarterly based on its expectations of forecasted royalty sales from its license partner, historical experience and current market conditions utilizing the prospective method, which updates and changes the timing of the Company's payments. A significant increase or decrease in future royalty sales will materially impact the royalty sale liability and the time period for repayment. The Company currently expects to repay $38.4 million in the next twelve months. The repayment of the royalty sale liability to the Purchaser does not have a fixed repayment schedule. Rather, it will be completely repaid and extinguished when the Company has repaid an aggregate amount equal to 1.700x of the Purchase Price. The $9.6 million in issuance costs will be amortized through interest expense over the life of the agreement.

The Company recorded $12.0 million in interest expense related to this arrangement for the three and nine months ended September 30, 2024.
The effective annual imputed interest rate is 1.4% as of September 30, 2024.
The following table summarizes the royalty sale liability activity during the nine months ended September 30, 2024 (in thousands):

(in thousands)
Beginning balance of royalty sale liability on June 27, 2024	$304,656
Royalty sale issuance costs	(9,626)
Royalties recognized and settled to Purchaser	(16,391)
Interest expense recognized	11,984
Total royalty sale liability at September 30, 2024	$290,623
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
As of September 30, 2024, the principal amount of convertible notes was $265.0 million, and the unamortized debt discount and issuance costs were $2.1 million, for a net carrying amount of $262.9 million.

The Company recorded approximately $3.0 million and $9.2 million, respectively, of interest expense during the three and nine months ended September 30, 2024, and $3.1 million and $9.2 million, respectively, of interest expense during the three and nine months ended September 30, 2023, relating to the cash interest on the convertible notes due semi-annually and amortization of the debt issuance costs.

As of September 30, 2024, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $252.4 million as of September 30, 2024 and $155.9 million as of December 31, 2023. The estimated fair value of the Convertible Notes was determined through consideration of quoted market prices. As of September 30, 2024, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.

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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of September 30, 2024 and December 31, 2023, the Company had not purchased any shares under the convertible note capped call transactions.

Prepaid Forward
In connection with the offering of the Convertible Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The aggregate number of shares of Common Stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Common Stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of September 30, 2024, 448,698 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.
11. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued legal fees	$301	$9,202
Accrued compensation	11,139	10,769
Accrued professional fees	3,375	2,712
Accrued interest on convertible notes	3,975	1,325
Accrued other	457	990
Total other accrued liabilities	$19,247	$24,998
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

Employee Stock Purchase Plan
In April 2020, the Company's board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (as amended, the "ESPP"), which was approved by the Company's stockholders on May 28, 2020 and was subsequently amended by a first amendment to the ESPP adopted by the Company’s board of directors on July 31, 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of Common Stock on the last trading day of the offering period. Participating employees will purchase shares of Common Stock at a discount of up to 15% on the lesser of the closing price of Common Stock on the NASDAQ Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. During the three and nine months ended months ended September 30, 2024, the Company recognized less than $0.1 million of stock compensation expense related to the ESPP. During the three and nine months ended months ended September 30, 2023, the Company recognized approximately

$0.1 million and $0.3 million, respectively, of stock compensation expense related to the ESPP. In May 2024, the Company's stockholders approved a second amendment to the ESPP, which increased the number of shares of Common Stock reserved for future issuance under the ESPP by an additional 6,175,000 shares. As of September 30, 2024, there have been 610,506 shares issued and 6,389,494 shares reserved for future issuance under the ESPP. The Company paused the ESPP effective as of September 1, 2023, such that the offering periods which would otherwise have begun on September 1, 2023 and March 1, 2024 did not commence. The Company resumed the ESPP effective as of September 1, 2024, such that the offering period commenced on September 1, 2024.

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

Stock Options
The following table summarizes the activity relating to the Company’s options to purchase Common Stock for the nine months ended September 30, 2024:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	3,686,191	$13.88	7.47	$584
Granted	2,082,000	$2.08
Forfeited or expired	(588,724)	$17.82
Exercised	(1,956)	$1.62
Outstanding at September 30, 2024	5,177,511	$8.70	7.69	$52
Vested and expected to vest at September 30, 2024	5,177,511	$8.70	7.69	$52
Exercisable at September 30, 2024	2,399,531	$15.14	6.21	$49
Stock-based compensation related to stock options was $1.2 million and $3.2 million, respectively, for the three and nine months ended September 30, 2024, including less than $0.1 million and $0.2 million, respectively, that was capitalized into inventory, and $0.9 million and $2.9 million, respectively, for the three and nine months ended September 30, 2023, including $0.1 million and $0.2 million, respectively, that was capitalized into inventory. As of September 30, 2024, there was $5.8 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.4 years.

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
The following table summarizes the activity relating to the Company’s PBSOs for the nine months ended September 30, 2024:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	661,850	$4.97	8.63	$312
Granted	—	$—
Forfeited or expired	(13,250)	$8.94
Exercised	(15,650)	$1.62
Outstanding at September 30, 2024	632,950	$4.97	6.60	$6
Vested and expected to vest at September 30, 2024	632,950	$4.97	6.60	$6
Exercisable at September 30, 2024	632,950	$4.97	6.60	$6

There was no stock-based compensation related to PBSOs for the three months ended September 30, 2024. Stock-based compensation related to PBSOs for the nine months ended September 30, 2024 was $0.5 million. Stock-based compensation related to PBSOs was and $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2023. As of September 30, 2024, there was no unrecognized stock-based compensation expense related to unvested PBSOs.
Restricted Stock Units ("RSUs")
The following table summarizes the activity relating to the Company’s RSUs for the nine months ended September 30, 2024:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2023	3,047,888	$4.69
Granted	3,570,325	$2.09
Forfeited	(449,588)	$3.70
Vested	(1,199,517)	$4.61
Outstanding and unvested September 30, 2024	4,969,108	$2.93
Stock-based compensation related to RSUs was approximately $1.8 million and $5.3 million, respectively, for the three and nine months ended September 30, 2024, including less than $0.1 million and $0.3 million, respectively, that was capitalized into inventory, and approximately $1.6 million and $4.9 million, respectively, for the three and nine months ended September 30, 2023, including $0.2 million and $0.3 million, respectively, that was capitalized into inventory. As of September 30, 2024, there was $13.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 2.6 years.

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
The following table summarizes the activity relating to the Company's PBRSUs for the nine months ended September 30, 2024:

	Number of PBRSUs	Weighted-average fair value per share
Outstanding and unvested December 31, 2023	160,275	$8.94
Granted	—	$—
Forfeited	(3,900)	$8.94
Vested	(156,375)	$8.94
Outstanding and unvested September 30, 2024	—	$—
There was no stock-based compensation related to PBRSUs for the three months ended September 30, 2024. Stock-based compensation related to the PBRSUs was $0.2 million, for the nine months ended September 30, 2024, including less than $0.1 million that was capitalized into inventory. Stock-based compensation related to PBRSUs was $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2023, including less than $0.1 million and less than $0.1 million, respectively, that was capitalized into inventory. As of September 30, 2024, there was no unrecognized stock-based compensation expense related to unvested PBRSUs.
13. Income Taxes
There was no provision for income taxes for the three and nine months ended September 30, 2024 and 2023, because the Company has incurred annual operating losses since inception. At September 30, 2024, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

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
ATM Offering

On February 21, 2023, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of shares of Common Stock from time to time in “at-the-market” offerings (the "2023 ATM Program"), pursuant to its existing Form S-3 and the prospectus supplement filed on February 21, 2023. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of Common Stock and general market conditions. During the three and nine months ended September 30, 2024, the Company issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program. During the three months ended September 30, 2023, the Company did not issue shares pursuant to the 2023 ATM Program. During the nine months ended September 30, 2023, the Company issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of commissions and expense reimbursement payable to sales agent other expenses, pursuant to the 2023 ATM Program.

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

As of September 30, 2024, no pre-funded warrants were outstanding. During the three months ended September 30, 2024, no warrants were exercised. During the nine months ended September 30, 2024, 10,272,783 warrants were exercised. During the three and nine months ended September 30, 2023, 10,867,000 and 20,965,747 shares of pre-funded warrants were exercised. The following table summarizes the warrants outstanding for the Company as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	Weighted average exercise price
Warrants outstanding from Warrant Amendment Agreements, expiring September 22, 2026	6,071,429	9,024,212	$1.55
Warrants outstanding from Purchase Agreement, expiring September 22, 2026	20,000,000	27,320,000	$1.55
Total warrants outstanding	26,071,429	36,344,212

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
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30,
	2024	2023
Common shares under option	5,177,511	3,706,191
Common shares under PBSOs	632,950	661,850
Unvested RSUs	4,969,108	3,182,857
Unvested PBRSUs	—	174,775
Shares issuable related to the ESPP	39,291	—
Shares issuable upon conversion of convertible notes	8,007,010	8,007,010
Warrants	26,071,429	70,135,033
Total potential dilutive shares	44,897,299	85,867,716

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our marketing strategy, clinical development and commercialization plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development, commercialization plans, timing, designs and plans for the CLEAR Outcomes study and its results, plans for potential future product candidates and expectations regarding future transactions to further improve our balance sheet to be materially different from any future results, performance or achievements, including in relation to the clinical development, commercialization plans, net sales profitability, growth of our commercial products, clinical activities, commercial development plans, the outcomes and anticipated benefits of legal proceedings and settlements, expressed or implied by these forward-looking statements.

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
Overview
Corporate Overview
We are a commercial stage biopharmaceutical company currently focused on bringing new medicines to patients that address unmet medical needs. We have developed and are commercializing U.S. Food and Drug Administration, or FDA, approved oral, once-daily, non-statin medicines for patients who are at risk for cardiovascular disease and are struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution, international partnerships and collaborations, and advancement of our pre-clinical pipeline, we continue to evolve into a leading global biopharmaceutical company.

Our lead products NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established cardiovascular disease, or CVD, or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. Our products were approved by the FDA, European Medicines Agency, or EMA, and Swiss Agency for Therapeutic Products, or Swissmedic in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EMA approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd., or Otsuka, our Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka plans to file a New Drug Application, or NDA, in Japan by the end of 2024, with expected approval and National Health Insurance, or NHI, pricing in 2025. We plan to file supplemental New Drug Applications for product approvals in Canada in the fourth quarter of 2024 and in Australia and Israel in the first half of 2025.

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

On June 27, 2024, we entered into a Royalty Purchase Agreement, or the Purchase Agreement, with OCM IP Healthcare Portfolio LP, a limited partnership formed under the laws of the Province of Ontario, Canada, or the Purchaser. Pursuant to the Purchase Agreement, we sold to the Purchaser, and the Purchaser purchased for $304,656,180, a portion of the royalties payable on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the DSE Territory (as defined in the License and Collaboration Agreement) pursuant to the License and Collaboration Agreement dated January 2, 2019, between Daiichi Sankyo Europe GMBH, or DSE, and the Company, as amended, or the License and Collaboration Agreement and such royalties being the Royalty Interests).

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

On June 27, 2024, we repurchased Revenue Interests outstanding under the Revenue Interest Purchase Agreement, or the RIPA, dated effective as of June 26, 2019, as amended, by and among the Company, the purchasers party thereto, or the Purchasers, and Eiger III SA LLC, or Oberland, as the collateral agent and administrative agent, or the Purchaser Agent, and satisfied all other Obligations (as defined in the RIPA) owed to the Purchasers and the Purchaser Agent by paying to the Purchaser Agent, for the benefit of the Purchasers, a payment in cash of $343,750,000, or the Repurchase Consideration. Following the payment of the Repurchase Consideration, (a) all Revenue Interests were deemed to have been repurchased and all Obligations, debts and liabilities of the Company under the RIPA and the Transaction Documents (as defined in the RIPA) were deemed to have been paid and satisfied in full, and automatically released, discharged and terminated, and the RIPA and all other Transaction Documents automatically terminated, and all liens, security interests and pledges in favor of, granted to or held by the Purchaser Agent to secure the Obligations under the Transaction Documents were automatically terminated and released.

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
We have never been profitable. Our net losses were $29.5 million and $30.4 million, respectively, for the three and nine months ended September 30, 2024. Our net losses were $41.3 million and $152.9 million, respectively, for the three and nine months ended September 30, 2023. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, including, among others:

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

During the nine months ended September 30, 2024, we incurred $5.6 million in expenses related to ongoing clinical studies.
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
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with DSE, Otsuka, and Daiichi Sankyo Co. Ltd, or DS. Collaboration revenue for the nine months ended September 30, 2024 was primarily related to the Settlement Agreement with DSE and sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Collaboration revenue for the three months ended September 30, 2024 and three and nine months ended September 30, 2023 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
Interest Expense
Interest expense is related to our Royalty Purchase Agreement with OCM IP Healthcare Portfolio LP, or OMERS, entered into on June 27, 2024, Revenue Interest Purchase Agreement, or RIPA, with Oberland, an affiliate of Oberland Capital, and our convertible notes.
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

Liability Related to the Sale of Future Royalties

In June 2024, we entered into a royalty sale agreement for the future royalties from our collaboration agreement with DSE for up to 1.7x the purchase price, or $518 million. The royalty sale liability related to the agreement is presented net of deferred issuance costs on the balance sheets. We impute interest expense associated with this liability using the effective interest rate method which is presented as interest expense on the statements of operations. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted royalty sales. This estimate is complex and highly judgmental as it is based on our future royalty projections and expectations about future economic and market conditions. We evaluate the interest rate quarterly based on our forecasted royalty sales from our license partner, historical experience and current market conditions utilizing the prospective method. A significant increase or decrease in royalties will materially impact the royalty sale liability, interest expense and the time period for repayment. Issuance costs in connection with the royalty sale agreement are amortized to interest expense over the estimated term of the agreement.

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$31,106	$20,251	$10,855
Collaboration revenue	20,526	13,718	6,808
Operating Expenses:
Cost of goods sold	17,286	13,377	3,909
Research and development	10,397	14,885	(4,488)
Selling, general and administrative	39,975	33,240	6,735
Loss from operations	(16,026)	(27,533)	11,507
Interest expense	(15,082)	(14,995)	(87)
Other income, net	1,584	1,278	306
Net loss	$(29,524)	$(41,250)	$11,726
Product sales, net
Product sales, net for the three months ended September 30, 2024 was $31.1 million compared to $20.3 million for the three months ended September 30, 2023, an increase of approximately $10.8 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET compared to the third quarter of 2023.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended September 30, 2024 was $20.5 million compared to $13.7 million for the three months ended September 30, 2023, an increase of $6.8 million. The increase is primarily due to increased royalty sales growth within our partner territories and product sales to our collaboration partners from our supply agreements.
Cost of goods sold
Cost of goods sold for the three months ended September 30, 2024 was $17.3 million compared to $13.4 million for the three months ended September 30, 2023, an increase of $3.9 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements.

Research and development expenses
Research and development expenses for the three months ended September 30, 2024, were $10.4 million, compared to $14.9 million for the three months ended September 30, 2023, a decrease of $4.5 million. The decrease in research and development expenses was primarily attributable to a decrease in costs related to CLEAR Outcomes study following the announcement and presentation of our CLEAR Outcomes study results.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2024, were $40.0 million, compared to $33.2 million for the three months ended September 30, 2023, an increase of approximately $6.8 million. The increase in selling, general and administrative expenses was primarily attributable to increased commercial headcount, bonuses, and promotional costs associated with the launch of the expanded labels for NEXLETOL and NEXLIZET.
Interest expense
Interest expense for the three months ended September 30, 2024, was $15.1 million, compared to $15.0 million for the three months ended September 30, 2023, an increase of $0.1 million. Interest expense for the three months ended September 30, 2024 was related to our royalty sale liability and convertible notes. Interest expense for the three months ended September 30, 2024 was related to our revenue interest liability and convertible notes.
Other income, net
Other income, net for the three months ended September 30, 2024, was $1.6 million, compared to $1.3 million for the three months ended September 30, 2023, an increase of $0.3 million. The increase in other income, net was primarily due to higher interest income on our investments due to higher cash equivalents.
Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$84,164	$57,575	$26,589
Collaboration revenue	179,037	26,509	152,528
Operating Expenses:
Cost of goods sold	42,970	31,815	11,155
Research and development	35,261	68,365	(33,104)
Selling, general and administrative	126,148	97,100	29,048
Income (loss) from operations	58,822	(113,196)	172,018
Interest expense	(42,829)	(43,919)	1,090
Loss on extinguishment of debt	(53,235)	—	(53,235)
Other income, net	6,815	4,211	2,604
Net loss	$(30,427)	$(152,904)	$122,477
Product sales, net
Product sales, net for the nine months ended September 30, 2024 was $84.2 million compared to $57.6 million for the nine months ended September 30, 2023, an increase of $26.6 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET compared to the first nine months of 2023.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the nine months ended September 30, 2024 was $179.0 million compared to $26.5 million for the nine months ended September 30, 2023, an increase of $152.5 million. The increase is primarily due to revenue recognized from our Settlement Agreement with DSE in the first half of 2024 and increased product sales to our collaboration partners from our supply agreements and royalty sales growth within our partner territories.

Cost of goods sold
Cost of goods sold for the nine months ended September 30, 2024 was $43.0 million compared to $31.8 million for the nine months ended September 30, 2023, an increase of $11.2 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements.

Research and development expenses
Research and development expenses for the nine months ended September 30, 2024, were $35.3 million, compared to $68.4 million for the nine months ended September 30, 2023, a decrease of $33.1 million. The decrease in research and development expenses was primarily attributable to a decrease in costs related to CLEAR Outcomes study following the announcement and presentation of our CLEAR Outcomes study results in 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2024, were $126.1 million, compared to $97.1 million for the nine months ended September 30, 2023, an increase of $29.0 million. The increase in selling, general and administrative expenses was primarily attributable to increased commercial headcount, bonuses, and promotional costs associated with the launch of the expanded labels for NEXLETOL and NEXLIZET.
Interest expense
Interest expense for the nine months ended September 30, 2024, was $42.8 million, compared to $43.9 million for the nine months ended September 30, 2023, a decrease of $1.1 million. Interest expense for the nine months ended September 30, 2024 was related to our revenue interest liability, which we repurchased on June 27, 2024, our royalty sale liability, entered into on June 27, 2024, and our convertible notes. Interest expense for the nine months ended September 30, 2023, was related to our revenue interest liability and convertible notes.
Loss on extinguishment of debt
Loss on extinguishment of debt for the nine months ended September 30, 2024, was $53.2 million, with no such loss recognized for the nine months ended September 30, 2023. The loss on extinguishment of debt was due to the repurchase of the Revenue Interests under our RIPA with Oberland in the second quarter of 2024.
Other income, net
Other income, net for the nine months ended September 30, 2024, was $6.8 million, compared to $4.2 million for the nine months ended September 30, 2023, an increase of $2.6 million. The increase in other income, net was primarily due to higher interest income on our investments due to higher cash equivalents.
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

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the three and nine months ended September 30, 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program. During the three and nine months ended September 30, 2024, we issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program.

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

On January 2, 2024, we entered into the Settlement Agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125.0 million, including (1) a $100.0-million payment within 15 business days of the effective date of the Settlement Agreement, which we received in January 2024, and (2) a $25.0-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe, which we received in June 2024. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed.

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

As of September 30, 2024, our primary sources of liquidity were our cash and cash equivalents which totaled $144.7 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$11,298	$(98,431)
Net cash (used in) provided by investing activities	(317)	42,500
Net cash provided by financing activities	51,488	45,989
Net increase (decrease) in cash and cash equivalents	$62,469	$(9,942)
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.
Net cash provided by operating activities totaled $11.3 million for the nine months ended September 30, 2024, compared to $98.4 million of cash used in operating activities for the nine months ended September 30, 2023. Net cash provided by operating activities of $11.3 million for the nine months ended September 30, 2024 consisted primarily of net product sales of NEXLETOL and NEXLIZET and collaboration revenue from the Settlement Agreement with DSE partially offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash items such as the loss on extinguishment of debt associated with our revenue interest purchase agreement, royalty revenue from DSE paid or to be paid to OCM IP Healthcare Portfolio LP, or OMERS, stock-based compensation expense, interest expense related to our RIPA with Oberland and royalty sale agreement, depreciation and amortization and changes in working capital. Net cash used in operating activities of $98.4 million in for the nine months ended September 30, 2023 consisted primarily of net product sales of NEXLETOL and NEXLIZET fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
Investing Activities
Net cash used in investing activities of $0.3 million for the nine months ended September 30, 2024 consisted of purchases of property, plant and equipment. Net cash provided by investing activities of $42.5 million for the nine months ended September 30, 2023 consisted of proceeds from the sales of highly liquid, interest bearing investment grade and government securities.
Financing Activities
Net cash provided by financing activities of $51.5 million for the nine months ended September 30, 2024 related primarily to our January 2024 Offering, royalty sale agreement and warrant exercises, offset partially by the cash outlays resulting in the extinguishment of our revenue interest liability. Net cash provided by financing activities of $46.0 million for the nine months ended September 30, 2023 related primarily to proceeds from our registered direct offering and net proceeds from our 2023 ATM Program, partially offset by payments on our revenue interest liability.
As noted above, we received approximately $90.7 million, after deducting the underwriting discounts and estimated offering expenses, from our January 2024 Offering. Refer to Note 14 “Stockholders’ Deficit—Underwriting Agreement” in our condensed financial statements included in this Quarterly Report on Form 10-Q for further information.
On June 27, 2024, we entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with OMERS. Pursuant to the Purchase Agreement, we sold a portion of the royalties payable on net sales of Bempedoic Acid from our collaboration partner DSE. Pursuant to the Purchase Agreement, we received $304.7 million, less issuance costs. Refer to Note 9 "Sale of Future Royalties" in our condensed financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 for further information.
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

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the three and nine months ended September 30, 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program. During the three and nine months ended September 30, 2024, we issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

On March 22, 2023, we issued and sold, in a registered direct offering, or the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Registered Direct Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share. The warrants are immediately exercisable and will expire on September 22, 2026, which may provide us with additional funding, if such warrants are exercised by their holders. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.001 per share. The pre-funded warrants were immediately exercisable and could be exercised at any time. As of September 30, 2024, no pre-funded warrants were outstanding as all were exercised during the year ended 2023. During the year ended December 31, 2023, we received net proceeds of approximately $8.4 million from the exercise of warrants and pre-funded warrants. We received net proceeds of approximately $51.3 million related to the Registered Direct Offering after deducting placement agent fees and related offering expenses of $4.2 million, and we received approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. In the nine months ended September 30, 2024, we received net proceeds of approximately $14.8 million from the exercise of warrants in connection with the Registered Direct Offering.

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
As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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

As of September 30, 2024, our patent estate, including patents we own, on a worldwide basis, included approximately 11 issued United States patents and 10 pending United States patent applications and over 30 issued patents and over 80 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.

Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2030, which includes 711 days of patent term adjustment, and five years of patent term extension. We have one granted European patent that has been validated in numerous European countries including France, Germany, United Kingdom, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We obtained five year patent term extensions via supplementary protection certificates for 24 national patents validated from the granted European patent, which extends our patent protection in those countries until 2028. Additionally, we have one patent family that includes U.S. Patent Nos. 11,407,705 and 11,987,548, directed to methods of manufacturing high purity bempedoic acid, one pending U.S. patent application directed to the same, U.S. Patent No. 11,613,511 directed to compositions of matter of high purity bempedoic acid, one pending U.S. patent application directed to the same, U.S. Patent No. 11,760,714 directed to pharmaceutical formulations containing the same, and U.S. Patent No. 11,926,584 directed to methods of lowering low-density lipoprotein cholesterol (LDL-C) using the same and one pending U.S. patent application directed to methods of treatment using the same, and one granted patent and 18 pending patent applications outside of the United States. U.S. Patent Nos. 11,407,705, 11,613,511, 11,760,714, 11,926,584, and 11,987,548 and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating patients with familial hypercholesterolemia using the bempedoic acid / ezetimibe combination are claimed in U.S. Patent Nos. 10,912,751 and 11,744,816 that are scheduled to expire in March 2036. We also have one pending U.S. patent application, and nine issued patents and 11 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination. Additionally, we have one pending U.S. patent application, and 9 issued patents and 24 pending applications outside the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, i.e., U.S. Patent No. 11,116,739, one pending U.S. patent application, and 11 issued patents and 13 pending applications outside the U.S., with claims directed to combinations of bempedoic acid and one or more statins and/or methods of using said combinations. U.S. Patent No. 11,116,739 is scheduled to expire in March 2036.

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

Furthermore, starting in March 2024, we received notices from nine pharmaceutical companies, six of which filed exclusively with respect to NEXLETOL and four of which filed with respect to NEXLETOL and NEXLIZET (each, an “ANDA Filer”), that each company had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval of a generic version of NEXLETOL and/or NEXLIZET, as applicable. The ANDAs each contained Paragraph IV certifications alleging that certain of our Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. It is possible that one or more additional companies may file with the FDA an ANDA for a generic version of, or an 505(b)(2) NDA that references, one or both of bempedoic acid or bempedoic acid / ezetimibe combination tablet, in which the competitor would claim that our patents are invalid or not infringed. Competition that our approved products could face from an approved generic and other versions of our approved products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing bempedoic acid or bempedoic acid / ezetimibe combination tablet. For further details, please see our risk factor entitled “If the FDA, EMA or other comparable foreign regulatory authorities approve generic or other versions of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the sales of our approved products could be adversely affected.”

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

Once a new drug application, or NDA, is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act to the Federal Food, Drug, and Cosmetic Act, or FDCA, a company may seek approval of generic versions of reference listed drugs through submission of ANDA, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

Starting in March 2024, we received notices from each ANDA Filer that each company had filed an ANDA with the FDA seeking approval of a generic version of NEXLETOL and/or NEXLIZET, as applicable. The ANDAs each contained Paragraph IV certifications alleging that certain of our patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.

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

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.2	June 12, 2013	333-188595

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 26, 2022	001-35986

3.3	Certificate of Validation relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022	8-K	3.1	September 20, 2022	001-35986

3.4	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	June 15, 2023	001-35986

3.5	Second Amended and Restated Bylaws of the Registrant dated April 29, 2021	10-Q	3.1	May 4, 2021	001-35986

4.1	Specimen Common Stock Certificate	S-1	4.1	June 12, 2013	333-188595

10.1#	Transition Agreement, dated August 3, 2024, by and between the Company and JoAnne Foody	8-K	10.1	August 5, 2024	001-35986

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*Filed herewith.

# Management contract or compensatory plan or arrangement.

+    The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

November 7, 2024	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ Benjamin Halladay
Benjamin Halladay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)