Form 10-K
period 2024-12-31
Esperion Therapeutics, Inc.
filed 2025-03-07
CIK 1434868

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024, based upon the closing price of $2.22 of the registrant’s common stock as reported on the NASDAQ Global Market as of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $435.1 million. For purposes of foregoing calculation only, all directors and executive officers of the registrants are assumed to be affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of February 28, 2025, there were 197,848,886 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2024.

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
•We depend almost entirely on the success of two products, the bempedoic acid tablet and the bempedoic acid / ezetimibe combination tablet. There is no assurance that our continued commercialization efforts in the U.S. and our partner's efforts, including Daiichi Sankyo Europe GmbH, or DSE, Otsuka Pharmaceutical Co., Ltd., or Otsuka, and Daiichi Sankyo Co. Ltd, or DS, with respect to either product will be successful or that we will be able to generate revenues at the levels or within the timing we expect or at the levels or within the timing necessary to support our corporate goals.
•We have limited operating history as a commercial company and limited experience in the marketing and sale of NEXLETOL® (bempedoic acid) tablet and NEXLIZET® (bempedoic acid and ezetimibe) tablet in the U.S.
•The commercial success of our approved drugs, and of any future approved drugs, will depend upon, among other things, the degree of market acceptance by physicians, patients, third-party payers, and others in the medical community
•Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
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
•We have obtained regulatory approval from the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA (which, with respect to the United Kingdom, or UK, converted to a Great Britain marketing authorization on January 1, 2021), and the Swiss Agency for Therapeutic Products, or Swissmedic, for both of our leading products based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin, and are now the only LDL-C lowering non-statin drugs indicated for primary prevention patients. We cannot be certain that we will be able to obtain approval for these expanded indications from regulatory authorities in other territories we or our ex-U.S. commercial partners decide to pursue, or successfully commercialize our products and any future product candidates in any territories. Additionally, we cannot be certain that we will be able to obtain approval of either of our products for any other indication or approval of any future product candidates.

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
•Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of the bempedoic acid tablet and the bempedoic acid / ezetimibe combination tablet for commercialization and clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our drugs or drug candidates or such quantities at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts.

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
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:
•our ability to successfully commercialize NEXLETOL® (bempedoic acid) tablet and NEXLIZET® (bempedoic acid and ezetimibe) tablet in the United States and any other jurisdictions where we or our ex-U.S. partners may receive marketing approval in the future;
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
•our ability to obtain applicable milestone payments from our partners and generate additional revenue as a result of the expanded indications for our products;
•our ability to realize the intended benefits of the commercial collaboration and license arrangements with DSE, Otsuka, DS, and our other partners, including receiving potential milestone or royalty payments from collaboration partners;
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
•our ability to respond and adhere to changes in regulatory requirements, including any requirement to conduct additional, unplanned clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet;
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
•our ability to meet our payment obligations under our credit agreement and to service the interest on our convertible notes and repay such notes, to the extent required;
•the impact of global economic and geopolitical developments on our business, including economic slowdowns or recessions and market disruptions that may result from, among others, global conflicts, tariffs (including tariffs that have been or may in the future be imposed by the United Stated or other countries), sanctions, trade protection measures or other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), trade protection measures, economic sanctions, an inflationary environment, which could harm our commercialization efforts, as well as the value of our common stock and our ability to access capital markets; and
•our ability to compete with other companies that are, or may be, developing or selling products that may compete with bempedoic acid and the bempedoic acid / ezetimibe combination tablet, in the United States and in Europe, and in other territories.

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
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our products include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
This Annual Report on Form 10-K contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Annual Report. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to the Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I
Unless the context requires otherwise, references in this report to “Esperion” the “Company,” “we,” “us,” and “our” refer to Esperion Therapeutics, Inc.
Item 1. Business
Overview
Esperion is a commercial stage biopharmaceutical company currently focused on bringing new medicines to patients that address unmet medical needs. We have developed and are commercializing U.S. Food and Drug Administration, or FDA, approved oral, once-daily, non-statin medicines for patients who are at risk for cardiovascular disease, or CVD and are struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution, international partnerships and collaborations, and advancement of our pre-clinical pipeline, we continue to evolve into a leading global biopharmaceutical company.

Our lead products NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established CVD, or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. Our products were approved by the FDA, European Commission, or EC, and Swiss Agency for Therapeutic Products, or Swissmedic in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd., or Otsuka, our Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka filed a New Drug Application, or NDA, in Japan in November 2024, with expected approval and National Health Insurance, or NHI, pricing in the second half of 2025. We filed supplemental NDAs for product approvals in Canada in November 2024 and our collaboration partners plan to file in Australia and Israel in the first half of 2025.

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

On May 22, 2024, we announced that the EC approved the label update of both NILEMDO and NUSTENDI as treatments for hypercholesterolemia and to reduce the risk of adverse cardiovascular events. The EC’s decisions to update the labels of bempedoic acid and the bempedoic acid / ezetimibe fixed dose combination are based on the positive CLEAR Outcomes trial results and makes them the first and only LDL-C lowering treatments indicated for primary and secondary prevention of cardiovascular events. NILEMDO and NUSTENDI are approved to reduce cardiovascular risk in patients with or at high risk for ASCVD.
On June 27, 2024, we entered into a Royalty Purchase Agreement, or the Purchase Agreement, with OCM IP Healthcare Portfolio LP, or OMERS, a limited partnership formed under the laws of the Province of Ontario, Canada, or the Purchaser. Pursuant to the Purchase Agreement, we sold to the Purchaser, and the Purchaser purchased for approximately $304.7 million, a portion of the royalties payable on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the DSE Territory (as defined in the License and Collaboration Agreement) pursuant to the License and Collaboration Agreement dated January 2, 2019, between Daiichi Sankyo Europe GMBH, or DSE, and the Company, as amended, or the License and Collaboration Agreement and such royalties being the Royalty Interests).

The Purchaser acquired 100% of the Royalty Interests until such time as the Purchaser has received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to approximately $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to us. The Purchase Agreement contains other customary terms and conditions, including representations and warranties, covenants and indemnification obligations in favor of each party.

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

On December 13, 2024, we entered into a credit agreement, or Credit Agreement, with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P. The Credit Agreement provides for a $150.0 million term loan, or the Loan, which was borrowed in full at closing. Proceeds from the Loan were used repay a portion of the outstanding obligations under our existing $265.0 million aggregate principal amount 4.00% Convertible Senior Subordinated Notes due November 2025, or the 2025 Notes, and to pay fees and expenses in connection with the Credit Agreement.

On December 17, 2024, we entered into privately negotiated exchange and subscription agreements, or the Agreements, with certain holders of our outstanding 2025 Notes. Pursuant to the Agreements, we issued $100.0 million aggregate principal amount of our 5.75% Convertible Senior Subordinated Notes due 2030, or the 2030 Notes. consisting of (a) approximately $57.5 million principal amount of 2030 Notes, along with approximately $153.4 million in cash, including accrued interest, issued in exchange for approximately $210.1 million principal amount of the 2025 Notes, or the Exchange Transaction, and (b) approximately $42.5 million principal amount of 2030 Notes for cash.

Our Strategy

We are focused on discovering, developing, and commercializing innovative medicines to help improve outcomes for patients. Our strategy for accomplishing this includes the following:

•Execution of our strategic commercialization plan in order to generate significant growth for our currently approved products. We expect our label expansions and promotional efforts to unlock significant growth potential for NEXLETOL and NEXLIZET in the United States, with additional, commensurate growth potential in Europe and other territories driven by our partners efforts in those territories.

•Continue to advance our preclinical pipeline. We are leveraging our existing research and development capabilities to advance and grow our internal preclinical pipeline candidates, including next-generation ATP Citrate Lyase, or ACLY, inhibitors, which have potential for broad therapeutic application.

•Broaden our company beyond the bempedoic acid franchise. We are engaging in business development activities to potentially leverage our existing commercial organization to help commercialize additional products in the United States.

Product Overview
NEXLETOL is a first-in-class ACLY inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. Completed Phase 3 studies whose primary endpoint was LDL-C lowering were conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, and demonstrated an average 18% placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. The completed Phase 3 Cholesterol Lowering via Bempedoic acid, an ACL-Inhibiting Regimen (CLEAR) Outcomes trial in patients unwilling or unable to take statins and who had, or were at high risk for, CVD demonstrated on average a 20.0% placebo corrected LDL-C lowering, and a resulting 13% lower risk of major cardiovascular events versus placebo. NEXLETOL was approved by the FDA in February 2020 and received an expanded cardiovascular risk reduction indication from the FDA in March 2024.
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
NILEMDO is a first-in-class ACLY inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. NILEMDO was approved by the EC, in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated. In May 2024, the EC approved an expanded indication for NILEMDO to reduce cardiovascular risk in patients with or at high risk for ASCVD.
NUSTENDI contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. NUSTENDI was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin in addition to ezetimibe, alone in patients who are either statin-intolerant or for whom a statin is contraindicated, and are unable to reach LDL-C goals with ezetimibe alone, or as an adjunct to diet in adult patients already being treated with the combination of bempedoic acid and ezetimibe as separate tablets with or without statin. In May 2024, the EC approved an expanded indication for NUSTENDI to reduce cardiovascular risk in patients with or at high risk for ASCVD.
Mechanism of Action
In November 2016, we announced the publication of “Liver-specific ACLY inhibition by bempedoic acid decreases LDL-C and attenuates atherosclerosis,” by Pinkosky et al., in Nature Communications. The paper outlines the experiments and analyses undertaken by us and our collaborators to understand the mechanism of action for how bempedoic acid reduces LDL-C, including its specificity for the liver. Bempedoic acid is an ACLY inhibitor that lowers LDL-C by inhibition of cholesterol synthesis in the liver. ACLY is an enzyme upstream of 3-hydroxy-3-methyl-glutaryl-coenzyme A, or HMG-CoA, reductase in the cholesterol biosynthesis pathway. Bempedoic acid and its active metabolite, ESP15228, require coenzyme A, or CoA, activation by very long-chain acyl-CoA synthetase 1, or ACSVL1, to ETC-1002-CoA and ESP15228-CoA, respectively. ACSVL1 is expressed primarily in the liver. Inhibition of ACL by ETC-1002-CoA results in decreased cholesterol synthesis in the liver and lowers LDL-C in blood via upregulation of low-density lipoprotein receptors.
Global Cardiovascular Outcomes Trial—CLEAR Outcomes

CLEAR Outcomes was a Phase 3 clinical study designed to evaluate if treatment with bempedoic acid reduces the risk of cardiovascular events in patients with statin intolerance who have CVD or are at high risk for CVD. We initiated CLEAR Outcomes in December 2016 and completed enrollment in August 2019. The primary endpoint of the study was the effect of bempedoic acid on the four-component MACE (cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or coronary revascularization.

The study included nearly 14,000 patients from over 1,200 sites in 32 countries. Eligible patients at high risk for ASCVD (primary prevention) or with established ASCVD (secondary prevention), who were unable to take recommended statin therapy (including those not taking a statin), and with LDL-C ≥100 mg/dL, were randomized to receive bempedoic acid 180 mg once-daily by mouth or matching placebo. The median duration of follow-up was 3.4 years. The average LDL-C level at the start of the study was 139 mg/dL.

On December 7, 2022, we announced that the study had met its primary endpoint. On March 4, 2023, we announced the full results from the CLEAR Outcomes trial at the Scientific Sessions of the American College of Cardiology with a simultaneous publication in the New England Journal of Medicine. The study showed that bempedoic acid demonstrated a significant 13% cardiovascular risk reduction in MACE-4 events and significantly reduced the risk of heart attack by 23% and coronary revascularization by 19% as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to take recommended statin therapy. Furthermore, in several key prespecified subgroups, including females, persons of Hispanic ethnicity, and those with obesity, the beneficial effects observed with bempedoic acid are consistent. The proportions of patients experiencing adverse events and serious adverse events were similar between the active bempedoic acid and placebo treatment groups. Adverse events led to discontinuation of treatment in 11% of patients on bempedoic acid compared to 10% of patients on placebo. Adverse events occurring in greater than 2% of the study population and at least 0.5% more than placebo included hyperuricemia (8%), renal impairment (9%), anemia (4%), elevated liver enzymes (3%), muscle spasms (3%), gout (2%), and cholelithiasis (1%). Bempedoic acid, contained in NEXLETOL® and NEXLIZET® (bempedoic acid and ezetimibe) tablets, became the first LDL-C lowering therapy since statins to demonstrate the ability to lower MACE in both primary and secondary prevention patients for whom limited therapies exist. When evaluating these results in the context of prior statin trials (based on the Cholesterol Treatment Trialists’, “CTT”, meta-analyses), when normalized to a 1.0 mmol/L (39 mg/dL) LDL-C reduction, the CV risk reduction with bempedoic acid shown via the CTT major vascular event endpoint is comparable to the normalized risk reduction observed with statin therapies.

On June 23, 2023, a prespecified analysis of the primary prevention population (30% of CLEAR Outcomes trial participants) was presented at the American Diabetes Association Scientific Sessions and simultaneously published in JAMA (Journal of the American Medical Association). Results from this primary prevention analysis show a significant 30% reduction in cardiovascular risk in the primary prevention population making bempedoic acid the first LDL-C lowering therapy since statins to demonstrate cardiovascular risk reduction in a primary prevention population.

On August 26, 2023, a prespecified analysis of the total number of cardiovascular events in the CLEAR Outcomes trial population was presented at the European Society of Cardiology and subsequently published in JAMA Cardiology. The results reflect the impact of bempedoic acid on the total incidence of MACE, not just the first event. Treatment with bempedoic acid was associated with a risk reduction of 20% in total MACE-4 events (composite of MACE including non-fatal myocardial infarction, non-fatal stroke, coronary revascularization and cardiovascular death), 17% in total MACE-3 events (composite of MACE including non-fatal myocardial infarction, non-fatal stroke and cardiovascular death), 31% in total myocardial infarctions, and 22% in total coronary revascularizations. We believe these data reinforce the benefit of lowering LDL-C with bempedoic acid in high-risk patients, potentially preventing multiple events over time.

On August 26, 2023, a prespecified analysis of the CLEAR Outcomes trial population by patient diabetes status at enrollment (e.g., diabetes, prediabetes, normoglycemic) was presented at the European Society of Cardiology and subsequently published in The Lancet Diabetes and Endocrinology. Of the 13,970 patients included in CLEAR Outcomes, 45.6% had diabetes, 41.5% had pre-diabetes, and 12.9% were normoglycemic. Bempedoic acid demonstrated a benefit in patients with diabetes at baseline, showing a 17% reduction in cardiovascular risk. For patients without diabetes at enrollment, bempedoic acid use was not associated with an increased risk of new onset diabetes compared with placebo, which is a key differentiating feature compared to statins.

Along with the reduction in LDL-C seen with bempedoic acid in CLEAR Outcomes, bempedoic acid also reduced a key marker of inflammation, high sensitivity C-reactive protein (hsCRP), by nearly 22% compared to placebo. An analysis of hsCRP in CLEAR Outcomes was presented at the 2023 American Heart Association Scientific Session which showed a relationship between elevated levels of hsCRP and risks for cardiovascular events. Longer term inflammatory risk can also be assessed via red blood cell distribution width (RDW), which like hsCRP, is correlated to risk of cardiovascular events. Patients randomized to bempedoic acid exhibited lower RDW values over the course of CLEAR Outcomes compared with placebo. These data were presented at the European Society of Cardiology Congress 2024.

Long-term Safety Profile

The long-term safety profile of bempedoic acid from CLEAR Outcomes is reported in a 2024 publication in Journal of Clinical Lipidology, reflecting safety data over the median 3.4 years follow up. Bempedoic acid was generally well tolerated compared to placebo, reinforcing the positive risk to benefit profile of bempedoic acid. Importantly, select adverse events of concern were observed with similar incidences between bempedoic acid and placebo, including tendon rupture/tendinopathies, renal failure/acute kidney injury, new onset diabetes, and myalgia (muscle pain).

Product Pipeline

Next Generation ACLY inhibitors

ACLY is an enzyme strategically positioned at the intersection of nutrient catabolism and cholesterol and fatty acid biosynthesis. We are leading the investigation of ACLY biology, having brought the first ACLY inhibitor to the market. While preclinical studies and Mendelian randomized trials support a causal role for ACLY in dyslipidemia and ASCVD, they also suggest potential additional effects on metabolism that may benefit other disease states such as type 2 diabetes and metabolic dysfunction-associated steatotic liver disease (MASLD)/metabolic associated steatohepatitis (MASH). Furthermore, emerging evidence implicates ACLY as a key metabolic checkpoint utilized by multiple cell types to sense nutrient availability and coordinate metabolic adaptations with cell-specific functions. This expanded understanding has provided key insight into novel connections between chronic positive energy balance and aberrant metabolism and the maladaptation of multiple inflammatory, immune, fibrotic, extra-cellular matrix remodeling, and proliferative processes. Our scientific team is exploring this novel insight into ACLY biology. Along with the implementation of leading-edge discovery technology and data science approaches, we aim to reveal new therapeutic opportunities and develop next-generation inhibitors optimized to address multiple life-threatening diseases.

Cardiovascular Disease and Elevated LDL-C
ASCVD is a chronic, progressive disease; the presence of increasing LDL-C is causal in the development of ASCVD and plays a central role in the multifactorial disease process of lipid accumulation and systemic inflammation. ASCVD is the underlying cause of many major CV events including myocardial infarction, or MI, and ischemic stroke. In practice, ASCVD can include a spectrum of diagnoses, including acute events such as MI or stroke, coronary revascularization procedures, as well as conditions such as peripheral artery disease, or PAD, coronary artery disease, or CAD, or angina.
Extensive evidence has shown that LDL-C is a major modifiable risk factor for ASCVD. Studies further suggest that the causal effect of LDL-C on the risk of ASCVD is determined by both the degree and length of time LDL-C is elevated. The relationship between LDL-C levels and ASCVD risk has important implications, including:
• Lower LDL-C level attained using therapies that target LDL receptors yield greater clinical benefit in CV risk reduction than therapies that do not;
• There is a generally straight-line relationship between absolute reductions in LDL-C and reductions in the incidence of major vascular events (e.g., lower LDL-C is related to proportionally lower event rates);
• Cumulative LDL-C burden is a determinant of when ASCVD starts and/or gets worse; and
• Lowering LDL-C levels in patients with high CV risk earlier (rather than later) is recommended, especially for patients with familial hypercholesterolemia (FH).
Blood Cholesterol Guidelines
LDL-C is currently the focus of healthcare provider efforts to improve the cholesterol profile in individuals at risk for or with established ASCVD. Evidence overwhelmingly shows that cardiovascular risk reduction is correlated to the magnitude of LDL-C reduction, and that lowering LDL-C levels earlier (rather than later) is recommended, especially for patients with FH. Over the past 20 years since the inception of lipid targets in the NCEP ATP III (National Cholesterol Education Program Adult Treatment Panel III), guidelines have evolved to include continually lower LDL-C treatment targets in patients with established ASCVD.
The goal of treatment with intensive lipid-lowering strategies is to prevent subsequent CV events in patients with established ASCVD (secondary prevention) as well as to prevent the first CV event from occurring in patients who may be at high-risk for ASCVD (primary prevention).
Marketing Opportunity for Bempedoic Acid and the Bempedoic Acid / Ezetimibe Combination Tablet
Overall, 71 million adults in the US are at high risk of CVD and eligible for statin therapy according to the AHA/ACC guidelines. The estimated US prevalence of risk groups based on NHANES is provided below.

US Prevalence Estimates by Statin-Eligible Groups

Patient Subgroup	Estimated Prevalence (in Millions)
ASCVD and age ≥21 years	24.6
LDL-C ≥190 mg/dL	2.3
Diabetes mellitus (DM), age 40–75 years	15
ASCVD risk ≥20%	9.4
Intermediate ASCVD (≥7.5% to <20%) risk and ≥1 risk enhancer(s)	20
Total	71.3
Patients with HeFH or established ASCVD who require additional lowering of LDL-C
We initially developed bempedoic acid and the bempedoic acid /ezetimibe combination tablet as an adjunct to diet and statin therapy for patients with HeFH and/or ASCVD who require additional lowering of LDL-C. We further developed bempedoic acid as a treatment to reduce cardiovascular risk for patients with HeFH and/or ASCVD. The severity of elevated LDL-C in these patients, their level of cardiovascular disease risk and their therapeutic options vary widely.
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
Untreated Patients
Due to a myriad of reasons, as many as 40 million adults in the US with ASCVD or at high-risk for ASCVD remain untreated with statins. This gap in care represents an important public health opportunity.
Unable or Unwilling to Take Guideline Recommended Doses of Statins
Muscle pain and weakness are the most common side effects experienced by statin users and the most common causes for discontinuing therapy. Approximately 7-29% of patients on statins report statin intolerance, and of those, the majority cite statin-associated muscle symptoms, or SAMS, as the cause, while others report laboratory changes, or other non-muscle adverse symptoms independently or in addition to SAMS. Presence of statin intolerance, regardless of the cause, is associated with suboptimal achievement of recommended lipid levels and an increased risk of first and recurrent MACE. In fact, a significant proportion of patients remain on statin therapy despite experiencing muscle-related side effects and require additional LDL-C lowering therapies to help them achieve their LDL-C treatment goals. Accordingly, we believe that in the presence of an oral, once-daily, non-statin LDL-C and cardiovascular risk lowering therapy, the statin intolerant market could grow substantially. According to our research, approximately 5.7 million patients in the United States are not on statins, need additional LDL-C lowering, and it is estimated that many are only able to tolerate less than the lowest approved daily starting dose of their statin and are therefore considered to be statin intolerant.
Other Approved LDL-C Lowering Therapies
Statin Therapy
Statins are the standard of care for patients with hypercholesterolemia today and are highly effective at lowering LDL-C. This class of drugs includes atorvastatin calcium, marketed as Lipitor®, the most prescribed LDL-C lowering drug in the world.
Statins are selective, competitive inhibitors of HMG-CoA reductase, a rate-limiting enzyme in the cholesterol biosynthesis pathway in liver cells. Statin inhibition of cholesterol synthesis increases the number of LDL receptors on the surface of liver cells. This increase in LDL receptors increases uptake of LDL particles into liver cells from the blood, thus lowering LDL-C levels. The exact mechanism of SAMS is unclear, but a few hypotheses have been proposed. These include, but are not limited to: mechanistic effects on the HMG-CoA pathway, direct cellular effects on the mitochondria, genetic factors, and structural effects of statins on skeletal muscle. These effects may be linked to myalgia, potentially leading to statin intolerance.
The benefits of statin use in lowering LDL-C levels and improving cardiovascular outcomes are well documented. However, statins alone are not enough to optimize LDL-C and prevent CVD. Despite the effectiveness of statins and their broad market acceptance >50% of high-risk patients are not at their guideline-recommended LDL-C goal despite receiving high-intensity statin therapy, indicating the need for adjunct non-statin therapy. In addition, approximately 30% of US adults are unable to take recommended levels of statin doses due to statin intolerance. For these reasons, we believe there is a continued unmet need for oral, once-daily, non-statin medicines to treat patients with elevated LDL-C.
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
PCSK9 Inhibitors, Monoclonal Antibodies
PCSK9 inhibitors block an enzyme involved in the degradation of LDL receptors. PCSK9 inhibitors are injectable, monoclonal antibodies to lower LDL-C. As described in currently approved U.S. prescribing information, PCSK9 inhibitors have demonstrated reductions of LDL-C when added on to maximally tolerated statin therapy in patients with HeFH and/or ASCVD. In 2015, the FDA approved two PCSK9 inhibitors: alirocumab, which was developed by Sanofi and Regeneron Pharmaceuticals, and evolocumab, which was developed by Amgen, Inc. These therapies were originally approved as an adjunct to diet and maximally tolerated statin therapy for patients with HeFH and/or ASCVD that require additional lowering of LDL-C. Additionally, evolocumab was approved as an adjunct to diet and other LDL-C lowering therapies for patients with HoFH. In 2016, Pfizer discontinued development of its PCSK9 inhibitor, bococizumab, due to unanticipated attenuation of LDL-C lowering over time in its Phase 3 studies.

In February 2017, Amgen announced top-line results for the FOURIER (Further Cardiovascular Outcomes Research with PCSK9 Inhibition in Subjects with Elevated Risk) CVOT where evolocumab demonstrated a statistically significant 15% reduction in the risk of cardiovascular events. Full results of FOURIER were presented at the Scientific Sessions of the American College of Cardiology in March 2017 and were published in the New England Journal of Medicine in March 2017. The FOURIER study enrolled 27,564 patients with prior ASCVD and LDL-C levels >70 mg/dl receiving background statin therapy. Patients were then blindly randomized to receive evolocumab or placebo and followed until at least 1630 key secondary endpoints (cardiovascular death, myocardial infarction, or stroke) occurred. In a patient population with a median baseline LDL-C level of 92 mg/dl, evolocumab reduced LDL-C by 59% as compared to placebo resulting in a 56 mg/dl absolute difference. This reduction in LDL-C translated to a 15% reduction in the primary endpoint, which was a composite of cardiovascular death, myocardial infarction, stroke, hospitalization for unstable angina, or coronary revascularization. In December 2017, based upon the results of the FOURIER study, the indications for the use of evolocumab were updated to include reduction in risk of myocardial infarction, stroke, and coronary revascularization in adults with established CVD, and for use alone or in combination with other lipid-lowering therapies to reduce LDL-C in adults with primary hyperlipidemia. In November 2024, evolocumab's USPI CV indications were updated to include the reduction of the risk of major adverse CV events (CV death, myocardial infarction, stroke, unstable angina requiring hospitalization, or coronary revascularization) in adults with established CVD.
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
PCSK9 inhibitors, small interfering ribonucleic acid (siRNA)
Novartis AG developed inclisiran and the NDA for inclisiran was submitted to the FDA in December 2019. Inclisiran (which is marketed in the U.S. as Leqvio®) received FDA approval on December 22, 2021. Unlike the PCSK9 antibodies from Regeneron Pharmaceuticals and Sanofi and Amgen, inclisiran is a long-acting RNA interference therapeutic agent that inhibits the synthesis of PCSK9. Findings from clinical studies suggest that inclisiran may be dosed every 6 months, with a 3-month timeframe only between the first and second dose. Like the PCSK9 antibodies, inclisiran is an injectable therapy that lowers LDL-C between 45% to 58% in Phase 3 clinical testing. In November 2019, Novartis AG acquired The Medicines Company. The Medicines Company initiated the ORION-4 trial in October 2018 which is designed to evaluate cardiovascular outcomes in 15,000 people being treated with inclisiran or placebo. Recruitment of ORION-4 was completed September 30, 2023. In November 2021, Novartis launched the VICTORION-2P trial to evaluate major cardiovascular outcomes in 17,004 patients with established CVD treated with inclisiran or placebo. VICTORION-2P is estimated to reach completion in the fourth quarter of 2027. Novartis subsequently initiated VICTORION-1P in March 2023. Similarly, VICTORION-1P aims to evaluate the incidence of MACE in patients treated with inclisiran or placebo; however, this trial has enrolled 14,013 patients without a prior major cardiovascular event and is estimated to reach conclusion in the second quarter of 2029. Inclisiran received an updated indication in July 2023 for use as an adjunct to diet and statin therapy for the treatment of adults with primary hyperlipidemia, including HeFH, to reduce LDL-C.

Revenue

We derive revenue through two primary sources: product sales and collaboration revenue. Product sales, net is related to our sales of NEXLETOL and NEXLIZET in the U.S. NEXLETOL and NEXLIZET were commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively. Collaboration revenue consists of the collaboration payments made to us under our collaboration arrangements outside of the U.S. for the development and commercialization of our product candidates by our partners. Collaboration revenue also includes royalty revenue and sales of bulk tablets of our products to our collaboration partners.
During the year ended December 31, 2024, we recognized $115.7 million in net product sales of NEXLETOL and NEXLIZET and $216.6 million in collaboration revenue, primarily related to the settlement with DSE, or the DSE Settlement, a milestone from Otsuka upon first Japanese New Drug Application, or JNDA, submission in the Otsuka Territory, sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. During the year ended December 31, 2023, we recognized $78.3 million in net product sales of NEXLETOL and NEXLIZET and $38.0 million in collaboration revenue, primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. During the year ended December 31, 2022, we recognized $55.9 million in net product sales of NEXLETOL and NEXLIZET and $19.6 million in collaboration revenue, primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners.
If we fail to complete the development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in other territories outside the U.S. and Europe (including obtaining additional potential indications), or any other product candidates we may develop, our ability to generate future revenue and our results of operations and financial position may be adversely affected.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2024, were $46.2 million, which was primarily related to clinical development costs relating to ongoing clinical studies and compensation related costs, including stock-based compensation. We expect research and development expenses to increase slightly in 2025 due to the start of our phase III pediatric trial and the continuing advancement of our preclinical pipeline.

Selling, General and Administrative
We established our commercialization and distribution capabilities with the commercial launch of NEXLETOL and NEXLIZET in the U.S. We announced collaboration agreements for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet with DSE in 2019, with Otsuka in 2020 and with DS, in 2021.
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
We increased our selling, general and administrative expense in 2024 due to the expanded cardiovascular outcomes indication received in March of 2024 for NEXLETOL and NEXLIZET and the increased marketing and promotional activities along with increased sales force needed to launch the new indication. This included additional third-party commercial support and other promotional related expenses.
Our selling, general, and administrative expense will remain consistent in 2025. As noted above, we increased our commercial organization and sales force in 2024 in anticipation of the new expanded cardiovascular outcomes label for NEXLETOL and NEXLIZET and expect our spend to stay consistent year over year. We will continue to spend on the promotional activities, marketing, and field force related to the continued launch of our expanded label in 2025.

Manufacturing and Supply

Bempedoic acid and the bempedoic acid / ezetimibe combination tablet are small molecule drugs that are synthesized from readily available raw materials using conventional chemical processes. We currently have no manufacturing facilities. We rely on contract manufacturers to produce both drug substances and drug products required for our commercial supply and clinical studies. All lots of drug substance and drug product used in commercial supply and clinical studies are manufactured under current good manufacturing practices, or cGMP. We plan to continue to rely upon contract manufacturers and, potentially, in connection with the transfer of certain manufacturing responsibilities to DSE, collaboration partners to manufacture commercial quantities of the bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States and in Europe and in territories outside of the United States and Europe.

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
On January 2, 2019, we entered into a license and collaboration agreement, or LCA, with DSE. Pursuant to the agreement, we have granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area, or EEA, and Switzerland, or the DSE Territory. DSE will be responsible for commercialization in the DSE Territory. We remain responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory. On June 18, 2020, we entered into an amendment to the LCA Amendment with DSE to include Turkey. DSE’s designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining Regulatory Approval for such products in Turkey. On January 3, 2024, we announced that after a transition period, DSE will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DSE Territory and that we granted DSE the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DSE Territory.

On April 17, 2020, we entered into a license and collaboration agreement, or the Otsuka Agreement, with Otsuka. Pursuant to the Otsuka Agreement, we granted Otsuka exclusive development and commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Japan. Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan.
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
On December 12, 2024, we entered into a license and collaboration agreement with Neopharm. Under the terms of the agreement, we granted Neopharm exclusive commercialization rights to NEXLETOL and NEXLIZET in Israel, Gaza, and West Bank. Neopharm will be responsible for commercialization in these areas.
On February 26, 2025, we entered into a license and distribution agreement with Seqirus Pty Ltd, or CSL Seqirus, for the rights to commercialize NEXLETOL and NEXLIZET in Australia and New Zealand. Under the terms of the agreement, we will receive an upfront and near-term milestone payments and will be responsible for supplying finished product to CSL Seqirus. CSL Seqirus will be responsible for all commercialization activities, including regulatory approval, reimbursement and marketing.
For additional details on the DSE, Otsuka, DS, Neopharm and CSL Seqirus agreements, see Note 3 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
As of December 31, 2024, our patent estate, including patents we own, on a worldwide basis, included approximately 11 issued United States patents and 10 pending United States patent applications and over 30 issued patents and over 90 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2030, which includes 711 days of patent term adjustment, and five years of patent term extension. We believe that this patent could be the subject of an additional six month pediatric exclusivity period. We have one granted European patent that has been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We obtained five year patent term extensions via supplementary protection certificates for 24 national patents validated from the granted European patent, which extends our patent protection in those countries until 2028. Additionally, we have one patent family that includes U.S. Patent Nos. 11,407,705 and 11,987,548, directed to methods of manufacturing high purity bempedoic acid, and one pending U.S. patent application directed to the same and compositions of matter; U.S. Patent No. 11,613,511 directed to compositions of matter of high purity bempedoic acid, and one pending U.S. patent application directed to the same; U.S. Patent No. 11,760,714 directed to pharmaceutical formulations containing high purity bempedoic acid; U.S. Patent No. 11,926,584 directed to methods of lowering LDL-C using high purity bempedoic acid, and one pending U.S. patent application directed to additional methods of treatment using the same; and one granted patent and 19 pending patent applications outside of the United States. U.S. Patent Nos. 11,407,705, 11,613,511, 11,760,714, 11,926,584 and 11,987,548 and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating familial hypercholesterolemia with the bempedoic acid / ezetimibe combination tablet are claimed in U.S. Patent Nos. 10,912,751 and 11,744,816 that are scheduled to expire in March 2036. We also have one pending U.S. patent application, and 10 granted patents and 10 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. Additionally, we have one pending U.S. patent application, and 10 granted patents and 23 pending applications outside of the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, i.e., U.S. Patent No. 11,116,739, one pending U.S. patent application, and 12 granted patents and 11 pending applications outside the U.S., with claims directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using said fixed dose combinations. U.S. Patent No. 11,116,739 is scheduled to expire in March 2036. A European patent in this patent family is currently being opposed at the European Patent Office.

In addition to the patents we own, we also hold an exclusive, worldwide, fully paid-up license on any residual background intellectual property not transferred from Pfizer pursuant to our asset transfer agreement with Pfizer.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing a non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. We have obtained a patent term extension in the United States for U.S. Patent No. 7,335,799. We also have obtained five-year supplementary protection certificates for one of the granted, counterpart European patents. However, any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued U.S. patents relating to bempedoic acid, including patent term extensions we obtained, will expire on dates ranging from late-2030 to mid-2040. However, the actual protection afforded by a patent varies on a claim by claim basis for each applicable product, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
Drugs are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the regulatory authority's refusal to approve pending applications, withdrawal of an approval, clinical holds, untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, debarment, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
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
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced to assess compliance with cGMP;
•satisfactory completion of any FDA inspections of clinical trial sites, sponsor, and/or clinical research organizations, or CROs, to assess compliance with GCP and assure the integrity of clinical data in support of the NDA;
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
NDA and FDA Review Process
The results of product development, nonclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. The submission of an NDA is subject to the payment of a substantial user fee; a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review or for a drug that received orphan drug designation from FDA. The Company obtained a Small Business Waiver from the FDA related to bempedoic acid. There is also an annual prescription drug program fee for each approved prescription drug product on the market.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended made into permanent law pursuant to Food and Drug Administration Safety and Innovation Act (FDASIA), an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or grant full or partial waivers.
The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. The FDA may determine that the Application filed does not allow for substantive review and may issue a Refusal to File, which essentially returns the application back to the Applicant and the clock restarts when resubmitted. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also can require, or an NDA applicant may voluntarily propose, a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of a drug outweigh its risks. Elements of a REMS may include “dear doctor letters,” a medication guide, and in some cases restrictions on distribution. These elements are negotiated as part of the NDA approval, and in some cases may delay the approval date. Once adopted, REMS are subject to periodic assessment and modification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of experts who provide advice and recommendations when requested by the FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee.

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
In certain therapeutic areas, the FDA may grant a conditional approval, or Subpart H, approval if the agreed regulatory path is based on a surrogate endpoint that requires a confirmatory clinical trial to be initiated at the time of Subpart H approval. Subpart H approval comes with many restrictions including limitations on drug promotion, scope of indication and a requirement to complete a pre-agreed confirmatory clinical trial. Following completion of the confirmatory clinical trial, based on the trial results, the FDA may issue a full approval, ask for additional studies and in rare cases initiate withdrawal proceedings to withdraw the approval and the product from market.

Furthermore, additional regulations may be enacted that add to additional requirements for approved products. For example, the FDA may classify a general chemical class of products as having a safety issue even though the products may not directly have a problem, which may result in additional safety and manufacturing controls.

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
Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA. Further, drugs approved under an accelerated approval pathway or Subpart H approval may require pre-approval of all marketing and promotional materials before they are used. The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in

November 2023. The FDA established a one-year stabilization period until November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. In late 2024, the FDA announced it is allowing a further exemption period for eligible trading partners who have successfully completed or made documented efforts to complete data connections with their immediate trading partners, but still face challenges exchanging data. The exemption period for eligible manufacturers and repackagers now extends until May 27, 2025. The law's requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number, and expiration date, in the form of a 2-dimensional data matrix barcode that can be read by humans and machines.

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

The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans, and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug.
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
Additional data or post marketing safety reports obtained globally can impact our products, whether or not we conducted the studies. For example, a research study conducted with bempedoic acid or ezetimibe by any entity globally can impact NEXLETOL and NEXLIZET in the U.S. In addition, the FDA may conduct their own surveillance of data on our products and initiate safety signal identification requiring us to conduct additional studies or analysis that may impact our label. For example, any post marketing data that has a safety signal may require us to disclose the adverse effects in post marketing section of our label.

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

Other Regulatory Matters
Manufacturing, sales, promotion, and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, the Drug Enforcement Administration for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, or FTC, the Occupational

Safety & Health Administration, the Environmental Protection Agency, and state and local governments. In the U.S., sales, marketing, and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (or collectively, the ACA). If drugs are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion, and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.
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
Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time, diligently spent, between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. NDA holders can apply for restorations of patent term to add patent life beyond current expiration dates, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA; however, there can be no assurance that any such extension will be granted to us.
Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. A drug is a NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well- controlled clinical studies necessary to demonstrate safety and effectiveness.
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

In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter is incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program, or MDRP, and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program or could require us to issue refunds to 340B covered entities.

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
The MDRP, requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. The ACA made several changes to the MDRP, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate percentage on most branded prescription drugs of average manufacturer price, or AMP, and adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.
In 2010, the ACA became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA, among other things, increases minimum Medicaid rebates owed by manufacturers under the MDRP and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologic products, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law. Under the American Rescue Plan of 2021, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions.  In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

At the federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our products or drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. On January 5, 2024, the FDA issued to Florida the first approval for a state importation plan for drugs imported from Canada. Several states now have pending applications with the FDA for the import of drugs from Canada, including Colorado, Maine, New Hampshire, and New Mexico. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

In the event we conduct clinical trials in the EEA and UK, we will be subject to additional data protection restrictions, such as the GDPR (as defined below). The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our potential European activities.

European Union Drug Development
Similar to the U.S., the various phases of preclinical and clinical research in EU are subject to significant regulatory controls.
In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, or the Regulation, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022. The Regulation overhauled the previous system of approvals for clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the applicable EU Member State, however, overall related timelines are defined by the Regulation. Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU through the CTIS.
Marketing Authorization
In the EU, medicinal products can only be commercialized after obtaining an EU marketing authorization. There are two types of marketing authorizations.
The first is the centralized marketing authorization, which is issued by the European Commission through the centralized procedure, or CP, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP of the EMA. A centralized marketing authorization is valid throughout the entire territory of the EU, and in the additional countries of the EEA (i.e., Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No. 726/2004, the CP is mandatory for specific products, including for medicinal products produced by certain biotechnological processes, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), products designated as orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of HIV or AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The CP is optional for drugs containing a new active substance not yet authorized in the EU, or for drugs that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.
National marketing authorizations, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the CP. Where a drug has already been authorized for marketing in a Member State of the EU, this national marketing authorization can be recognized in other Member States through the mutual recognition procedure. If the drug has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which authorization is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national marketing authorization in all the Member States (i.e., in the RMS and the Concerned Member States).
Under the above described procedures, before granting the marketing authorization, the EMA or the Competent Authorities of the Member States of the EU make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.
Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State for a nationally authorized product. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any marketing authorization which is not followed by the actual placing of the medicinal product on the EU market (in the case of the CP) or on the market of the authorizing EU Member State (for a nationally authorized product) within three years after authorization, ceases to be valid (the so-called sunset clause).

Reform of the Regulatory Framework in the EU

The European Commission adopted legislative proposals in April 2023 that replaced the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU CP, and a separate authorization was required to supply the same medicine in Great Britain (i.e., England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA, the UK medicines regulator, is now responsible for approving all medicinal products under the EU CP destined for the UK market (i.e., GB and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. On January 1, 2024, the MHRA put in place a new international recognition framework which means that the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new UK marketing authorization.

Post-Approval Controls
The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
All new marketing authorization applications, or MAAs, must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.
Manufacturing
Medicinal products may only be manufactured in the EU, or imported into the EU from another country, by the holder of a manufacturing authorization from the competent national authority. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with EU standards of cGMP before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with cGMP.
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
All of the aforementioned EU rules are generally applicable in the EEA.
Rest of the World Regulation
In addition to regulations in the United States, we are subject to a variety of foreign regulations governing preclinical studies, clinical studies, manufacturing, distribution and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. While we have obtained FDA approval for NEXLETOL and NEXLIZET, and approval from the EC and Swissmedic for NILEMDO and NUSTENDI, and whether or not we obtain FDA, EC, or Swissmedic approval for any future product candidate (or additional indication), we must obtain approval of a product or clinical trial application by the comparable regulatory authorities of foreign countries before we can commence clinical studies or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of preclinical studies, clinical studies, manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
Human Capital Resources
In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Esperion a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees. As of December 31, 2024, we had 304 full-time employees. Five of our employees have Ph.D. degrees, two have M.D. degrees and twenty have PharmD degrees. 38 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical drug development and commercialization skills and experience.

Facilities
Our corporate headquarters are located in Ann Arbor, Michigan where we lease and occupy approximately 11,500 square feet of office space. We believe that our existing facilities are adequate for our current needs.

Legal Proceedings
DSE Litigation

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

On January 2, 2024, we entered into a settlement agreement with DSE to amicably resolve and dismiss the commercial dispute that was pending in the Southern District of New York, or the Settlement Agreement. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125 million, including (1) a $100-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for ASCVD. The legal action pending in the United States District Court for the Southern District of New York was subsequently dismissed.

Pursuant to the Settlement Agreement, also on January 2, 2024, we entered into a 3rd Amendment to the License and Collaboration Agreement dated January 2, 2019 with DSE, and a 1st Amendment to the License and Collaboration Agreement dated April 26, 2021 with DS. The DSE Amendment and the DS Amendment grant each of DSE and DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in their existing respective territories of the EEA, UK, Switzerland and Turkey, or the DSE Territory, and South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. Further, after a transition period, DSE and DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for, respectively, the DSE Territory and DS Territory. As of January 2, 2024, DSE has sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

ANDA Litigation

Starting in March 2024, the Company received notices from nine pharmaceutical companies, six of which filed exclusively with respect to NEXLETOL and four of which filed with respect to NEXLETOL and NEXLIZET (each, an “ANDA Filer”), notifying the Company that each company had filed an ANDA with the FDA seeking approval of a generic version of NEXLETOL and/or NEXLIZET in the United States, as applicable. The ANDAs each contained Paragraph IV certifications alleging that certain of the Company’s Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.

Under the Hatch-Waxman Act to the FDCA, the Company had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLETOL or NEXLIZET, as applicable, NDA or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first.

Beginning in May 2024, the Company filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer: Accord Healthcare Inc.; Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with an affiliate); Dr. Reddy’s Laboratories Inc. (along with an affiliate); Hetero USA Inc. (along with affiliates); Micro Labs USA Inc. (along with an affiliate); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited; and Sandoz Inc. The Company’s complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL’s and/or NEXLIZET’s Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Available Information
Our website address is www.esperion.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the investor relations page, as a source of information about us. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Risks Related to our Business and Commercialization
Risks Related to Business Development and Commercialization
We depend almost entirely on the success of two products, bempedoic acid and the bempedoic acid / ezetimibe combination tablet. There is no assurance that our commercialization efforts in the U.S. and our partner's efforts, including DSE, DS and Otsuka, with respect to either product will be successful or that we will be able to generate revenues at the levels or within the timing we expect or at the levels or within the timing necessary to support our corporate goals.
In 2024, we generated $115.7 million in net revenues from the sale of products in the U.S. Our products, NEXLETOL (bempedoic acid) tablet and NEXLIZET (bempedoic acid and ezetimibe) tablet, were approved by the FDA in February 2020. NEXLETOL became commercially available in the U.S. in March 2020 and NEXLIZET became commercially available in the U.S. in June 2020. On April 6, 2020, we announced that the EC approved NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) tablet for the treatment of hypercholesterolemia and mixed dyslipidemia. The decision is applicable to all 27 EU member states plus the UK, Iceland, Norway and Liechtenstein. NILEMDO and NUSTENDI are the branded product names for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe. Since 2020, Daiichi Sankyo Europe launched NILEMDO and NUSTENDI in multiple EU countries including the UK, Switzerland. Daiichi Sankyo Europe also received approvals for NILEMDO and NUSTENDI in Turkey for LDL-C lowering. DS received its first regional approval for NILEMDO and NUSTENDI in Hong Kong and launched in late 2023 and received additional approvals in the DS Territory in 2024. NILEMDO and NUSTENDI are approved in Thailand, Myanmar, Macau and NILEMDO is approved in Taiwan. On March 22, 2024, we announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin, and are now the only LDL-C lowering non-statin drugs indicated for primary prevention patients. On May 22, 2024, we announced that the EC approved the label update of both NILEMDO and NUSTENDI as treatments for hypercholesterolemia and to reduce the risk of adverse cardiovascular events. Similarly, the label update for both NILEMDO and NUSTENDI as treatments for hypercholesterolemia and to reduce the risk of adverse cardiovascular events were approved in the United Kingdom on June 6, 2024. Switzerland approved similar label updates for NUSTENDI on November 15, 2024 and for NILEMDO on January 31, 2025. NILEMDO and NUSTENDI are approved to reduce cardiovascular risk in patients with or at high risk for ASCVD. On November 26, 2024, we announced that Otsuka submitted a NDA to the Japanese Ministry of Health, Labour and Welfare for the manufacture and sale of bempedoic acid in Japan for the treatment of hypercholesterolemia and familial hypercholesterolemia. On December 2, 2024, we also announced that we had filed New Drug Submissions (NDSs) to Health Canada for NEXLETOL and NEXLIZET. There is no assurance that the ongoing commercial launches will be successful or that the planned additional launches will occur on the timing we anticipate and generate the revenues we expect. We may encounter delays or hurdles related to our launches that affect timing.
Our business currently depends heavily on our ability to successfully commercialize NEXLETOL and NEXLIZET in the U.S. to treat patients for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. We may never be able to successfully commercialize the products even with their expanded indications or meet our expectations with respect to revenues. Prior to our launch in March 2020, we had never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built and may alter to commercialize these products in the U.S. will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not widely accept a new treatment paradigm for primary and secondary prevention patients. We may also encounter challenges related to reimbursement of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering each product. Additionally, coverage by a third-party payor does not guarantee reimbursement. For example, the terms of certain agreements require or may require practitioners to seek prior authorization from the third-party payor. Payors have implemented prior authorization requirements for our products which has impacted utilization and, thus, our ability to generate revenue from commercial sales of NEXLIZET and NEXLETOL in the United States. The Company implemented a prior authorization support program to support patients and physician practices in facilitating prior authorizations. If patients continue to experience difficulty in obtaining prior authorization for our products and/or our programs on a timely basis, this may adversely impact ongoing sales of our products.

We have obtained regulatory approval from the FDA, the EMA, UK MHRA, and Swissmedic for both of our leading product candidates for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. We have obtained regulatory approval from Health Authorities in Turkey, Hong Kong, Thailand, Myanmar, Macau for LDL-C lowering for both products and from Taiwan TFDA for NILEMDO. However, we cannot be certain that we will be able to obtain approval from regulatory authorities in other territories we (or our partners) decide to pursue, or successfully commercialize our products and any future product candidates. Additionally, we cannot be certain that we will be able to obtain approval for either of our candidates for any other indication or approval of any future product candidates.
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
We are not permitted to market our product candidates in the U.S., in Europe or any other approved territory for any other indication until we receive approval of an NDA supplement from the FDA, MAA, from the EC, or in any other foreign countries until we receive the requisite approval from such countries. Additionally, we may decide to submit a supplemental NDA or MAA in the future for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for other indications. As a condition to submitting an NDA supplement or MAA for bempedoic acid to treat patients with hypercholesterolemia for a CVD risk reduction indication, we completed the CLEAR Outcomes CVOT, and we have used the data from this trial to support further regulatory submissions and may use it to support additional regulatory submissions in the future.

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
•the CROs, that we retain to conduct our clinical studies may take actions outside of our control that materially adversely impact our clinical studies;
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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate. Moreover, because our business is almost entirely dependent upon these products, any setback in our pursuit of initial or additional regulatory approvals would have a material adverse effect on our business and prospects.
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
While we have commercially launched our approved drugs in the U.S. and DSE and DS have commercially launched in multiple countries in the EU and Asia, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling bempedoic acid and the bempedoic acid / ezetimibe combination tablet in their current and planned future indications, we will need to successfully:

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
We have scaled up our manufacturing process for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in order to meet our estimated commercial requirements. We do not currently own or operate manufacturing facilities for the production of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any future drug candidates that may be approved in the future. We may rely on sole source third-party suppliers to manufacture and supply bempedoic acid and the bempedoic acid / ezetimibe combination tablet which may not be able to produce sufficient inventory to meet commercial demand in a cost-efficient, timely manner, or at all. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drugs. As a result, there can be no assurances that we will be able to obtain sufficient quantities of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.
Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe and other territories in Asia, and even if we receive such approval in other markets, we may still face future development, ongoing regulatory oversight and regulatory difficulties..
Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe and other territories in Asia, and even if we receive such approval in other markets, regulatory authorities may still impose significant restrictions on bempedoic acid or the bempedoic acid / ezetimibe combination tablet’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet will also be subject to ongoing FDA requirements governing the packaging, storage, labeling, advertising and promotion of the product, recordkeeping and submission of safety updates and other post-marketing information. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug product. For example, the FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans, and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug, such as the FDA has imposed and we have agreed to for NEXLETOL and NEXLIZET. Specifically, as part of our NEXLETOL and NEXLIZET approval, the FDA required both a PK/PD and Phase 3 study evaluating bempedoic acid in patients with HeFH aged 10 years to less than 18 years, a worldwide descriptive study that collects prospective and retrospective data in women exposed to NEXLETOL and NEXLIZET during pregnancy to assess the risk of pregnancy and maternal complications, adverse effects on the developing fetus and neonate, and adverse effects on the infant through the first year of life, a lactation study to analyze milk in lactating women who have received therapeutic doses of NEXLETOL and NEXLIZET, and that we complete the CLEAR Outcomes CVOT trial.

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
Manufacturers of drug products and their facilities are subject to continual review and periodic unannounced inspections by the FDA and other regulatory authorities for compliance with current cGMP and other regulations. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Additionally, if we or a regulatory agency discover problems with bempedoic acid or the bempedoic acid / ezetimibe combination tablet, such as adverse events of unanticipated severity or frequency, or problems with the facility where bempedoic acid or the bempedoic acid / ezetimibe combination tablet is manufactured, a regulatory agency may impose restrictions on bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the manufacturer or us, including requiring withdrawal of bempedoic acid or the bempedoic acid / ezetimibe combination tablet from the market or suspension of manufacturing. Additionally, under the Food and Drug Omnibus Reform Act of 2020, or FDORA, sponsors of approved drugs must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. If we, bempedoic acid or the bempedoic acid / ezetimibe combination tablet or the manufacturing facilities for bempedoic acid or the bempedoic acid / ezetimibe combination tablet fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rule making process, any of which could adversely impact our business and operations.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

If the FDA, EMA or other comparable foreign regulatory authorities approve generic or other versions of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the sales of our approved products could be adversely affected.

Once an NDA, is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Under the Hatch-Waxman Act to the FDCA, a company may seek approval of generic versions of reference listed drugs through submission of ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

Under the Hatch-Waxman Act, a company may also submit an NDA under Section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the reference listed drug has expired. For example, a new drug containing an NCE, may be eligible for five years of marketing exclusivity in the United States following regulatory approval if that drug is classified as an NCE. A drug can be classified as a NCE if the FDA has not previously approved any other drug containing the same active moiety.

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

Accordingly, competitors could file ANDAs for generic versions or 505(b)(2) NDAs that reference our NEXLETOL and NEXLIZET products, which were granted marketing approval by the FDA on February 21, 2020, and February 26, 2020, respectively. For example, given that NEXLETOL was granted market exclusivity by the FDA on February 21, 2020, an ANDA or 505(b)(2) NDA referencing our NEXLETOL NDA may not be submitted to the FDA until the expiration of five years, e.g., February 21, 2025, unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic or 505(b)(2) product, in which case the applicant may submit its application four years following approval of the reference listed drug, e.g., February 21, 2024, for NEXLETOL. Competitors may seek to launch generic or 505(b)(2) versions of NEXLETOL following the expiration of the applicable exclusivity period for NEXLETOL, even if we still have regulatory exclusivity and/or patent protection for NEXLETOL, and the same could happen for any of our other drug products upon approval.

Starting in March 2024, we received notices from each ANDA Filer that each company had filed an ANDA with the FDA seeking approval of a generic version of NEXLETOL and/or NEXLIZET, as applicable. The ANDAs each contained Paragraph IV certifications alleging that certain of our patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer's manufacture, use or sale of the medicine for which the ANDA was submitted.

Beginning in May 2024, we filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer. Our complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL's and/or NEXLIZET's Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.

The success of such litigation will depend on the strength of the patents covering NEXLETOL or NEXLIZET, as applicable, and our ability to prove infringement. The outcome of such litigation will be inherently uncertain and may result in potential loss of market exclusivity for NEXLETOL and/or NEXLIZET. Competition that NEXLETOL or NEXLIZET could face from an approved generic and other versions of NEXLETOL or NEXLIZET could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing NEXLETOL and NEXLIZET. Furthermore, the FTC, has brought lawsuits to challenge ANDA litigation settlements as anti-competitive. If we settle any ANDA litigation, we may also face an FTC challenge with respect to the related settlement which may result in additional expense or penalty.

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
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described in the section entitled “Business – Other Healthcare Laws”, among others, some of which may be broader in scope and may apply regardless of the payor. For instance, state anti-kickback and false claims laws may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients. Laws related to insurance fraud may provide claims involving private insurers. Further data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the U.S. (such as the EU, which adopted the GDPR, which became effective in May 2018). Analogous state laws may additionally govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. While we currently do not do so it is possible that we may in the future make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, both the Trump administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to these rules will affect our business.

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
Sales of our products will depend, in part, on the extent to which our products will be covered and reimbursed by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. Adequate coverage and reimbursement from third party payers are critical to product acceptance. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.
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
In some foreign countries, particularly in Canada, Australia and European countries, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of bempedoic acid and the bempedoic acid / ezetimibe combination tablet with other available therapies. If reimbursement for bempedoic acid or the bempedoic acid / ezetimibe combination tablet is unavailable in any country in which we seek reimbursement, if it is limited in scope or amount, if it is conditioned upon our completion of additional clinical studies, or if pricing is set at unsatisfactory levels, our operating results could be materially adversely affected.
Recent federal legislation may increase pressure to reduce prices of certain pharmaceutical products paid for by Medicare, which could materially adversely affect our revenue and our results of operations.
In the United States, the MMA changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the scope of coverage and the price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. This legislation may pose an even greater risk to bempedoic acid and the bempedoic acid / ezetimibe combination tablet than some other pharmaceutical products because a significant portion of the patient population for bempedoic acid and the bempedoic acid / ezetimibe combination tablet is over 65 years of age and, therefore, many such patients will be covered by Medicare.
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

We participate in the MDRP, the 340B drug pricing program, and the VA’s FSS pricing program. Under the MDRP, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP. These data include the AMP and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

The ACA made significant changes to the MDRP. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the MDRP under the ACA. The issuance of the final regulation has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the AMP and Medicaid rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of AMP and the Medicaid rebate amount under the ACA, other legislation, or in regulation could affect our 340B ceiling price calculations and negatively impact our results of operations.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the MDRP and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program or could require us to issue refunds to 340B covered entities.

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
In the event we continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation 2016/679, or EU GDPR, which became effective on May 25, 2018. Following the UK's withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the EU GDPR has been incorporated into U.K. domestic law by virtue of section 3 of the EU (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, or UK GDPR and, together with the EU GDPR, “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including stricter requirements relating to processing of special categories of personal data (such as health data), ensuring there is a legal basis or condition to justify the processing of personal data, stricter requirements relating to obtaining consent of individuals, expanded disclosures about how personal information is to be used, limitations on retention of information, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, maintaining records of processing activities and documenting data protection impact assessments where there is high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K., including the United States (see below), and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million GBP) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by national laws of EU Member States which may partially deviate from the EU GDPR and impose different and more restrictive obligations from country to country. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European and U.K. activities.

The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.'s data protection regime, which is independent from but, currently, aligned to the EU's data protection regime. The EC has adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected. The U.K. Government had introduced a Data Protection and Digital Information Bill which failed to complete U.K. legislative process. A new Data (Use and Access) Bill has been introduced into parliament with the intention for this bill to reform the U.K.’s data protection regime which will likely have the effect of further altering the similarities between the U.K. and EU data protection regime.

In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with GDPR. In some cases, we rely upon the EC's approved standard contractual clauses, or the SCCs to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The U.K. is not subject to the EC's standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the U.K. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU U.S. Data Privacy Framework, or the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. Moreover, on September 21, 2023, the U.K. Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which will allow companies to transfer personal data from the U.K. to the U.S. on the basis of the EU-U.S. Data Privacy Framework. This provides a further avenue to ensuring transfers to the US are carried out in line with GDPR. The Framework could be challenged like its predecessor frameworks. We will be required to implement these new safeguards in the event these safeguards are used as our basis for conducting restricted data transfers under the EU GDPR and U.K. GDPR and doing so may require significant effort and cost. If relying on the SCCs or U.K. IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

In the EEA, the NIS 2 Directive, or the NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organisations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organisations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organisations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

In the United States, state privacy laws may also have an impact on our business; for example, California enacted the CCPA, which created broad individual privacy rights for California consumers (as defined in the law) and placed stringent privacy and security obligations on business covered by the law. This law, which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, required covered companies to provide detailed disclosures to consumers about such companies' data collection, use and sharing practices, allowed such consumers to opt-out of certain sales or sharing of their personal information. The CCPA also provided for civil penalties for violations and a private right of action for certain data breaches involving personal information, which is expected to increase the likelihood of, and risks associated with, data breach litigation. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA or a service provider to a regulated business.

The CCPA was amended by the CPRA. As of January 1, 2023, the amendments to the CCPA introduced by the CPRA imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. The amendments introduced by the CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Following California, numerous other states have enacted or proposed laws similar to the CCPA. In addition to these comprehensive laws and proposals, other states have passed or are considering more limited privacy laws that are specifically focused upon the protection of consumer health data, such as Washington’s My Health My Data Act, which became effective on March 31, 2024 and contains a private right of action, further increasing the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically.

The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. The effects of state privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we could become subject, if enacted.

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

Compliance with U.S. and international data protection and data security laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. Failure to comply with U.S. and international data protection and data security laws and regulations could result in government and/or data protection authority enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our financial condition, operating results and prospects, and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business as well as significant fines, sanctions, awards, injunctions, penalties or judgments.
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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU's Artificial Intelligence Act, or AI Act which has entered into force on August 1, 2024 and, with some exceptions, becomes effective 24 months thereafter (most provisions of which will become effective on August 2, 2026). This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems that are governed by these laws or regulation, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of artificial intelligence may require the application of significant resources to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as bempedoic acid or the bempedoic acid / ezetimibe combination tablet. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For instance, we received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. Physicians may in their practice prescribe bempedoic acid and the bempedoic acid / ezetimibe combination tablet to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to public advisory or enforcement letters, reputational damage, and significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion under both the Federal Anti-kickback Statute and False Claims Act and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of bempedoic acid and the bempedoic acid / ezetimibe combination tablet across various promotional media and outreach activities to ensure it remains consistent with its approved labeling, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe and several Asian territories, we may never receive regulatory approval to market bempedoic acid or the bempedoic acid / ezetimibe combination tablet in other territories or markets around the world.
In order to market any product outside of the U.S. and Europe, we must establish and comply with the numerous and varying efficacy, safety and other regulatory requirements of the countries in which we (or our partners) intend to market our product. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ from that required to obtain FDA or EMA approval. The marketing approval processes in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks, or vice versa. In particular, in many countries outside of the U.S. and Europe, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe and several Asian territories, they may not achieve broad market acceptance, which would limit the revenue that we generate from their sales.
The commercial success of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the U.S., Europe and Asia, and, if approved, by other regulatory authorities, in other countries in which we (or our partners) pursue regulatory approval, will depend upon the awareness and acceptance of bempedoic acid and the bempedoic acid / ezetimibe combination tablet among the medical community, including physicians, patients and healthcare payors. Market acceptance of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a number of factors, including, among others:
•bempedoic acid and the bempedoic acid / ezetimibe combination tablet’s demonstrated ability to treat patients for LDL-C lowering, or bempedoic acid and the bempedoic acid / ezetimibe combination tablet’s ability to achieve CV risk reduction, as compared with other available therapies;

•the relative convenience and ease of administration of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, including as compared with other treatments for patients for LDL-C lowering or CV risk reduction;
•the prevalence and severity of any adverse side effects such as muscle pain or weakness;
•limitations or warnings contained in the labeling approved for bempedoic acid or the bempedoic acid / ezetimibe combination tablet by the FDA or other regulatory authorities;
•availability of alternative treatments, including a number of competitive therapies already approved for LDL-C lowering or CV risk reduction, including PCSK9 inhibitors, or expected to be commercially launched in the near future;
•pricing and cost effectiveness;
•the effectiveness of our, in Europe, DSE’s, in certain Asian territories, DS's, and in Japan, Otsuka's, sales and marketing strategies, as well as the effectiveness of any other future collaborators;
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
Even though we have obtained marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe and several Asian territories, physicians and patients using other LDL-C or CV risk lowering therapies may choose not to switch to our products.
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

•develop or enhance our business infrastructure; and

•respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us, or at all. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from global economic developments, geopolitical developments, high inflation, rising interest rates, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. In order to raise additional capital, we may seek a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

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

Risks Related to Our Business
Our internal computer and information technology systems and infrastructure, or those of our third-party clinical research organizations or other contractors or consultants, may fail or suffer security compromises, cybersecurity incidents or breaches, which could result in a material disruption of our bempedoic acid or the bempedoic acid / ezetimibe combination tablet commercialization and development programs.
Despite the implementation of security measures, our internal computer and information technology systems and infrastructure and those of our third-party CROs, vendors, and other contractors and consultants upon which our business relies are vulnerable to breakdown or damage or interruption from, among other things, natural disasters, terrorism, war, telecommunication and electrical failures, and sophisticated cyber-attacks, including the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks). While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for bempedoic acid or the bempedoic acid / ezetimibe combination tablet could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and will rely on third parties to conduct future clinical trials, and similar events relating to their computer systems and infrastructure could also have similar consequences to our business. To the extent that any disruption or cybersecurity compromise, incident or breach results in a loss of or damage to, unauthorized access of, or misuse of our data, systems, infrastructure or applications or other data or applications relating to our technology or our products and product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities (including in connection with or resulting from litigation or governmental investigations and enforcement actions) and the further development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, the commercialization of our products could be impacted and our business could be otherwise adversely affected.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks, or physical facilities in which data is stored or through which data is transmitted, of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems and infrastructure or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. If we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems and infrastructure or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security compromise or breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm which could negatively impact our relationship with our customers, partners, vendors and other third parties, and fines and penalties resulting from claims against us by private parties and/or governmental agencies.

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
Social media is increasingly being used to communicate about our drugs, clinical development programs, and the diseases our drugs and drug candidates are being developed to treat, and we are utilizing what we believe is appropriate social media in connection with our commercialization efforts for bempedoic acid and the bempedoic acid / ezetimibe combination tablet and we intend to do the same for our future products, if approved. Social media practices in the pharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to monitor and comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.
Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits could adversely affect our business. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards may be subject to limitation.
At December 31, 2024, we had United States federal net operating loss carryforwards of approximately $773.6 million and state net operating loss carryforwards of approximately $644.6 million. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws in those years. Some of the United States federal and state net operating loss and credit carryforwards are subject to annual limitations due to ownership changes. The annual limitation may result in the expiration of net operating losses or credit carryforwards before utilization. As of result of stock transactions, we expect the Company experienced an ownership change in 2013, 2017, 2021, 2023 and 2024. We may also experience ownership changes in the future as a result of future transactions in our stock. As the Company had less taxable income than the total allowable net deductions under section 382, it was able to use net operating loss carryforwards to fully offset taxable income in 2024.

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
•difficulties or delays obtaining IRB, approval to conduct a clinical study at a prospective site or sites;
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
Positive results from completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our CLEAR Outcomes CVOT of bempedoic acid are not necessarily predictive of the results of our future clinical studies, nor do they guarantee approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet by the FDA, EMA or any other regulatory agency for additional indications
There is a high failure rate for drugs proceeding through clinical studies. The positive results from our completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid, our Phase 3 1002FDC-053 clinical study of the bempedoic acid / ezetimibe combination tablet, our CLEAR Outcomes CVOT or any future studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, do not guarantee approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet by the FDA for additional indications or by any other regulatory authorities for any future indications in a timely manner or at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical studies after achieving positive results earlier in development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway or safety or efficacy observations made in clinical studies, including previously unreported adverse events. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. If we fail to obtain positive results in any future clinical studies, the regulatory status of our product candidates or future product candidates, and correspondingly, our business and financial prospects, may be materially adversely affected.
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
Changes in regulatory requirements, FDA or EMA guidance or unanticipated events during our clinical studies may force us to amend clinical study protocols or the FDA or EMA may impose additional clinical study requirements. Significant amendments to our clinical study protocols may require resubmission to the FDA and/or IRBs for review and approval, which may adversely impact the cost, timing and/or successful completion of these studies. If we are required to conduct clinical studies in addition to our CLEAR Outcomes CVOT to support a CV risk reduction indication in certain jurisdictions, the commercial prospects for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in such jurisdictions may be harmed and our ability to generate product revenue will be impaired.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriations of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Risks Related to Our Financial Position, Capital Needs and Ownership of Our Stock

Risks Related to Our Financial Position

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the near term future.
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have included organizing and staffing our company, conducting research and development activities for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as well as commercializing these products. Since the launch of our products, we have generated $302.9 million in net revenue from product sales in the U.S. We have obtained regulatory approval for both products from the FDA in the U.S., the EC in Europe and Swissmedic in Switzerland as well as from regulatory authorities in several Asian territories. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock and warrants, convertible promissory notes and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements, revenue interest purchase agreements and royalty sale agreements, and we have incurred losses in each year since our inception. Our net losses were $51.7 million, $209.2 million, and $233.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.6 billion. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from selling, general and administrative costs associated with our operations. We will continue to manage our spending for clinical trials, marketing approvals, and commercialization, and we may attempt to secure additional cash resources or reduce spend in certain areas as needed to continue commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or other product candidates.
Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect to incur significant expenses and operating losses for the near term future related to our commercialization of NEXLETOL and NEXLIZET and pursing other research and development expenses, as well as other related personnel and activities. Our research and development expenses are expected to increase slightly in 2025 due to the start of our pediatric phase III trial and ongoing preclinical pipeline work. We expect to continue to incur research and development expenses as they relate to any other early-stage development programs or additional indications we choose to pursue. Our selling, general and administrative expenses increased in 2024 due to the expanded cardiovascular outcomes indication received in March 2024 for NEXLETOL and NEXLIZET and the increased marketing and promotional activities along with increased sales force needed to launch the new indication. We expect our selling, general and administrative expenses for 2025 to be consistent with 2024. Even though bempedoic acid and the bempedoic acid / ezetimibe combination tablet are approved in the U.S., Europe and several Asian territories for commercial sale, and despite expending these costs, bempedoic acid or the bempedoic acid / ezetimibe combination tablet may not be commercially successful drugs. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the near term future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Risks Related to our Capital Needs
We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
In February 2020 we announced that the FDA approved NEXLETOL and NEXLIZET. In April 2020, we announced that the EC approved NILEMDO and NUSTENDI.
We expect that our continued commercialization efforts and any additional clinical studies that we undertake for the further clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate we pursue will consume substantial additional financial resources. We expect that our existing cash and cash equivalents and proceeds to be received in the future for product sales and under our collaboration agreements are sufficient to fund operations for the near term future. We may look to secure additional cash resources should positive corporate events or milestones provide sufficient opportunities. We may, however, need to secure additional cash resources to continue to fund the commercialization and further clinical development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate. Our future capital requirements may be substantial and will depend on many factors including:
•our commercial sales, and our ability to secure and maintain adequate reimbursement coverage, in the United States, Europe and other territories around the world;
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
•DSE, DS, Otsuka, or other partners' ability to successfully commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in their respective territories;
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
Our drug development programs and commercialization plans for bempedoic acid and the bempedoic acid / ezetimibe combination tablet will require substantial additional cash to fund expenses. We developed and commercialized bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the United States without a partner. However, in order to pursue the broader cholesterol modifying market in the United States, we may also enter into a partnership or co-promotion arrangement with an established pharmaceutical company that has a larger sales force. We are continuing to establish our commercialization and distribution capabilities to support the sales, marketing and distribution of our pharmaceutical products, including through our arrangements with DSE, DS, Otsuka and our other partners. In order to market bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. we must continue to manage our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services.
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

Our payment obligations under the Credit Agreement with the lenders thereto may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.
On December 13, 2024, we entered into the Credit Agreement with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo. L.P., as the initial lenders party thereto. The Credit Agreement provides for a $150.0 million term loan, or the Loan, which was borrowed in full at closing. Proceeds from the Loan were used to repay a portion of the outstanding obligations under the Company's existing $265.0 million aggregate principal amount 4.00% Convertible Senior Subordinated Notes due November 2025, or the 2025 Notes, and to pay fees and expenses in connection with the Credit Agreement. See in Note 12 "Debt" in the notes to our financial statements included elsewhere in this Annual Report on Form 10‑K for a further discussion on the Credit Agreement and convertible notes.
The Credit Agreement could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain interest to the Lenders and will not be available to fund future operations.

Interest payments under the Credit Agreement will increase our cash outflows. The Loan bears interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At our option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.5%, with the outstanding balance to be repaid on the maturity date. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. There is no assurance that if we are required to secure funding we can do so on terms acceptable to us, or at all. Failure to pay certain amounts when due would result in a default under the Credit Agreement and result in foreclosure on certain of our assets which would have a material adverse effect.
The Credit Agreement contains a financial covenant to maintain minimum liquidity of $50.0 million. The Credit Agreement contains affirmative and negative covenants customary for a senior secured loan. The negative covenants under the Credit Agreement limit our ability and our subsidiaries to, among other things, dispose of assets, engage in mergers, acquisitions, and similar transactions, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain exceptions.
The Credit Agreement also contains certain customary events of default, including, but not limited to, a failure to comply with the covenants in the Credit Agreement. If an event of default has occurred and continues beyond any applicable cure period, the administrative agent or the required lenders may accelerate all outstanding obligations under the Credit Agreement and/or exercise any other remedies provided under the loan documents. Any declaration by the Lenders of an event of default under the Credit Agreement could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.
Risks Related to our Convertible Notes
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
In November 2020, we completed a private offering of Notes, issuing an aggregate principal amount of $280.0 million of 4.00% convertible senior subordinated notes due 2025, or the 2025 Notes. The 2025 Notes bear interest at a fixed rate of 4.00% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2021. In October 2021, we announced that we had negotiated an exchange agreement with two co-managed holders of the notes to exchange with the Company $15.0 million aggregate principal amount of Notes held in the aggregate by them (and accrued interest thereon) for shares of the Company’s common stock, par value $0.001 per share.

In December, 2024, we entered into privately negotiated exchange and subscription agreements, or the Agreements, with certain holders of our outstanding 2025 Notes. Pursuant to the Agreements, we issued $100.0 million aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due 2030, or the 2030 Notes, consisting of (a) approximately $57.5 million principal amount of 2030 Notes, along with approximately $153.4 million in cash, including accrued interest, issued in exchange for approximately $210.1 million principal amount of the 2025 Notes, or the Exchange Transaction, and (b) approximately $42.5 million principal amount of 2030 Notes for cash. As of December 31, 2024, $54.9 million aggregate principal amount of our 2025 Notes and $100.0 million aggregate principal amount of our 2030 Notes remain outstanding.

In addition, in December 2024, we entered into a credit agreement, or the Credit Agreement, with Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P., as initial lenders. The Credit Agreement provides for a $150.0 million term loan, or the Loan, which was borrowed in full at closing. Proceeds from the Loan was used to repay a portion of the Company’s outstanding obligations under its existing 2025 Notes and to pay fees and expenses incurred in connection with entry into the Credit Agreement.

The Loan bears interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At the Company’s option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.50%, with the outstanding balance to be repaid on December 13, 2029, which is the fifth anniversary of the closing date; provided that, such amortization may be adjusted pursuant to the terms of the Credit Agreement. The Company may, at its option, prepay the Loan in whole or in part at any time, subject to concurrent payment of certain fees and, if prepaid (a) within the first two years after closing, a make-whole premium plus 3%, (b) after the second anniversary of closing and on or prior to the third anniversary, a prepayment premium of 3% and (c) after the third anniversary of closing and on or prior to the fourth anniversary, a prepayment premium of 1%.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including under our Credit Agreement and the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default or in such obligations being accelerated by our lenders which, if not cured or waived, could result in the acceleration of our debt.
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
In addition, in connection with the issuance of the 2025 Notes, we entered into the Capped Calls with certain financial institutions, or the Option Counterparties. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion or settlement of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2025 Notes.
From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so following any conversion of the 2025 Notes, any repurchase of the 2025 Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the Notes are retired by us, in each case, if we exercise our option to terminate the relevant portion of the Capped Calls). This activity could cause a decrease and/or increased volatility in the market price of our common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2025 Notes or our common stock. In addition, we do not make any representation that the Option Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
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
We may seek additional cash resources through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, private and public equity offerings or through other sources. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in our company will be diluted. In addition, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations. Debt or royalty-based financings may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, such as the collaboration arrangements with DSE, Otsuka and DS and the royalty sale agreement, we may have to relinquish valuable rights to bempedoic acid or the bempedoic acid / ezetimibe combination tablet, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us. For instance, as part of the Credit Agreement, the lenders thereto have the right to receive certain extraordinary payments from us and we have granted the lenders a senior security interest in certain of our assets. If our cash flows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.
Our executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to exert significant influence over matters subject to stockholder approval.
At December 31, 2024, our executive officers, directors, combined with our stockholders who own more than 5% of our outstanding capital stock, and entities affiliated with certain of our directors beneficially owned approximately 36% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Our common stock has experienced, and may continue to experience, substantial price volatility. The trading price of common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of our common stock could decrease, perhaps significantly. Other factors that may affect the market price of common stock, including announcements relating to significant corporate transactions, fluctuations in quarterly and annual financial results, operating and stock price performance of companies that investors deem comparable to us, changes in government regulation or related proposals and international conflict. In addition, the U.S. securities markets have experienced significant price and volume fluctuations, and these fluctuations often have been unrelated to the operating performance of companies in these markets. Any volatility of or a significant decrease in the market price of common stock could also limit our ability to raise capital by issuing additional equity. Further, if we were to be the object of securities class action litigation as a result of volatility in common stock price or for other reasons, it could result in substantial costs and diversion of management’s attention and resources, which could negatively affect our financial results. The occurrence of any one or more of the factors noted in these risk factors could cause the market price of our common stock to be below the $1.00 Nasdaq minimum price requirement.

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
As of December 31, 2024, our patent estate, including patents we own, on a worldwide basis, included approximately 11 issued United States patents and 10 pending United States patent applications and over 30 issued patents and over 90 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2030, which includes 711 days of patent term adjustment and five years of patent term extension. We believe that this patent could also be the subject of an additional six month pediatric exclusivity period. We have one granted European patent that has been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We obtained five year patent term extensions via supplementary protection certificates for 24 national patents validated from the granted European patent, which extends our patent protection in those countries until 2028.

Additionally, we have one patent family that includes U.S. Patent Nos. 11,407,705 and 11,987,548, directed to methods of manufacturing high purity bempedoic acid, and one pending U.S. patent application directed to the same and compositions of matter; U.S. Patent No. 11,613,511 directed to compositions of matter of high purity bempedoic acid, and one pending U.S. patent application directed to the same; U.S. Patent No. 11,760,714 directed to pharmaceutical formulations containing high purity bempedoic acid; U.S. Patent No. 11,926,584 directed to methods of lowering LDL-C using high purity bempedoic acid and one pending U.S. patent application directed to additional methods of treatment using the same; and one granted patent and 19 pending patent applications outside of the United States. U.S. Patent Nos. 11,407,705, 11,613,511, 11,760,714, 11,926,584 and 11,987,548 and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we have three patent families in which we are pursuing patent protection for our bempedoic acid and bempedoic acid / ezetimibe combination tablet in combination with one or more statins. Methods of treating familial hypercholesterolemia with the bempedoic acid / ezetimibe combination tablet are claimed in U.S. Patent Nos. 10,912,751 and 11,744,816 that are scheduled to expire in March 2036. We also have one pending U.S. patent application, and 10 granted patents and 10 pending applications outside the U.S. with claims directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. Additionally, we have one pending U.S. patent application, and 10 granted patents and 23 pending applications outside the U.S. directed to the manufacturing of our bempedoic acid / ezetimibe combination tablet. We also have one issued U.S. patent, i.e., U.S. Patent No. 11,116,739, one pending U.S. patent application, and 12 granted patents and 11 pending applications outside the U.S., with claims directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using said fixed dose combinations. U.S. Patent No. 11,116,739 is scheduled to expire in March 2036. A European patent in this patent family is currently being opposed at the European Patent Office.

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products and drug candidates, by preventing the patentability of one or more aspects of our products and drug candidates to us or our licensors or co-owners, or by covering the same or similar technologies that may affect our ability to market our products and drug candidates. For example, we (or the licensor of a drug candidate to us) may not have conducted a patent clearance search to identify potentially obstructing third party patents. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file, patent applications covering our products and drug candidates. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.
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
We cannot assure you that any of our patents have, or that any of our pending patent applications will mature into issued patents that will include, claims with a scope sufficient to protect bempedoic acid or the bempedoic acid / ezetimibe combination tablet or any other product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming the same methods or formulations or by claiming subject matter that could dominate our patent position. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings, supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to revocation, opposition or comparable proceedings lodged in various national and regional patent offices, and national courts. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. For example, a European Unified Patent Court (UPC) came into force during 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the EU. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce our European patents or defend the validity thereof. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Moreover, such interference, re- examination, post-grant review, inter partes review, supplemental examination, opposition, or revocation proceedings may be costly. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third-party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

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
Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We have obtained a five-year patent term extension in the United States for U.S. Patent No. 7,335,799 and have obtained five-year supplementary protection certificates for one of the granted, counterpart European patents. In the United States, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent, but the total patent term including the restoration period must not exceed 14 years following FDA approval. However, any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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
Furthermore, in March, April, June and August 2024, we received notices from nine pharmaceutical companies, six of which filed exclusively with respect to NEXLETOL and four of which filed with respect to NEXLETOL and NEXLIZET (each, an “ANDA Filer”), that each company had filed an ANDA, with the FDA seeking approval of a generic version of NEXLETOL and/or NEXLIZET, as applicable. The ANDAs each contained Paragraph IV certifications alleging that certain of our Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. It is possible that one or more additional companies may file with the FDA an ANDA for a generic version of, or an 505(b)(2) NDA that references, one or both of bempedoic acid or bempedoic acid / ezetimibe combination tablet, in which the competitor would claim that our patents are invalid or not infringed. Competition that our approved products could face from an approved generic and other versions of our approved products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing bempedoic acid or bempedoic acid / ezetimibe combination tablet. For further details, please see our risk factor entitled “If the FDA, EMA or other comparable foreign regulatory authorities approve generic or other versions of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the sales of our approved products could be adversely affected.”

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
In January 2019, we entered into a license and collaboration agreement with DSE, pursuant to which DSE will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. In April 2020, we entered into a license and collaboration agreement with Otsuka, pursuant to which Otsuka will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Japan. Otsuka will be responsible for all development and regulatory activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan, if approved. In April 2021, we entered into a license and collaboration agreement with DS, pursuant to which DS will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. We may also enter into similar arrangements with other partners or collaborators to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet, outside of the United States, Europe, Japan, or the DS Territory, or to further commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the broader cholesterol modifying market in the United States. If DSE, Otsuka, DS or any of our current or future collaborative partners does not devote sufficient time and resources to the collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if DSE, Otsuka or DS or any such current or future collaboration partner were to breach or terminate its arrangements with us, the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet on our own in such locations.

Pursuant to the collaboration arrangement with DSE, we will receive significant commercial and regulatory milestone payments, as well as tiered fifteen percent (15%) to twenty-five percent (25%) royalties on certain net DSE Territory sales. Pursuant to the collaboration arrangement with Otsuka, we will receive significant commercial and regulatory milestone payments, as well as tiered fifteen percent (15%) to thirty percent (30%) royalties on certain net sales in Japan. Pursuant to the collaboration agreement with DS, we will receive significant commercial milestone payments, as well as tiered royalties ranging from five percent (5%) to twenty percent (20%) on net sales in the DS Territory. Similar to these collaboration arrangements, much of the potential revenue from future collaborations may consist of contingent payments, such as payments for achieving regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators’ ability to successfully introduce, market and sell new products, and on our (or our partners') ability to obtain the relevant regulatory approvals. In addition, collaborators may decide to enter into arrangements with third parties to commercialize products developed under collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. DSE, Otsuka, DS and our current and future collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:
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

Receipt of any milestone payment amounts is subject to risks and uncertainties, including our (or our partners) obtaining the relevant regulatory approvals and marketing authorizations, the absence of any material disagreements or disputes with regulators or our collaboration partners and the ultimate timing and payment of such milestone payment amounts by our collaboration partners. In addition, while we expect that we will be entitled to the foregoing milestone payments, our inability to receive some or all of our milestone payments and other royalty amounts from our collaboration partners may significantly impact our future capital needs.
Competition may negatively impact a partner’s focus on and commitment to bempedoic acid or the bempedoic acid / ezetimibe combination tablet and, as a result, could delay or otherwise negatively affect the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet outside of the United States or in the broader cholesterol modifying market in the United States. If DSE, Otsuka, DS and our current or future collaboration partners fail to develop or effectively commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet for any of these reasons, our sales of bempedoic acid or the bempedoic acid / ezetimibe combination tablet may be limited, which would have a material adverse effect on our operating results and financial condition.

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
Foreign CROs may be subject to U.S. legislation or investigations, including legislation similar to the previously proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the BIOSECURE Act or a similar law were to be enacted. Problems with the timeliness or quality of the work of any CRO may lead us to seek to terminate our relationship with any such CRO and use an alternative service provider. Making this change may be costly and may delay our clinical studies, and contractual restrictions may make such a change difficult or impossible to effect. If we must replace any CRO that is conducting our clinical studies, our clinical studies may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet or may cause us to incur significant expenses to replicate data that may be lost. Although we do not believe that any CRO on which we may rely will offer services that are not available elsewhere, it may be difficult to find a replacement organization that can conduct our clinical studies in an acceptable manner and at an acceptable cost. Any delay in or inability to complete our clinical studies could significantly compromise our ability to secure regulatory approval of bempedoic acid or the bempedoic acid / ezetimibe combination tablet for additional indications we may seek and preclude our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet, thereby limiting or preventing our ability to generate revenue from its sales.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for bempedoic acid and the bempedoic acid / ezetimibe combination tablet and rely on third parties to produce commercial supplies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and preclinical, clinical and commercial supplies of any future product candidate.
We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our commercial supply and clinical drug supply of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, or any future product candidates, for use in the commercialization and conduct of our preclinical studies and clinical studies, and we lack the internal resources and the capability to manufacture any product candidates on a commercial or clinical scale. In addition, we have no control over the production of ezetimibe for the bempedoic acid / ezetimibe combination tablet. The facilities used by our contract manufacturers to manufacture the API and final drug for bempedoic acid, or any future product candidates, must be approved by the FDA and other comparable foreign regulatory agencies pursuant to inspections that would be conducted after submission of our NDA or relevant foreign regulatory submission to the applicable regulatory agency.
While we have monitoring measures and quality agreements in place with our suppliers, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with current cGMP for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our products and product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to commercialize, develop, obtain regulatory approval for or market our products and product candidates. If any contract manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different contract manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our commercialization supply or clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our products and product candidates according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a contract manufacturer may possess technology related to the manufacturing of our products and product candidates that such contract manufacturer owns independently. This would increase our reliance on such contract manufacturer or require us to obtain a license from such contract manufacturer in order to have another contract manufacturer manufacture our product and product candidates. In addition, in the case of the contract manufacturers that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Under the CARES Act, we must have in place an RMP that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The RMP will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

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

•actual or anticipated changes in estimates as to our commercial performance, financial results or development timelines;

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

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC that generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment, as well as an opinion from our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting. During the 2023 and 2022 year end audit, due to a change in filing status our independent registered public accounting firm was not required and did not issue a report on the effectiveness of our internal controls over financial reporting. Management assessed our internal controls over financial reporting, including by using a third-party firm, and determined that their internal controls were effective as of December 31, 2024, 2023 and 2022. Our independent registered public accounting firm did issue a report on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2024, which is included in Item 9A "Controls and Procedures" on this Annual Report on 10-K.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices, including practices associated with climate change. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors have increasingly focused on ESG practices and have placed increasing importance on the non-financial impacts of their investments. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

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

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. In addition, in recent years “anti-ESG” sentiment has gained momentum across the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (DEI) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. Therefore, to the extent we take actions that are seen as positive to some investors, other investors may take issue with such actions or face regulatory pressure to refrain from investing in, or divest from, our business. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The new climate disclosure rules were the subject of multiple legal challenges, and the SEC voluntarily stayed the climate disclosure rules pending the completion of judicial review. Therefore, it is unknown whether the new rules will go into effect and if they do, whether there will be significant changes. If the new rules go into effect and are not substantially different than the rules adopted by the SEC, we may be required to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Even if the SEC rules are not adopted, states or ex-U.S. jurisdictions in which we currently or may in the future operate may also have or adopt ESG or climate-related disclosure rules requiring similar or broader disclosure obligations. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

A decline in the federal budget, changes in spending or budgetary priorities of the U.S. government, a prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, the Department of Defense funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.

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

Adverse market or macroeconomic conditions or market volatility resulting from global economic developments, political unrest, high inflation, rising interest rates, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine and the conflict between Israel and Hamas, the post-COVID environment or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our cybersecurity approach is designed to minimize risks from cybersecurity threats identified by internal stakeholders, threat intelligence providers, vulnerability management programs, and security management programs. Our internal team manages and maintains remediation strategies for identified risks, and reports on them periodically to senior leadership. We also require our employees to participate in monthly cybersecurity awareness trainings, which include phishing awareness simulations, to raise employee awareness of cybersecurity risks.
As appropriate, we assess our internal controls, including controls around our information technology systems and their impact on our financial statements or systems, through either independent audits or internal assessments with the assistance of third party resources.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition; however, like other companies in our industry, we have, from time to time, experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Our third party vendors may also experience threats and cybersecurity incidents from time to time. For more information, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks
Our cybersecurity program and related operations and processes are directed by our Executive Director of Information Technology, whom we refer to as the IT Director. Currently, the IT Director role is held by an individual who has over 16 years of cybersecurity, information technology, and systems engineering experience. The Director of IT reports to our management – currently the Chief Business Officer.
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

Item 3. Legal Proceedings
DSE Litigation
On March 27, 2023, we filed a complaint in the United States District Court for the Southern District of New York seeking declaratory judgment against DSE regarding the Company’s right to receive a $300.0 million milestone payment upon inclusion of cardiovascular risk reduction in the EU label that correlates with a relative risk reduction rate of at least 20%, based on the results of the CLEAR Outcomes CVOT. On May 4, 2023, we filed an amended complaint against DSE in the Southern District of New York which seeks a judicial declaration, on an expedited basis, that DSE is contractually required to make a $300.0 million milestone payment to us upon applicable regulatory approval. On June 20, 2023, DSE filed a response to our amended complaint.

On January 2, 2024, we entered into a settlement agreement with DSE to amicably resolve and dismiss the commercial dispute that was pending in the Southern District of New York, or the Settlement Agreement. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125.0 million, including (1) a $100.0 million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25.0 million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The application asks the EMA to approve both NILEMDO and NUSTENDI to reduce cardiovascular risk in patients with or at high risk for ASCVD. The legal action pending in the United States District Court for the Southern District of New York has was subsequently dismissed.
Pursuant to the Settlement Agreement, also on January 2, 2024, we entered into a 3rd Amendment to the License and Collaboration Agreement dated January 2, 2019 with DSE, and a 1st Amendment to the License and Collaboration Agreement dated April 26, 2021 with DS. The DSE Amendment and the DS Amendment grant each of DSE and DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in their existing respective territories of the European Economic Area, UK, Switzerland and Turkey, or the DSE Territory, and the DS Territory. Further, after a transition period, DSE and DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for, respectively, the DSE Territory and DS Territory. As of January 2, 2024, DSE has sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

ANDA Litigation

Starting in March 2024, the Company received notices from nine pharmaceutical companies, six of which filed exclusively with respect to NEXLETOL and four of which filed with respect to NEXLETOL and NEXLIZET (each, an “ANDA Filer”), notifying the Company that each company had filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking approval of a generic version of NEXLETOL and/or NEXLIZET in the United States, as applicable. The ANDAs each contained Paragraph IV certifications alleging that certain of the Company’s Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.

Under the Hatch-Waxman Act to the FDCA, the Company had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLETOL or NEXLIZET, as applicable, NDA or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first.

Beginning in May 2024, the Company filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer: Accord Healthcare Inc.; Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with an affiliate); Dr. Reddy’s Laboratories Inc. (along with an affiliate); Hetero USA Inc. (along with affiliates); Micro Labs USA Inc. (along with an affiliate); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited; and Sandoz Inc. The Company’s complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL’s and/or NEXLIZET’s Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.

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
Stockholders
As of January 31, 2025, there were 5 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2019, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock from December 31, 2019 through December 31, 2024, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index over the same period. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
Comparison of 5 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index
______________________________________________________________________
*$100 invested on December 31, 2019 in stock or index.
The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.
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

Unregistered Securities Sold Within Last 3 Years
On December 12, 2024, we entered into privately negotiated exchange and subscription agreements with certain holders of our 4.00% Convertible Senior Subordinated Notes due 2025, or the 2025 Notes, pursuant to which we agreed to issue $100.0 million aggregate principal amount of its 5.75% Convertible Senior Subordinated Notes due 2030, or the 2030 Notes, consisting of (a) approximately $57.5 million principal amount of 2030 Notes, along with approximately $153.4 million in cash, including accrued interest, issued in exchange for approximately $210.1 million principal amount of 2025 Notes, or the Exchange Transaction, and (b) approximately $42.5 million principal amount of 2030 Notes for cash, or the Subscription Transactions, and together with the Exchange Transaction, the Transaction, in each case, pursuant to exemptions from registration under the Securities Act and the rules and regulations thereunder.

The initial conversion rate for the 2030 Notes will be 326.7974 shares of our common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $3.06 per share of our common stock, subject to adjustment upon the occurrence of certain specified events, but in no event will the conversion rate per $1,000 principal amount of notes exceed 392.1568 shares of our common stock, subject to adjustment.

Following the closing of the Exchange Transaction, approximately $54.9 million in aggregate principal amount of 2025 Notes will remain outstanding with terms unchanged. The Transactions closed on December 17, 2024, and together with the Credit Agreement, signed on December 13, 2024, resulted in approximately $26.5 million of net cash and cash equivalents to the balance sheets, after excluding fees and expenses payable by us in connection with both the Exchange Transaction and Credit Agreement. Refer to Note 12 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

The 2030 Notes were offered in a private placement in reliance on Section 4(a)(2) of the Securities Act to the initial purchasers for initial resale to persons reasonably believed to be qualified institutional buyers or accredited investors within the meaning of Rule 501 of Regulation D. The issuance of common stock upon conversion, if any, is expected to be exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company has not made any repurchases of shares or other units of any class of the Company’s equity securities during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. For a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Forward-Looking Statements” in this Annual Report on Form 10-K.
Overview
Corporate Overview
We are a commercial stage biopharmaceutical company currently focused on bringing new medicines to patients that address unmet medical needs. We have developed and are commercializing U.S. Food and Drug Administration, or FDA, approved oral, once-daily, non-statin medicines for patients who are at risk for cardiovascular disease, or CVD, and are struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution, international partnerships and collaborations, and advancement of our pre-clinical pipeline, we continue to evolve into a leading global biopharmaceutical company.

Our lead products NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established CVD, or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. Our products were approved by the FDA, the European Commission, or EC, and Swiss Agency for Therapeutic Products, or Swissmedic in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd., or Otsuka, our Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka filed a New Drug Application, or NDA, in Japan in November 2024, with expected approval and National Health Insurance, or NHI, pricing in the second half of 2025. We filed supplemental NDAs for product approvals in Canada in November 2024 and our collaboration partners plan to file in Australia and Israel in the first half of 2025.

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

On May 22, 2024, we announced that the EC approved the label update of both NILEMDO and NUSTENDI as treatments for hypercholesterolemia and to reduce the risk of adverse cardiovascular events. The EC’s decisions to update the labels of bempedoic acid and the bempedoic acid / ezetimibe fixed dose combination are based on the positive CLEAR Outcomes trial results and makes them the first and only LDL-C lowering treatments indicated for primary and secondary prevention of cardiovascular events. NILEMDO and NUSTENDI are approved to reduce cardiovascular risk in patients with or at high risk for ASCVD.

On June 27, 2024, we entered into a Royalty Purchase Agreement, or the Purchase Agreement, with OCM IP Healthcare Portfolio LP, or OMERS, a limited partnership formed under the laws of the Province of Ontario, Canada, or the Purchaser. Pursuant to the Purchase Agreement, we sold to the Purchaser, and the Purchaser purchased for approximately $304.7 million, a portion of the royalties payable on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the DSE Territory (as defined in the License and Collaboration Agreement) pursuant to the License and Collaboration Agreement dated January 2, 2019, between Daiichi Sankyo Europe GMBH, or DSE, and the Company, as amended, or the License and Collaboration Agreement and such royalties being the Royalty Interests).

The Purchaser acquired 100% of the Royalty Interests until such time as the Purchaser has received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to approximately $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to us. The Purchase Agreement contains other customary terms and conditions, including representations and warranties, covenants and indemnification obligations in favor of each party.

On June 27, 2024, we repurchased Revenue Interests outstanding under the Revenue Interest Purchase Agreement, or the RIPA, dated effective as of June 26, 2019, as amended, by and among the Company, the purchasers party thereto, or the Purchasers, and Eiger III SA LLC, or Oberland, as the collateral agent and administrative agent, or the Purchaser Agent, and satisfied all other Obligations (as defined in the RIPA) owed to the Purchasers and the Purchaser Agent by paying to the Purchaser Agent, for the benefit of the Purchasers, a payment in cash of approximately $343.8 million, or the Repurchase Consideration. Following the payment of the Repurchase Consideration, (a) all Revenue Interests were deemed to have been repurchased and all Obligations, debts and liabilities of the Company under the RIPA and the Transaction Documents (as defined in the RIPA) were deemed to have been paid and satisfied in full, and automatically released, discharged and terminated, and the RIPA and all other Transaction Documents automatically terminated, and all liens, security interests and pledges in favor of, granted to or held by the Purchaser Agent to secure the Obligations under the Transaction Documents were automatically terminated and released.

On December 13, 2024, we entered into a credit agreement, or Credit Agreement, with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P. The Credit Agreement provides for a $150.0 million term loan, or the Loan, which was borrowed in full at closing. Proceeds from the Loan were used repay a portion of the outstanding obligations under our existing $265 million aggregate principal amount 4.00% Convertible Senior Subordinated Notes due November 2025, or the 2025 Notes, and to pay fees and expenses in connection with the Credit Agreement.

On December 17, 2024, we entered into privately negotiated exchange and subscription agreements, or the Agreements, with certain holders of our outstanding 2025 Notes. Pursuant to the Agreements, we issued $100.0 million aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due 2030, or the 2030 Notes, consisting of (a) approximately $57.5 million principal amount of 2030 Notes, along with approximately $153.4 million in cash, including accrued interest, issued in exchange for approximately $210.1 million principal amount of the 2025 Notes, or the Exchange Transaction, and (b) approximately $42.5 million principal amount of 2030 Notes for cash.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing and commercializing bempedoic acid and the bempedoic acid / ezetimibe tablet. In February 2020, the FDA approved NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020. While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, through collaborations with third parties, revenue interest and royalty purchase agreements. We have incurred losses in each year since our inception.
We have never been profitable and our net losses were $51.7 million, $209.2 million and 233.7 million for the years ended December 31, 2024, 2023, and 2022 respectively. Our net loss for the year ended December 31, 2024 was primarily due to the loss on extinguishment on the Oberland RIPA and convertible notes Exchange Transaction, interest expense and costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations, offset partially by the Settlement Agreement with DSE and other revenue from our net product sales and collaboration agreements. Substantially all of our net losses for the years ended December 31, 2023 and 2022 resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur significant expenses and operating losses for the near term future in connection with our ongoing activities, including, among others:
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

Product Overview
NEXLETOL is a first-in-class ATP Citrate Lyase, or ACLY, inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. Completed Phase 3 studies whose primary endpoint was LDL-C lowering were conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, and demonstrated an average 18% placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. The completed Phase 3 Cholesterol Lowering via Bempedoic acid, an ACL-Inhibiting Regimen (CLEAR) Outcomes trial in patients unwilling or unable to take statins and who had, or were at high risk for, CVD demonstrated on average a 20.0% placebo corrected LDL-C lowering, and a resulting 13% lower risk of major cardiovascular events versus placebo. NEXLETOL was approved by the FDA in February 2020 and received an expanded cardiovascular risk reduction indication from the FDA in March 2024.
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
NILEMDO is a first-in-class ACLY inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. NILEMDO was approved by the EC, in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated. In May 2024, the EC approved an expanded indication for NILEMDO to reduce cardiovascular risk in patients with or at high risk for ASCVD.
NUSTENDI contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and absorption in the intestine. NUSTENDI was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin in addition to ezetimibe, alone in patients who are either statin-intolerant or for whom a statin is contraindicated, and are unable to reach LDL-C goals with ezetimibe alone, or as an adjunct to diet in adult patients already being treated with the combination of bempedoic acid and ezetimibe as separate tablets with or without statin. In May 2024, the EC approved an expanded indication for NUSTENDI to reduce cardiovascular risk in patients with or at high risk for ASCVD.
During the years ended December 31, 2024, we incurred $6.6 million related to ongoing clinical studies. During the years ended December 31, 2023 and December 31, 2022, we incurred $46.2 million and $83.5 million, respectively, in direct expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.

Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET were commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with Daiichi Sankyo and Otsuka. Collaboration revenue in the year ended December 31, 2024 was primarily related to the settlement agreement, or Settlement Agreement, with Daiichi Sankyo Europe GmbH, or DSE, a milestone from Otsuka upon first Japanese New Drug Application, or JNDA, submission in the Otsuka Territory, sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Collaboration revenue in the years ended December 31, 2023 and 2022 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators. Refer to Note 1 and 3 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
Cost of Goods Sold
Cost of goods sold is related to our net product sales of NEXLETOL and NEXLIZET and our supply agreements with collaboration partners.
Research and Development Expenses
Our research and development expenses consist primarily of costs incurred in connection with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and any other product candidate we may choose to pursue, which include:
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

We expense research and development costs as incurred. To date, substantially all of our research and development work has been related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our early stage pipeline assets. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies. We do not allocate acquiring and manufacturing clinical study materials, salaries, stock-based compensation, employee benefits or other indirect costs related to our research and development function to specific programs.
We will continue to incur research and development expenses as they relate to other development programs or additional indications we choose to pursue such as the development of our next generation ACLY inhibitors. We expect research and development expenses to increase in 2025 as we begin our phase III pediatric trial and continue progressing our preclinical pipeline. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate we may choose to pursue. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S. and Europe. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries and related costs for personnel, including stock-based compensation, associated with our sales, executive, accounting and finance, commercial, operational and other administrative functions. Other general and administrative expenses include costs of programs necessary for the general conduct of our business, including costs associated with the commercialization of NEXLETOL and NEXLIZET, selling expenses, facility-related costs, communication expenses and professional fees for legal, patent prosecution, protection and review, consulting and accounting services.
We expect our selling, general and administrative expenses will be consistent in 2025 as it was in 2024 after the additional global regulatory approvals for new product indications in 2024 and the associated expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount to expand our sales team.

Interest Expense
Interest expense for the year ended December 31, 2024 was related to our Royalty Purchase Agreement with OMERS, entered into on June 27, 2024, our RIPA with Oberland, our Loan, entered into on December, 13, 2024, and our convertible notes. Interest expense for the years ended December 31, 2023 and December 31, 2022 was related to our RIPA and our convertible notes.
Loss on extinguishment of debt and exchange transaction
Loss on extinguishment of debt and exchange transaction is related to the loss recognized from the termination of our RIPA with Oberland and the Exchange Transaction of our Convertible Notes.

Other Income

Other income, net, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 primarily relates to interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities and also includes other income related to the sale of leased vehicles.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis, including those related to our net product sales and royalty purchase agreement. We base our estimates on historical experience, known trends and events, contractual milestones and other various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in more detail in Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies to be most critical to understanding our results and financial operations.

Product Sales, Net
We sell NEXLETOL and NEXLIZET to wholesalers in the U.S. and, in accordance with ASC 606, recognize revenue at the point in time when the customer is deemed to have obtained control of the product, which generally occurs upon receipt by the customer. Product sales are recorded at the net selling price, which includes variable considerations for rebates, chargebacks, co-pay assistance programs, distribution related fees, product returns, and other sales-related discounts and fees. Calculating these net product sales involves judgments and estimates. Our estimates give consideration for a range of possible outcomes which are probability-weighted for relevant factors such as contracts with customers, healthcare providers, payors and government agencies, statutorily-defined discounts applicable to government-funded programs, forecasted payor mix, customer buying and payment patterns, and other relevant factors. The reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Given the early stage of our commercial operations we have provided constraint of our variable consideration due to its potential consumption trends. Actual amounts of consideration ultimately received may differ from our estimates. Each period, we review our estimates of rebates, co-pay assistance programs, distribution fees and other applicable provisions. If actual results vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. A 3% change to our year ended December 31, 2024 net product sales would have an impact of approximately $3.5 million.
Liability Related to the Sale of Future Royalties

In June 2024, we entered into a royalty sale agreement with OMERS for the future royalties from our collaboration agreement with DSE for up to 1.7x the purchase price, or $518 million. We evaluated the arrangement and determined the agreement should be treated as a debt instrument according to ASC 470, Debt. The royalty sale liability related to the agreement is presented net of deferred issuance costs on the balance sheets. We impute interest expense associated with this liability using the effective interest rate method which is presented as interest expense on the statements of operations. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted royalty sales. This estimate is complex and highly judgmental due to the estimation uncertainty in determining the effective interest rate. We evaluate the interest rate quarterly based on our expectations of forecasted royalty sales from our license partner, historical experience, third-party forecasts and current market conditions utilizing the prospective method. The effective interest rate model includes royalty sales forecasts which are affected by expectations about future market conditions. A significant increase or decrease in royalties will materially impact the royalty sale liability, interest expense and the time period for repayment. A 3% increase in quarterly forecasted revenues would increase interest expense by approximately $0.2 million, increase the royalty sale liability by $0.2 million, and would have no change on the estimated time period for repayment. Issuance costs in connection with the royalty sale agreement are amortized to interest expense over the estimated term of the agreement.

Recent Accounting Pronouncements Adopted
For information on new accounting standards and the impact, on our financial position or results of operations, see Note 2 to our audited financial statements found elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Revenues:
Product sales, net	$115,725	$78,335	$37,390
Collaboration revenue	216,589	37,999	178,590
Operating expenses:
Cost of goods sold	68,601	43,267	25,334
Research and development	46,238	86,107	(39,869)
Selling, general and administrative	163,073	142,523	20,550
Income (loss) from operations	54,402	(155,563)	209,965
Interest expense	(59,251)	(58,976)	(275)
Loss on extinguishment of debt and exchange transaction	(54,918)	—	(54,918)
Other income, net	8,022	5,291	2,731
Net loss	$(51,745)	$(209,248)	$157,503
Product sales, net
Product sales, net for the year ended December 31, 2024 was $115.7 million compared to $78.3 million for the year ended December 31, 2023, an increase of $37.4 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the year ended December 31, 2024 was $216.6 million compared to $38.0 million for the year ended December 31, 2023, an increase of $178.6 million. The increase is primarily due to revenue recognized from our Settlement Agreement with DSE in the first half of 2024, a one-time milestone from Otsuka upon first JNDA submission in the Otsuka Territory, increased product sales to our collaboration partners from our supply agreements and royalty sales growth within our partner territories.
Cost of goods sold
Cost of goods sold for the year ended December 31, 2024, was $68.6 million compared to $43.3 million for the year ended December 31, 2023, an increase of $25.3 million. The increase is primarily related to increased product sales to our collaboration partners under our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.
Research and development expenses
Research and development expenses for the year ended December 31, 2024, were $46.2 million compared to $86.1 million for the year ended December 31, 2023, a decrease of $39.9 million. The decrease in research and development expenses was primarily attributable to a decrease in costs related to CLEAR Outcomes study following the announcement and presentation of our CLEAR Outcomes study results in 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2024, were $163.1 million compared to $142.5 million for the year ended December 31, 2023, an increase of $20.6 million. The increase in selling, general and administrative expenses was primarily attributable to increased commercial headcount, bonuses, and promotional costs associated with the launch of the expanded labels for NEXLETOL and NEXLIZET.

Interest expense
Interest expense for the year ended December 31, 2024, was $59.3 million, compared to $59.0 million for the year ended December 31, 2023, an increase of $0.3 million. Interest expense for the year ended December 31, 2024 was related to our revenue interest liability, or RIPA, which we repurchased on June 27, 2024, of $21.6 million, our royalty sale liability, entered into on June 27, 2024, of $24.7 million, our convertible notes, of $12.2 million, and our Credit Agreement, entered into on December 13, 2024, of $0.8 million. Interest expense for the year ended December 31, 2023, was related to our revenue interest liability of $46.7 million and convertible notes of $12.3 million.
Loss on extinguishment of debt and exchange transaction
Loss on extinguishment of debt and exchange transaction for year ended December 31, 2024, was $54.9 million, with no such loss recognized for the year ended December 31, 2023. The loss on extinguishment of debt was due to the termination of our RIPA with Oberland of $53.2 million and Exchange Transaction of our convertible notes of $1.7 million.

Other income, net
Other income, net for the year ended December 31, 2024, was $8.0 million compared to $5.3 million for the year ended December 31, 2023, an increase of $2.7 million. This increase was primarily due to higher interest income due to higher cash and cash equivalents.
Liquidity and Capital Resources
While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements and our revenue interest and royalty purchase agreements. Pursuant to the license and collaboration agreements with Daiichi Sankyo and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties.

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the year ended December 31, 2024, we issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program. During 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program.

On January 2, 2024, we entered into the Settlement Agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125.0 million, including (1) a $100.0 million payment within 15 business days of the effective date of the Settlement Agreement, which we received in January 2024, and (2) a $25.0 million payment in the calendar quarter immediately following the calendar quarter in which the European Medicines Agency, or EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe, which we received in June 2024. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed.

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

As part of our December 2024 Credit Agreement and Exchange Transaction for our 2025 and 2030 Notes, as described in more detail below, the Company added approximately $26.5 million of net cash and cash equivalents to the balance sheets after payments of original issue discount, issuance costs and accrued interest on the partial extinguishment of the 2025 Notes.

We anticipate that we will incur operating losses for the near term future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and expenses associated with our research and development activities. We anticipate that our current cash and cash equivalents, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to fund continuing operations for the near term future.

As of December 31, 2024, our primary sources of liquidity were our cash and cash equivalents which totaled $144.8 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(23,654)	$(135,487)
Net cash (used in) provided by investing activities	(317)	42,500
Net cash provided by financing activities	86,484	50,460
Net increase (decrease) in cash and cash equivalents	$62,513	$(42,527)
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our early stage pipeline assets.
Net cash used in operating activities totaled $23.7 million for the year ended December 31, 2024 and $135.5 million for the year ended December 31, 2023. Net cash used in operating activities for the year ended December 31, 2024 consisted primarily of net product sales of NEXLETOL and NEXLIZET, the Settlement Agreement with DSE and other cash received from our collaboration agreements fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as the loss extinguishment of debt associated with our RIPA and convertible note Exchange Transaction, royalty revenue paid or to be paid to OMERS, stock-based compensation expense, interest expense related to our RIPA with Oberland and royalty sale agreement, amortization of issuance costs on our convertible notes, depreciation and amortization and changes in working capital. Net cash used in operating activities for the year ended December 31, 2023 consisted of net product sales of NEXLETOL and NEXLIZET fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland and the amortization of issuance costs on our convertible notes, depreciation and amortization and changes in working capital.
The decrease in cash used in operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to a decrease in net loss resulting from increases in net product sales and collaboration revenue, primarily related to our Settlement Agreement with DSE and lower research and development costs following the public presentation of our CLEAR Outcomes CVOT in 2023, partially offset by increases in selling, general, and administrative expenses due to increased commercial headcount and promotional expenses with the launch of the expanded labels in NEXLETOL and NEXLIZET, increases in inventory, and increases in cost of goods sold related to additional sales, adjusted for normal working capital and timing of cash outlays.
Investing Activities
Net cash used in investing activities of $0.3 million for the year ended December 31, 2024 consisted of purchases of property and equipment. Net cash provided by investing activities of $42.5 million for the year ended December 31, 2023 consisted primarily of net proceeds from the sales of highly liquid, interest bearing investment grade and government securities.

Financing Activities
Net cash provided by financing activities of $86.5 million for the year ended December 31, 2024, related primarily to proceeds from our January 2024 Offering, royalty sale agreement, the Loan and issuance of convertible notes and warrant exercises, offset partially by the cash outlays resulting in the extinguishment of our RIPA and Exchange Transaction of convertible notes. Net cash provided by financing activities of $50.5 million for the year ended December 31, 2023, related primarily to proceeds from our registered direct offering, or Registered Direct Offering, exercise of warrants, and net proceeds from our 2023 ATM Program, partially offset by payments on our RIPA with Oberland.
On June 27, 2024, we entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with OMERS. Pursuant to the Purchase Agreement, we sold a portion of the royalties payable on net sales of Bempedoic Acid from our collaboration partner DSE. Pursuant to the Purchase Agreement, we received $304.7 million, less issuance costs. OMERS acquired 100% of the Royalty Interests until such time as they have received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to approximately $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to the Company. Through December 31, 2024, the royalties recognized and settled to the Purchaser was $26.1 million The Company expects future royalties to OMERS may range from $47.6 million in the next year to a maximum total payment of approximately $444.2 million beyond one year. A significant increase or decrease in future royalties will materially impact the royalty sale liability, interest expense and the time period for repayment. Refer to Note 11 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
On June 27, 2024, we repurchased the Revenue Interests outstanding under the RIPA for $343.8 million and recognized a loss on extinguishment of debt in the statements of operations of $53.2 million. Following the repurchase in June 2024, we no longer owe payments under the RIPA. Refer to Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

On December 17, 2024, we entered into an Exchange Agreement where we repaid $210.1 million aggregate principal amount of our $265.0 million 2025 Notes and associated accrued interest. Future payments under the 4.00% 2025 Notes include annual interest of $2.2 million and a principal payment of $54.9 million due in November 2025. Refer to Note 12 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

On December 17, 2024, we issued $100.0 million aggregate principal amount of 5.75% convertible senior subordinated notes due 2030 to certain financial institutions as the initial purchasers of the convertible notes, or 2030 Notes. Future payments under the 2030 Notes include annual interest of approximately $5.8 million and a principal payment of $100.0 million in 2030. Refer to Note 12 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

On December 13, 2024, we entered into a Credit Agreement for a $150.0 million Loan, which was borrowed in full at closing. Proceeds from the Loan were used repay a portion of the outstanding obligations under our 2025 Notes, and to pay an original issue discount of $3.8 million and fees and expenses in connection with the Credit Agreement of $5.4 million. The Loan will bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At the Company’s option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.5%, with the outstanding balance to be repaid on the maturity date of December 13, 2029. Future payments under the Loan are expected to be annual interest of $14.6 million ($15.4 million in 2025 with the additional portion related to the fourth quarter of 2024), $18.8 million in principal in the year ended December 31, 2028, and the remaining approximately $131.2 million in principal in the year ended December 31, 2029.

On April 15, 2022, we filed a new registration statement on Form S-3, which registered the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings, or the 2022 ATM Program. On February 21, 2023, we terminated the Open Market Sales Agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the year ended December 31, 2024, we issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program. During the year ended December 31, 2023, we issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

On March 22, 2023, we issued and sold, in the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Registered Direct Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share. The warrants are immediately exercisable and will expire on September 22, 2026, which may provide us with additional funding, if such warrants are exercised by their holders. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.001 per share. The pre-funded warrants were immediately exercisable and could be exercised at any time. As of December 31, 2024, no pre-funded warrants were outstanding. During the year ended December 31, 2024, we received net proceeds of approximately $14.8 million from the exercise of warrants. During the year ended December 31, 2023, we received net proceeds of approximately $8.4 million from the exercise of warrants and pre-funded warrants. During the year ended December 31, 2023, we received net proceeds of approximately $51.3 million related to the Registered Direct Offering after deducting placement agent fees and related offering expenses of $4.2 million, and we received approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. Refer to Note 13 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

Plan of Operations and Funding Requirements
We expect to continue to incur expenses and operating losses for the near term future in connection with our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with Daiichi Sankyo and Otsuka are sufficient to fund operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

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
We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by Securities and Exchange Commission rules, or the SEC, rules.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We had cash and cash equivalents of approximately $144.8 million at December 31, 2024. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not have any foreign currency or other derivative financial instruments.
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
Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2024.
Our outstanding warrants currently have an exercise price of $1.55 per share and holders of such warrants may not exercise if the market price of our common stock is below $1.55. As a result, we may be unable to obtain potential proceeds from the exercise of these warrants if the market price of our common stock does not exceed $1.55 per share.

Our 2025 Notes, which were issued in November 2020, carry a fixed interest rate of 4.0% per year. Our 2030 Notes, which were issued in December 2024, carry a fixed rate of 5.75%. Our Loan, which was issued in December 2025, carries a fixed interest rate of 9.75%. Since both convertible notes and the Loan bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates. We do not believe a change in interest rate has had a material effect on our results of operations during the year ended December 31, 2024.
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
As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024, based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Esperion Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Esperion Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 7, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan
March 7, 2025

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission, or the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item 11 (excluding the information under the subheading “Pay Versus Performance”) is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Detroit, Michigan, PCAOB Auditor ID 42.

The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

4.4	Description of Registrant's Securities (incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K, File No. 001-35986, filed on February 27, 2024)
4.5
Indenture, dated as of November 16, 2020, between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2020)

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
4.9
Securities Purchase Agreement by and among the Registrant and the Purchasers named therein, dated March 19, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 9, 2023)

4.10
Indenture, dated as of December 17, 2024, between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on December 18, 2024)

4.11	Form of 5.75% Convertible Senior Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on December 18, 2024)
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

10.7
First Amendment to Valley Ranch Business Park Lease, dated July 6, 2018, between the Registrant and Blackbird Ann Arbor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 2, 2018)

10.8*
License and Collaboration Agreement by and between Daiichi Sankyo Europe GmbH and the Registrant, dated as of January 2, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, File No. 001-35986 filed on February 28, 2019)

10.9
Revenue Interest Purchase Agreement by and among the Registrant, Eiger III SA LLC, and the Purchasers named therein, dated June 26, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 26, 2019)

10.10#	First Amendment to 2017 Inducement Equity Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 27, 2020)
10.11#
Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on May 28, 2024)

10.12*
License and Collaboration Agreement by and between the Registrant and Otsuka Pharmaceutical Co., Ltd. dated April 17, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 10, 2020)

10.13*
1st Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated June 18, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 10, 2020)

10.14	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2020)
10.15
Forward Stock Purchase Confirmation, dated November 11, 2020, by and between the Registrant and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2020)

10.16
Amendment No. 1 to the Revenue Interest Purchase Agreement, dated November 11, 2020, by and among the Registrant, the purchasers from time to time party thereto and Eiger III SA LLC, as the purchaser agent, dated effective as of June 26, 2019 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 23, 2021)

10.17*
Exchange Agreement, dated October 22, 2021, by and between the Registrant and the Holders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on October 25, 2021)

10.18*
License and Collaboration Agreement, by and between the Registrant and Daiichi Sankyo Company, Limited dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 3, 2021)

10.19
Amendment No. 2 to the Revenue Interest Purchase Agreement, by and among the Registrant and the parties thereto dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on April 26, 2021)

10.20
2nd Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 4, 2021)

10.21#
Esperion Therapeutics, Inc. 2022 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on May 28, 2024)

10.22#
Employment Agreement, dated November 16, 2022, by and between the Registrant and Benjamin Halladay (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2022)

10.23
Waiver and Amendment No. 3 to Revenue Interest Purchase Agreement and Amendment No. 2 to Security Agreement, by and among the Registrant, the purchasers party thereto, and Eiger III SA LLC, as the collateral agent and administrative agent, dated effective as of November 23, 2022 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 21, 2023)

10.24#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Sheldon Koenig (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.25#
Transition Agreement, dated August 3, 2024, by and between the Registrant and JoAnne Foody (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on August 5, 2024)

10.26#
Employment Agreement, dated June 9, 2022, by and between the Registrant and JoAnne Foody (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.27#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Eric Warren (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.28#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Benjamin Looker (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.29#	Second Amendment to 2017 Inducement Equity Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-274183, filed on August 24, 2023)
10.30†*
Royalty Purchase Agreement, dated as of June 24, 2024, by and between the Registrant and OCM IP Healthcare Portfolio LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 12, 2024)

10.31*
Confidential Settlement Agreement and Release, dated as of January 2, 2024, between the Registrant and Daiichi Sankyo Europe GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 7, 2024)

10.32*
3rd Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated January 2, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 7, 2024)

10.33*
1st Amendment to License and Collaboration Agreement, by and between the Registrant and Daiichi Sankyo Company, Limited dated January 2, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 7, 2024)

10.34
Credit Agreement, dated as of December 13, 2024, by and among the Registrant, GLAS USA LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on December 13, 2024)

19.1**	Esperion Therapeutics, Inc. Insider Trading Policy
97.1	Esperion Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 27, 2024)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)
23.1**	Consent of Ernst & Young LLP
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
______________________________________________________
(#)          Management contract or compensatory plan or arrangement.
(*)          Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
(†)     Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
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

ESPERION THERAPEUTICS, INC.

Date:	March 7, 2025

By:	/s/ SHELDON L. KOENIG
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ SHELDON L. KOENIG	President, Chief Executive Officer and Director	March 7, 2025
Sheldon L. Koenig	(Principal Executive Officer)

/s/ BENJAMIN HALLADAY	Chief Financial Officer (Principal Financial Officer	March 7, 2025
Benjamin Halladay	and Principal Accounting Officer)

/s/ J. MARTIN CARROLL	Director	March 7, 2025
J. Martin Carroll

/s/ SETH H.Z. FISCHER	Director	March 7, 2025
Seth H.Z. Fischer

/s/ ALAN FUHRMAN	Director	March 7, 2025
Alan Fuhrman

/s/ ANTONIO M. GOTTO, M.D., D. PHIL	Director	March 7, 2025
Antonio M. Gotto, M.D., D. Phil

/s/ STEPHEN ROCAMBOLI	Director	March 7, 2025
Stephen Rocamboli

/s/ JAY SHEPARD	Director	March 7, 2025
Jay Shepard

/s/ NICOLE VITULLO	Director	March 7, 2025
Nicole Vitullo

/s/ TRACY M. WOODY	Director	March 7, 2025
Tracy M. Woody

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2025 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of the royalty sale liability
Description of the Matter
As described in Notes 1, 2 and 11 to the financial statements, the Company maintains a Royalty Purchase Agreement (“RPA”). Pursuant to the RPA, the Company received a cash payment of $304.7 million on June 27, 2024. The carrying amount of the RPA at December 31, 2024, was $293.6 million.

In connection with the RPA, the Company evaluated the arrangement and determined it should be treated as a debt instrument according to ASC 470, Debt. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the RPA depending on a number of factors, including the level of forecasted royalty sales. The Company evaluates the interest rate quarterly based on its expectations of forecasted royalty sales from its license partner, historical experience, third-party forecasts and current market conditions utilizing the prospective method. A significant increase or decrease in future royalty sales could materially impact the royalty sale liability, interest expense and time period for repayment.

Auditing the royalty sale liability was complex and highly judgmental due to the estimation uncertainty in determining the effective interest rate. The Company’s effective interest rate model includes royalty sales forecasts which are affected by expectations about future market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for the RPA, including management's review of the underlying data used in the effective interest rate model.
Our audit procedures included, among others, assessing the methodologies and the underlying data used by the Company in its effective interest rate model. We evaluated the significant assumptions used within the forecasted royalty sales by corroborating to external analyses. We also performed sensitivity analyses to evaluate the changes in the effective interest rate, associated interest expense and the time period for repayment that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.

Detroit, Michigan
March 7, 2025

Esperion Therapeutics, Inc.
Balance Sheets
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$144,761	$82,248
Accounts receivable, net	80,142	48,494
Inventories, net	94,491	65,623
Prepaid clinical development costs	586	193
Other prepaid and current assets	18,018	4,507
Total current assets	337,998	201,065

Property and equipment, net	254	—
Right of use operating lease assets	5,513	4,675
Intangible assets	56	56
Total assets	$343,821	$205,796

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$51,650	$31,718
Convertible notes, net of issuance costs	54,575	—
Accrued clinical development costs	5,035	3,441
Accrued variable consideration	56,535	34,284
Other accrued liabilities	19,593	24,998
Royalty sale liability	47,586	—
Revenue interest liability	—	34,828
Deferred revenue from collaborations	8,518	25,402
Operating lease liabilities	2,741	1,553
Total current liabilities	246,233	156,224

Convertible notes, net of issuance costs	96,745	261,596
Royalty sale liability	246,024	—
Revenue interest liability	—	239,950
Long-term debt	140,971	—
Operating lease liabilities	2,570	3,020
Total liabilities	$732,543	$660,790
Commitments and contingencies (Note 5)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2024 and December 31, 2023	$—	$—
Common stock, $0.001 par value; 480,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 197,846,661 shares issued at December 31, 2024 and 120,204,513 shares issued at December 31, 2023	196	118
Additional paid-in capital	1,267,109	1,149,170
Treasury stock, at cost; 1,994,198 shares at December 31, 2024 and December 31, 2023	(54,998)	(54,998)
Accumulated other comprehensive loss	—	—
Accumulated deficit	(1,601,029)	(1,549,284)
Total stockholders' deficit	(388,722)	(454,994)
Total liabilities and stockholders' deficit	$343,821	$205,796
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product sales, net	$115,725	$78,335	$55,863
Collaboration revenue	216,589	37,999	19,612
Total Revenues	332,314	116,334	75,475

Operating expenses:
Cost of goods sold	68,601	43,267	26,967
Research and development	46,238	86,107	118,927
Selling, general and administrative	163,073	142,523	109,082
Total operating expenses	277,912	271,897	254,976

Income (loss) from operations	54,402	(155,563)	(179,501)

Interest expense	(59,251)	(58,976)	(56,810)
Loss on extinguishment of debt and exchange transaction	(54,918)	—	—
Other income, net	8,022	5,291	2,652
Net loss	$(51,745)	$(209,248)	$(233,659)

Net loss per common share (basic and diluted)	$(0.28)	$(2.03)	$(3.52)

Weighted-average shares outstanding (basic and diluted)	187,181,856	103,106,616	66,407,242

Other comprehensive (loss) gain:
Unrealized gain on investments	$—	$2	$29
Total comprehensive loss	$(51,745)	$(209,246)	$(233,630)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Stockholders’ Deficit
(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Loss	Deficit
Balance December 31, 2021	60,879,496	$61	$964,401	$(1,106,377)	$(54,998)	$(31)	$(196,944)
Issuance of common stock from ATM Program, net of issuance costs	13,043,797	13	90,835	—	—	—	90,848
Vesting of restricted stock units	440,697	1	—	—	—	—	1
Vesting of ESPP Shares	206,208	—	732	—	—	—	732
Stock-based compensation	—	—	15,215	—	—	—	15,215
Other comprehensive gain	—	—	—	—	—	29	29
Net loss	—	—	—	(233,659)	—	—	(233,659)
Balance December 31, 2022	74,570,198	$75	$1,071,183	$(1,340,036)	$(54,998)	$(2)	$(323,778)
Issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	12,205,000	12	52,416	—	—	—	52,428
Issuance of common stock from ATM Program, net of issuance costs	3,312,908	3	4,445	—	—	—	4,448
Vesting of restricted stock units and performance-based restricted stock units	1,034,631	1	—	—	—	—	1
Vesting of ESPP Shares	271,084	—	740	—	—	—	740
Stock-based compensation	—	—	11,958	—	—	—	11,958
Exercise of pre-funded warrants	20,965,747	21	—	—	—	—	21
Exercise of warrants	5,850,747	6	8,428	—	—	—	8,434
Other comprehensive gain	—	—	—	—	—	2	2
Net loss	—	—	—	(209,248)	—	—	(209,248)
Balance December 31, 2023	118,210,315	$118	$1,149,170	$(1,549,284)	$(54,998)	$—	$(454,994)
Issuance of common stock, net of issuance costs	65,205,000	65	90,607	—	—	—	90,672
Issuance of common stock from ATM Program, net of issuance costs	378,902	1	512	—	—	—	513
Vesting of restricted stock units and performance-based restricted stock units	1,767,857	2	—	—	—	—	2
Stock-based compensation	—	—	11,993	—	—	—	11,993
Exercise of warrants	10,272,783	10	14,798	—	—	—	14,808
Exercise of stock options and performance-based stock options	17,606	—	29	—	—	—	29
Net loss	—	—	—	(51,745)	—	—	(51,745)
Balance December 31, 2024	195,852,463	$196	$1,267,109	$(1,601,029)	$(54,998)	$—	$(388,722)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(51,745)	$(209,248)	$(233,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loss on extinguishment of debt and exchange transaction	54,918	—	—
Non-cash royalty revenue	(26,077)	—	—
Non-cash interest expense related to the revenue interest liability	21,569	46,679	44,590
Non-cash interest expense related to the royalty sale liability	24,657	—	—
Stock-based compensation expense	11,993	11,958	15,215
Depreciation expense	63	164	500
Accretion and amortization of premiums and discounts on investments	—	(412)	279
Amortization of debt issuance costs and discounts	1,498	1,697	1,621
Changes in assets and liabilities:
Accounts receivable	(31,648)	(14,765)	(10,795)
Prepaids and other assets	(13,904)	6,192	1,419
Deferred revenue	(16,884)	21,895	(2,810)
Inventories	(28,868)	(30,422)	(807)
Accounts payable	12,432	8,678	5,603
Other accrued liabilities	18,342	22,097	4,017
Net cash used in operating activities	(23,654)	(135,487)	(174,827)
Investing activities
Purchases of investments	—	—	(59,897)
Proceeds from sales/maturities of investments	—	42,500	68,001
Purchases of property and equipment	(317)	—	—
Net cash (used in) provided by investing activities	(317)	42,500	8,104
Financing activities
Proceeds from royalty sale liability	304,656	—	—
Payment of royalty sale liability issuance costs	(9,626)	—	—
Repurchase or principal payment of revenue interest liability	(343,750)	—	(50,000)
Payments on revenue interest liability	(5,832)	(15,506)	(8,024)
Proceeds from credit agreement, net of issuance costs	145,376	—	—
Proceeds from issuance of convertible notes, net of issuance costs	99,726	—	—
Repayment of convertible notes	(210,088)	—	—
Proceeds from issuance of common stock and warrants from offering, net of issuance costs	90,672	52,428	—
Proceeds from issuance of common stock from ATM Program, net of issuance costs	513	4,448	90,849
Proceeds from exercise of warrants	14,808	9,069	—
Other financing activities	29	21	(219)
Net cash provided by financing activities	86,484	50,460	32,606
Net increase (decrease) in cash and cash equivalents	62,513	(42,527)	(134,117)
Cash, cash equivalents and restricted cash at beginning of period	82,248	124,775	258,892
Cash and cash equivalents at end of period	$144,761	$82,248	$124,775
Supplemental disclosure of cash flow information:
Issuance costs not yet paid	$7,500	$635	$1
Non-cash right of use asset	98	115	5
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

The Company's lead products, NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets, are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established cardiovascular disease ("CVD"), or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. The Company's products were approved by the FDA, the European Commission ("EC") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd ("Otsuka"), Esperion’s Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka filed a New Drug Application ("NDA") in Japan in November 2024, with expected approval and National Health Insurance ("NHI") pricing in the second half of 2025. The Company filed supplemental New Drug Applications for product approvals in Canada in November 2024 and the Company's collaboration partners plan to file in Australia and Israel in the first half of 2025.

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
On January 2, 2024, the Company entered into a settlement agreement with Daiichi Sankyo Europe GmbH ("DSE") to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York ("Settlement Agreement"). Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125.0 million, including (1) a $100.0 million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25.0 million payment received in the second quarter of 2024 after the European Medicines Agency ("EMA") rendered a decision on the application that was filed with the EMA for a Type II(a) variation for the Company's oral non-statin products marketed as NILEMDO tablets and NUSTENDI tablets in Europe. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed. Refer to Note 3 "Collaborations with Third Parties" and Note 5 "Commitments and Contingencies" for further information.
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

On June 27, 2024, the Company entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with OCM IP Healthcare Portfolio LP (“OMERS”), a limited partnership formed under the laws of the Province of Ontario, Canada (the “Purchaser”). Pursuant to the Purchase Agreement, the Company sold to the Purchaser, and the Purchaser purchased for $304.7 million, a portion of the royalties payable on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the DSE Territory (as defined in the License and Collaboration Agreement) pursuant to the License and Collaboration Agreement dated January 2, 2019, between DSE and the Company, as amended (the “License and Collaboration Agreement” and such royalties being the “Royalty Interests”).

The Purchaser acquired 100% of the Royalty Interests until such time as the Purchaser has received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to the Company. The Purchase Agreement contains other customary terms and conditions, including representations and warranties, covenants and indemnification obligations in favor of each party. Refer to Note 11 "Sale of Future Royalties" for further information.

On June 27, 2024, the Company repurchased Revenue Interests outstanding under the Revenue Interest Purchase Agreement (the “RIPA”), dated effective as of June 26, 2019, as amended, by and among the Company, the purchasers party thereto (the “Purchasers”), and Eiger III SA LLC ("Oberland"), as the collateral agent and administrative agent (the “Purchaser Agent”), and satisfied all other Obligations (as defined in the RIPA) owed to the Purchasers and the Purchaser Agent by paying to the Purchaser Agent, for the benefit of the Purchasers, a payment in cash of $343.8 million (the “Repurchase Consideration”). Following the payment of the Repurchase Consideration, (a) all Revenue Interests were deemed to have been repurchased and all Obligations, debts and liabilities of the Company under the RIPA and the Transaction Documents (as defined in the RIPA) were deemed to have been paid and satisfied in full, and automatically released, discharged and terminated, and the RIPA and all other Transaction Documents automatically terminated, and all liens, security interests and pledges in favor of, granted to or held by the Purchaser Agent to secure the Obligations under the Transaction Documents were automatically terminated and released. Refer to Note 10 "Liability Related to the Revenue Interest Purchase Agreement" for further information.

On December 13, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P., as the initial lenders party thereto. The Credit Agreement provides for a $150.0 million term loan (the “Loan”), which was borrowed in full at closing. Proceeds from the Loan were used to repay a portion of the outstanding obligations under the Company’s existing $265.0 million aggregate principal amount 4.00% Convertible Senior Subordinated Notes due November 2025 (the “2025 Notes”) and to pay fees and expenses in connection with the Credit Agreement. Refer to Note 12 "Debt" for further information.

On December 13, 2024, the Company announced that they entered into privately negotiated exchange and subscription agreements, or the Agreements, with certain holders of our outstanding 2025 Notes. On December 17, 2024, the Company issued $100.0 million aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due 2030 (the “2030 Notes”) under an Indenture, dated December 17, 2024 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. The Company issued approximately $57.5 million aggregate principal amount of 2030 Notes along with approximately $153.4 million in cash, including accrued interest, in exchange for approximately $210.1 million aggregate principal amount of its 2025 Notes, pursuant to privately negotiated agreements entered into with certain holders of

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
1.  The Company and Basis of Presentation (Continued)
its 2025 Notes (the “Exchange Transaction”). The Company also issued and sold approximately $42.5 million aggregate principal amount of 2030 Notes for cash, pursuant to privately negotiated agreements (the “Subscription Transactions” and, together with the Exchange Transaction, the “Transaction”). Refer to Note 12 "Debt" for further information.

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
The Company has sustained annual operating losses since inception and expects such losses to continue over the near term future. While management believes current cash resources and future cash received from the Company's net product sales and collaboration agreements with DSE, Otsuka, and Daiichi Sankyo Co. Ltd ("DS"), entered into on January 2, 2019, April 17, 2020 and April 26, 2021, respectively, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.
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
Segment Reporting
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
Fair Value of Financial Instruments
The Company’s cash and cash equivalents are carried at fair value. Financial instruments, including accounts receivable, other prepaid and current assets, accounts payable and accrued liabilities are carried at cost, which approximates fair value. Debt is carried at amortized cost, which approximates fair value.
Concentration of Credit Risk
Cash, cash equivalents, and investments consist of financial instruments that potentially subject the Company to concentrations of credit risk. The Company has established guidelines for investment of its excess cash and believes the guidelines maintain safety and liquidity through diversification of counterparties and maturities. The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of December 31, 2024, ten customers accounted for all of the Company's net trade receivables and as of December 31, 2023 eleven customers accounted for all the Company's net trade receivables. As of December 31, 2024, three customers hold approximately 99% of the Company's trade receivables associated with net product sales and accounted for approximately 97% of gross sales of NEXLETOL and NEXLIZET in 2024.
Inventories, net
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
Leases
The Company reviews all arrangements to determine if the contract contains a lease or an embedded lease using the criteria in Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). If a lease is identified, the Company reviews the consideration in the contract and separates the lease components from the nonlease components. In addition, the Company reviews the classification of the lease between operating and finance leases. According to ASC 842, lessees should discount lease payments at the lease commencement date using the rate implicit in the lease. If the rate implicit in the lease is not readily determinable, a lessee must use its incremental borrowing rate for purposes of classifying the lease and measuring the right-of-use asset and liability. To the extent the rate is not implicit in the lease, the Company uses the incremental borrowing rate it would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
2.  Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and right-of-use operating lease assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2024.
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
Liability Related to the Sale of Future Royalties
The Company treats the sale of future DSE royalties as debt, amortized under the effective interest rate method over the estimated life of the royalty sale agreement. The royalty sale liability is presented net of deferred issuance costs on the balance sheets. The amortization of the liability related to future royalties and related interest expense are based on the Company's current estimates of future royalties, which the Company determines by using forecasted royalty sales from its collaboration partner, historical experience, third-party forecasts and current market conditions. The Company periodically assesses the forecasted sales and to the extent the amount or timing of future estimated royalty payments is materially different than previous estimates, the Company will account for any such change by adjusting the liability related to the sale of future royalties and prospectively recognize the related non-cash interest expense. Royalty revenue is recognized and the related liability reduced as earned.
Revenue Interest Liability
The revenue interest liability is presented net of deferred issuance costs on the balance sheets. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. In connection with the termination of the RIPA, as of December 31, 2024, the Company no longer has the liability referred to as the “Revenue interest liability” on the balance sheet.
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
At the inception of a contract, the transaction price reflects the amount of consideration the Company expects to be entitled to in exchange for transferring promised goods or services to its customer. In the arrangement where the Company satisfies performance obligation(s) during the regulatory phase over time, the Company recognizes collaboration revenue typically using an input method on the basis of regulatory costs incurred relative to the total expected cost which determines the extent of progress toward completion. The Company reviews the estimate of the transaction price and the total expected cost each period, and makes revisions to such estimates as necessary. Under contracted supply agreements with collaborators, the Company may manufacture and supply quantities of active pharmaceutical ingredient (“API”) or bulk tablets reasonably required by collaboration partners for the development or sale of licensed products in their respective territory. The Company recognizes revenue when the collaboration partner has obtained control of the API or bulk tablets. The Company records the costs related to the supply agreement in cost of goods sold on the statements of operations and comprehensive loss.
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
b.Product Sales, Net
On March 30, 2020 and June 4, 2020, NEXLETOL and NEXLIZET, respectively, were commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. Net product sales totaled $115.7 million, $78.3 million and $55.9 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries and related costs for personnel, including stock-based compensation, associated with our sales, executive, accounting and finance, commercial, operational and other administrative functions. Other general and administrative expenses include costs of programs necessary for the general conduct of the Company's business, including costs associated with the commercialization of NEXLETOL and NEXLIZET, selling expenses, facility-related costs, communication expenses and professional fees for legal, patent prosecution, protection and review, consulting and accounting services. Selling, general and administrative expenses are expensed as costs are incurred, services are performed, or goods are delivered. The Company incurred advertising costs of $25.5 million, $15.6 million, and $11.3 million, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value. The fair value for stock options and performance-based stock options is calculated using a Black-Scholes option-pricing model. The price used in the Black-Scholes model is determined by the closing stock price on the date of grant and adjusted if management identifies any material nonpublic information possessed at the time of grant. If the instruments contain performance conditions, compensation expense is recognized only if achievement of the performance condition is probable. The Company accounts for forfeitures as they occur. Expense is recognized during the period the related services are rendered.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2024 and it did not have a material impact on the Company's consolidated financial statements. Refer to Note 18 "Segment Reporting" for required disclosures from this ASU.

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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
2.  Summary of Significant Accounting Policies (Continued)

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires additional disclosure of the nature of expenses included in the income statement. The primary goal is to improve the decision usefulness of expense information on public business entities' income statements through the disaggregation of relevant expense captions in the notes of the financial statements. This ASU will be effective for annual periods beginning after December 15, 2026, and interim periods after December 15, 2027. The Company is currently evaluating the timing and impacts of adoption of this ASU.

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
On January 2, 2024, the Company entered into a Settlement Agreement with DSE to amicably resolve and dismiss their commercial dispute in the Southern District of New York. Under the Settlement Agreement, DSE has agreed to pay the Company an aggregate of $125 million, including (1) a $100 million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25 million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company’s oral non-statin products marketed as NILEMDO (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in Europe. The DSE Amendment grants DSE the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DSE Territory. Further, after a transition period, DSE will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DSE Territory. As of January 2, 2024, DSE shall have sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI. Pursuant to the DSE Amendment, the Company is entitled to receive one-time cash payments of up to $300 million upon the achievement of certain commercial milestones related to total net sales achievements in the DSE Territory. The Company is also entitled to receive tiered 15% to 25% royalties on net DSE Territory sales.
Collaboration Revenue
During the year ended December 31, 2024, the Company recognized collaboration revenue of $205.0 million, made up of payments pursuant to the Settlement Agreement and EMA approval, royalty revenue from DSE and sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE. During the years ended December 31, 2023 and December 31,

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
3. Collaborations with Third Parties (Continued)
2022, the Company recognized collaboration revenue of $37.2 million and $18.2 million respectively, related to royalty revenue from DSE as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
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
Pursuant to the agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The Company received $10.0 million in 2024 related to a milestone payment upon first Japanese New Drug Application ("JNDA") submissions in the Otsuka Territory. The potential future milestone payments include up to $10 million upon JNDA approval in the Otsuka Territory, up to $70.0 million upon the first NHI Price Listing for NEXLETOL in the Otsuka Territory, and up to $50.0 million upon the achievement of the primary major adverse cardiovascular events (“MACE”) in the CLEAR Outcomes study and inclusion of the CV risk reduction indication in the U.S. label, depending on the range of relative risk reduction in the CLEAR Outcomes study, payable upon approval and pricing in Japan. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company will receive tiered fifteen percent (15%) to thirty percent (30%) royalties on net sales in Japan.
Collaboration Revenue
During the year ended December 31, 2024, the Company recognized collaboration revenue of $11.3 million related to the milestone recognized upon first JNDA submissions in the Otsuka Territory and sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka. During the years ended December 31, 2023 and December 31, 2022, the Company recognized collaboration revenue of $0.1 million and $0.6 million, respectively, related to sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka.
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
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the DS Agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the DS Agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. During the years ended December 31, 2023 and December 31, 2022, the Company recognized $0.7 million and $0.8 million, respectively, of collaboration revenue related to the ongoing regulatory and development activities. During the year ended December 31, 2024, the Company recognized $0.1 million related to royalty revenue from DS.

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

Other Agreements
On December 12, 2024, the Company entered into a license and collaboration agreement with Neopharm Israel ("Neopharm") for the exclusive rights to commercialize NEXLETOL and NEXLIZET in Israel. Under the terms of the agreement, the Company granted Neopharm exclusive commercialization rights to NEXLETOL and NEXLIZET in Israel, Gaza, and West Bank. Neopharm will be responsible for commercialization in these areas. Esperion will receive an upfront and near-term milestone payments and will be eligible to receive tiered royalties on sales of NEXLETOL/NEXLIZET in Israel. During the year ended December 31, 2024, the Company recognized approximately $0.3 million of collaboration revenue related to the upfront milestone payment.
On February 26, 2025, the Company entered into a license and distribution agreement with Seqirus Pty Ltd ("CSL Seqirus") for the rights to commercialize NEXLETOL and NEXLIZET in Australia and New Zealand. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments and will be responsible for supplying finished product to CSL Seqirus. CSL Seqirus will be responsible for commercialization, including regulatory approval, reimbursement and marketing.

4. Inventories, net
Inventories, net consist of the following:

	December 31,
	2024	2023
	(in thousands)
Raw materials	$84,584	$61,890
Work in process	3,711	1,728
Finished goods	6,196	2,005
	$94,491	$65,623

Inventory reserves were $0.3 million and $3.1 million at December 31, 2024 and 2023, respectively.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

5.  Commitments and Contingencies
Legal Proceedings

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

On January 2, 2024, the Company entered into the Settlement Agreement with DSE to amicably resolve and dismiss the commercial dispute then pending in the Southern District of New York. Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125.0 million, including (1) a $100.0-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25.0-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company's oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed. Both milestones, totaling $125.0 million, were received in 2024 and included in collaboration revenue on the statements of operations.

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

Under the Hatch-Waxman Act to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Company had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLETOL or NEXLIZET, as applicable, new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first.

Beginning in May 2024, the Company filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer: Accord Healthcare Inc.; Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with an affiliate); Dr. Reddy’s Laboratories Inc. (along with an affiliate); Hetero USA Inc. (along with affiliates); Micro Labs USA Inc. (along with an affiliate); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited; and Sandoz Inc. The Company’s complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL’s and/or NEXLIZET’s Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

6.  Property and Equipment, net
Property and equipment, net, consist of the following:

	December 31,
	2024	2023
	(in thousands)
Computer equipment	$249	$249
Software	1,284	968
Furniture, fixtures and other	606	606
Leasehold improvements	189	189
Subtotal	2,328	2,012
Less accumulated depreciation and amortization	2,074	2,012
Property and equipment, net	$254	$—
Depreciation expense was $0.1 million, $0.2 million, and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
7.  Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued compensation	$12,739	$10,769
Accrued legal fees	698	9,202
Accrued professional fees	3,557	2,712
Accrued interest	1,229	1,325
Accrued other	1,370	990
Total other accrued liabilities	$19,593	$24,998

8.  Cash Equivalents
The following table summarizes the Company’s cash equivalents:

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$106,894	$—	$—	$106,894
Certificates of deposit	403	—	—	403
Total	$107,297	$—	$—	$107,297

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
8. Investments (Continued)

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$68,445	$—	$—	$68,445
Certificates of deposit	402	—	—	402
Total	$68,847	$—	$—	$68,847
During the years ended December 31, 2024, 2023 and 2022, other income, net in the statements of operations includes interest income on cash equivalents and available-for-sale investments of $7.6 million, $4.4 million and $2.4 million, respectively. During the year ended December 31, 2024, there was no accretion of premiums and discounts on investments. Other income, net in the statements of operations includes accretion of premiums and discounts on investments of $0.4 million during the year ended December 31, 2023 and amortization of premiums and discounts on investments of $0.2 million during the year ended December 31, 2022.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the years ended December 31, 2024, 2023 and 2022.
In the years ended December 31, 2024, 2023, and 2022, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive loss. As of December 31, 2024, the Company had no accrued interest receivables.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
9.  Fair Value Measurements (Continued)

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3

December 31, 2024
Assets:
Money market funds	$106,894	$106,894	$—	$—
Certificates of deposit	403	403	—	—
Total assets at fair value	$107,297	$107,297	$—	$—
December 31, 2023
Assets:
Money market funds	$68,445	$68,445	$—	$—
Certificates of deposit	402	402	—	—
Total assets at fair value	$68,847	$68,847	$—	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2024 or December 31, 2023.

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
On November 23, 2022, the Company entered into Waiver and Amendment No. 3 to Revenue Interest Purchase Agreement and Amendment No. 2 to Security Agreement (the “RIPA Amendment 3”), by and among the Company, the Purchasers and the Purchaser Agent, which amends (i) the Revenue Interest Purchase Agreement, by and among the Company, the Purchasers, and the Purchaser Agent, dated effective as of June 26, 2019 (as amended by Amendment No. 1 to Revenue Interest Purchase Agreement dated as of November 9, 2020 and Amendment No. 2 to Revenue Interest Purchase Agreement dated as of April 26, 2021, and as may be further amended, restated, supplemented or modified from time to time, the “RIPA”) and (ii) the Security Agreement, by the Company in favor of the Purchaser Agent, dated as of June 28, 2019 (as amended by the Amendment to Security Agreement and Waiver by and among the Company, the Purchaser and the Purchaser Agent, effective as of May 16, 2021, and as may be further amended, restated, supplemented or modified from time to time, the “Security Agreement”). Pursuant to the RIPA Amendment 3, among other things, (a) the Company agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50.0 million from the restricted cash account (the “Partial Call”), (b) the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177.8 million, and (c) the Purchasers and Purchaser Agent waived certain claimed defaults, breaches and Put Option Events under the RIPA and other related documents that may have occurred as a result of the Company’s opening of a new bank account.
On June 27, 2024, the Company repurchased Revenue Interests outstanding under the RIPA and satisfied all other Obligations (as defined in the RIPA) owed to the Purchasers and the Purchaser Agent by paying to the Purchaser Agent, for the benefit of the Purchasers, a payment in cash of $343.8 million (the “Repurchase Consideration”). Following the payment of the Repurchase Consideration, (a) all Revenue Interests were deemed to have been repurchased and all Obligations, debts and liabilities of the Company under the RIPA and the Transaction Documents (as defined in the RIPA) were deemed to have been paid and satisfied in full, and automatically released, discharged and terminated, and the RIPA and all other Transaction Documents automatically terminated, and all Liens, security interests and pledges in favor of, granted to or held by the Purchaser Agent to secure the Obligations under the Transaction Documents were automatically terminated and released.
In connection with the termination of the RIPA in accordance with ASC 470 Debt, the Company recorded a loss on debt extinguishment of $53.2 million in the loss on extinguishment of debt and exchange transaction line item of the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
In connection with the termination of the RIPA, as of December 31, 2024, the Company no longer has the liability referred to as the “Revenue interest liability” on the balance sheet. The Company imputed interest expense associated with the liability using the effective interest rate method through the repurchase date of June 27, 2024. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability varied during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluated the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
The Company recorded approximately $21.6 million, $46.7 million, and $44.6 million in interest expense related to this arrangement for the years ended December 31, 2024, 2023, and 2022.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

10.   Liability Related to the Revenue Interest Purchase Agreement (Continued)
The following table summarizes the revenue interest liability activity during the years ended December 31, 2024 and 2023:

(in thousands)
Revenue interest liability at December 31, 2022	$243,605
Interest expense recognized	46,679
Revenue interest payments	(15,506)
Revenue interest liability at December 31, 2023	$274,778
Interest expense recognized	21,569
Revenue interest payments	(5,832)
Repurchase of Revenue Interests	(343,750)
Loss on extinguishment of debt	53,235
Revenue interest liability at December 31, 2024	$—

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

11. Sale of Future Royalties

On June 27, 2024, the Company entered into the Purchase Agreement with OCM IP Healthcare Portfolio LP ("the Purchaser") ("OMERS"). Pursuant to the Purchase Agreement, the Company sold to the Purchaser, and the Purchaser purchased for $304.7 million, a portion of the royalties payable on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the DSE Territory (as defined in the License and Collaboration Agreement) pursuant to the License and Collaboration Agreement dated January 2, 2019, between Daiichi Sankyo Europe GMBH and the Company, as amended (the “License and Collaboration Agreement” and such royalties being the “Royalty Interests”). In connection with the Purchase Agreement, the Company incurred $9.6 million in issuance costs.

The Purchaser acquired 100% of the Royalty Interests until such time as the Purchaser has received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to the Company. The Purchase Agreement contains other customary terms and conditions, including representations and warranties, covenants and indemnification obligations in favor of each party.

The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be treated as a debt instrument according to ASC 470 Debt. The Company imputes interest expense associated with the liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted royalty sales. The Company evaluates the interest rate quarterly based on its expectations of forecasted royalty sales from its license partner, historical experience, third-party forecasts and current market conditions utilizing the prospective method. A significant increase or decrease in future royalty sales will materially impact the royalty sale liability, interest expense and the time period for repayment. The repayment of the royalty sale liability to the Purchaser does not have a fixed repayment schedule. Rather, it will be completely repaid and extinguished when the Company has repaid an aggregate amount equal to 1.7x of the Purchase Price. The $9.6 million in issuance costs will be amortized through interest expense over the life of the agreement. Royalties are remitted to the Purchaser in the subsequent quarter from when it's earned. The Company recognizes those royalties in accounts receivable, net and accounts payable on the Balance Sheets until the royalties are remitted to the Purchaser from DSE.

As of December 31, 2024, the Company has recorded a liability, referred to as the “Royalty sale liability” on the Balance Sheets, of $293.6 million, net of $8.9 million of capitalized issuance costs in connection with the royalty sale liability, which will be amortized to interest expense over the estimated term. The Company currently expects to repay $47.6 million in the next twelve months.

The Company recorded $24.7 million in interest expense related to this arrangement for the twelve months ended December 31, 2024, including $0.8 million of amortized issuance costs.
The effective annual imputed interest rate is 1.3% as of December 31, 2024.
The following table summarizes the royalty sale liability activity during the twelve months ended December 31, 2024 (in thousands):

(in thousands)
Beginning balance of royalty sale liability on June 27, 2024	$304,656
Royalty sale issuance costs	(9,626)
Royalties recognized and settled to Purchaser	(26,077)
Interest expense recognized	24,657
Total royalty sale liability at December 31, 2024	$293,610

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

12. Debt
Credit Agreement

On December 13, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P., as the initial lenders party thereto. The Credit Agreement provides for a $150.0 million term loan (the “Loan”), which was borrowed in full at closing. Proceeds from the Loan were used to repay a portion of the outstanding obligations under the Company’s existing $265.0 million aggregate principal amount 4.00% Convertible Senior Subordinated Notes due November 2025 (the “2025 Notes”) and to pay fees and expenses in connection with the Credit Agreement.

The Loan will bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At the Company’s option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.50%, with the outstanding balance to be repaid on the maturity date, which shall be five (5) years after the closing date (the “Maturity Date”); provided that, such amortization may be adjusted pursuant to the terms of the Credit agreement. The Company may, at its option, prepay the Loan in whole or in part at any time, subject to concurrent payment of certain fees and, if prepaid (a) within the first two years after closing, a make-whole premium plus 3%, (b) after the second anniversary of closing and on or prior to the third anniversary, a prepayment premium of 3% and (c) after the third anniversary of closing and on or prior to the fourth anniversary, a prepayment premium of 1% (the “Prepayment Premium”). The Loan is subject to mandatory prepayment in the event of specified asset dispositions, extraordinary receipts, unpermitted debt issuances, change of control, and, in certain circumstances, failure to settle the exchanges of the Company’s Existing Notes, subject to certain exceptions and thresholds and concurrent payment of certain fees and, if prepaid within the first four years of closing, the applicable Prepayment Premium.

All obligations under the Credit Agreement shall be guaranteed by the Company’s present and future wholly owned subsidiaries, subject to customary exceptions, and secured by assets of Company and the guarantors, including the equity interests in the Company’s subsidiaries, subject to customary exceptions. The Credit Agreement contains a financial covenant to maintain minimum liquidity of $50 million. The Credit Agreement contains affirmative and negative covenants customary for a senior secured loan. The negative covenants under the Credit Agreement limit the ability of the Company and its subsidiaries to, among other things, dispose of assets, engage in mergers, acquisitions, and similar transactions, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain exceptions.

The Credit Agreement also contains certain customary events of default, including, but not limited to, a failure to comply with the covenants in the Credit Agreement. If an event of default has occurred and continues beyond any applicable cure period, the administrative agent or the required lenders may accelerate all outstanding obligations under the Credit Agreement and/or exercise any other remedies provided under the loan documents.

In connection with the borrowing of the Loan, the Company incurred 2.5% of original issue discount ("OID"), or approximately $3.8 million. In addition, the Company incurred debt issuance costs of $5.4 million in connection with the borrowing of the Loan. Both the OID and debt issuance costs were capitalized and included in long-term debt on the Balance Sheets at the inception of the Loan, and are being amortized to interest expense using the effective interest method over the same term. As of December 31, 2024, the Company recognized $141.0 million of long-term debt related to the Credit Agreement on the Balance Sheets, net of the remaining unamortized discount and debt issuance costs associated with the Loan of $3.7 million and $5.3 million, respectively. During the year ended December 31, 2024, the Company recognized $0.8 million of interest expense.

2025 Notes
In November 2020, the Company issued $280.0 million aggregate principal amount of 4.0% senior subordinated convertible notes due November 2025. The net proceeds the Company received from the offering was approximately $271.1 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12. Debt (Continued)
Company (the “2025 Notes”). The Company used approximately $46.0 million of the net proceeds from the offering of the notes to pay the cost of the Capped Call (as defined below) and $55.0 million of the net proceeds from the offering of the initial notes to finance the Prepaid Forward (as defined below). The 2025 Notes are the Company's senior unsecured obligations and mature on November 15, 2025 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. The 2025 Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 30.2151 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $33.096 per share of common stock, subject to adjustment. The Company will pay interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year.

Holders may convert their 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2025 in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock, par value $0.001 per share (“common stock”), is greater than or equal to 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five business days after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate for the notes on each such trading day; (3) if the Company calls such notes for redemption, any such notes that have been called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption; and (4) upon the occurrence of specified corporate events, as provided in the Indenture. On or after August 15, 2025, to the close of business on the second scheduled trading day immediately before the maturity date, holders may convert all or any portion of their notes at the applicable conversion rate at any time at the option of the holder regardless of the foregoing conditions.
In addition, following certain corporate events or following issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or to convert its notes called (or deemed called) for redemption during the related redemption period, as the case may be.
The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after November 20, 2023 and before the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date the Company sends the related redemption notice, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company sends such redemption notice. No sinking fund is provided for the notes. If the Company redeems less than all the outstanding notes, at least $125.0 million aggregate principal amount of notes must be outstanding and not subject to redemption as of the relevant redemption notice date.
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
On October 22, 2021, the Company entered into a privately negotiated exchange agreement (the “2021 Exchange Agreement”) with two co-managed holders (the “Holders”) of its 2025 Notes. Under the terms of the 2021 Exchange Agreement the Holders agreed to exchange (the “2021 Exchange”) with the Company $15.0 million aggregate principal amount of the Convertible Notes held in the aggregate by them (and accrued interest thereon) for shares of the Company’s common stock. Pursuant to the 2021 Exchange Agreement, the number of shares of common stock to be issued by the Company to the Holders upon consummation of the 2021 Exchange was determined based upon the volume-weighted-average-price per share of common stock, subject to a floor of $5.62 per share, during the five trading-day averaging period, commencing on the trading day immediately following the date of the 2021 Exchange Agreement. The 2021 Exchange closed on November 3, 2021 with 1,094,848 shares of the Company's common stock being exchanged.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12. Debt (Continued)
On December 12, 2024, the Company entered into privately negotiated exchange and subscription agreements with certain holders of its 4.00% Convertible Senior Subordinated Notes due 2025 (the “2025 Notes”) pursuant to which the Company issued $100.0 million aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in June 2030 (the “2030 Notes”) consisting of (a) approximately $57.5 million principal amount of 2030 Notes, along with approximately $153.4 million in cash, including accrued interest, issued in exchange for approximately $210.1 million principal amount of 2025 Notes (the “Exchange Transaction”). The Company also issued and sold approximately $42.5 million aggregate principal amount of 2030 Notes for cash, pursuant to privately negotiated agreements (the “Subscription Transactions” and, together with the Exchange Transaction, the “Transaction”). The Exchange Transaction closed on December 17, 2024 under an Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. In exchange for issuing the 2030 Notes pursuant to the Exchange Transaction, the Company received and cancelled the exchanged 2025 Notes.
The Company accounted for the Exchange as an extinguishment of a liability and calculated the loss on extinguishment of debt under ASC 470-50-40, which requires the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt to be recognized in the income statement. The reacquisition price of the 2025 Notes was the amount of principal exchanged. The net carrying amount of the debt was calculated by the face value of the notes less the unamortized debt issuance costs associated with the face value of the notes. The Company recognized a loss of $1.7 million in "Loss on extinguishment of debt and exchange transaction" on the Statements of Operations and Comprehensive Loss during the year ended December 31, 2024.

As of December 31, 2024, the principal amount of 2025 notes was $54.9 million, and the unamortized debt issuance costs were $0.3 million, for a net carrying amount of $54.6 million. As of December 31, 2023, the principal amount of 2025 notes was $265.0 million, and the unamortized debt discount and issuance costs were $3.4 million, for a net carrying amount of $261.6 million.

The Company recorded $12.0 million, $12.3 million, and $12.2 million of interest expense during the years ended December 31, 2024, 2023, and 2022, respectively, relating to the cash interest on the 2025 notes due semi-annually and amortization of the debt issuance costs.

As of December 31, 2024, no 2025 Notes were convertible pursuant to their terms. The estimated fair value of the 2025 Notes was $53.2 million as of December 31, 2024 and $155.9 million as of December 31, 2023. The estimated fair value of the 2025 Notes was determined through consideration of quoted market prices. As of December 31, 2024, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

2030 Notes

As noted above, the Company issued $100 million aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due 2030 (the “2030 Notes”) on December 17, 2024. The Company incurred approximately $3.3 million of issuance costs associated with the 2030 Notes.
The 2030 Notes mature on June 15, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes are the Company’s senior unsecured obligations and will pay interest on the 2030 Notes at an annual rate of 5.75% payable in cash semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2025. Before March 15, 2030, holders of the 2030 Notes will have the right to convert their notes only upon the occurrence of certain events. From and after March 15, 2030, holders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock. The initial conversion rate is 326.7974 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $3.06 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. The indenture governing the 2030 Notes includes certain restrictive covenants that limits the Company’s ability to incur additional indebtedness, subject to certain exceptions.

The 2030 Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after December 20, 2027 and prior to the forty-first (41st) scheduled trading day immediately before the maturity date, but only if the last reported sale price per share exceeds 130% of the conversion price for a specified period of time and

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12. Debt (Continued)
certain other conditions are satisfied. The redemption price will be equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

In addition, if the Company undergoes a “fundamental change” (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or part of their 2030 Notes in principal amounts of $1,000 or an integral multiple thereof. The repurchase price will be equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The Indenture provides for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the 2030 Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Indenture. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

As of December 31, 2024, the principal amount of 2030 notes was $100.0 million, and the unamortized debt issuance costs were $3.3 million, for a net carrying amount of $96.7 million.

The Company recorded $0.2 million of interest expense during the years ended December 31, 2024 relating to the cash interest on the 2030 notes due semi-annually and amortization of the debt issuance costs.

As of December 31, 2024, no 2030 Notes were convertible pursuant to their terms. The estimated fair value of the 2030 Notes was $105.4 million as of December 31, 2024. The estimated fair value of the 2030 Notes was determined through consideration of quoted market prices. As of December 31, 2024, the if-converted value of the 2030 Notes did not exceed the principal value of those notes.

The Company is in compliance with all of its covenants at December 31, 2024.

Estimated future principal payments due under the Loan, 2025 Notes and 2030 Notes are as follows:

Years Ending December 31,	(in thousands)
2025	$54,912
2026	—
2027	—
2028	18,750
2029	131,250
2030	100,000
Total	$304,912

Capped Call Transactions

In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call transactions with one of the initial purchasers of the convertible notes or its affiliate and certain other financial institutions. The Company used approximately $46.0 million of the net proceeds from the offering of the 2025 Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the terms of the capped call transactions at the time of exercise, is greater than the strike price of the capped call transactions (which initially corresponds to the initial conversion price of the 2025 Notes, and is subject to certain adjustments), with such reduction and/or offset subject to a cap initially equal to approximately $55.16 (which represents a premium of approximately 100% over the last reported sale price of the Company’s common stock on November 11, 2020), subject to certain adjustments. The capped call transactions are separate transactions, entered into by the Company and are not part of the terms of the 2025 Notes.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12. Debt (Continued)
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ deficit, and they are not accounted for as derivatives and are not remeasured each reporting period. As of December 31, 2024, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the 2025 Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the 2025 Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of December 31, 2024, 448,698 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

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
ATM Offering

On April 15, 2022, the Company filed a new registration statement on Form S-3 to replace its prior automatically effective registration statement on Form S-3ASR filed on August 3, 2021, which registered the offering, issuance and sale of up to $239 million of common stock from time to time in “at-the-market” offerings (the “New ATM Program”). On February 21, 2023, the Company terminated the Open Market Sales Agreement with Jefferies LLC and entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of shares of the Company's common stock from time to time in “at-the-market” offerings (the "2023 ATM Program"), pursuant to its existing Form S-3 and the prospectus supplement to be filed on February 21, 2023. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of the Company's common stock and general market conditions. During the year ended December 31, 2023, the Company issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program. During the year ended December 31, 2024, the Company issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and other expenses, pursuant to the 2023 ATM Program.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stockholders' Deficit (Continued)
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

During the year ended December 31, 2024, 10,272,783 shares of warrants were exercised. During the year ended December 31, 2023, 20,965,747 shares of pre-funded warrants were exercised and 5,850,747 shares of warrants were exercised. As of December 31, 2024 and 2023, no pre-funded warrants were outstanding. The following table summarizes the warrants outstanding for the Company as of December 31, 2024 and 2023:

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
13.  Stockholders' Deficit (Continued)

	December 31, 2024	December 31, 2023	Weighted average exercise price
Warrants outstanding from Warrant Amendment Agreements, expiring September 22, 2026	6,071,429	9,024,212	$1.55
Warrants outstanding from Purchase Agreement, expiring September 22, 2026	20,000,000	27,320,000	$1.55
Total warrants outstanding	26,071,429	36,344,212

14.  Stock Compensation
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

Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. In May 2024, the Company's stockholders approved a second amendment to the ESPP, which increased the number of shares of Common Stock reserved for future issuance under the ESPP by an additional 6,175,000 shares. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. The Company paused the ESPP effective as of September 1, 2023, such that the offering period which would otherwise have begun on September 1, 2023 did not commence. The Company resumed the ESPP effective as of September 1, 2024, such that the offering period commenced on September 1, 2024. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.2 million, $0.3 million and $0.4 million of stock compensation expense related to the ESPP, respectively. As of December 31, 2024, there have been 610,506 shares issued and 6,389,494 shares reserved for future issuance under the ESPP.
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
14.  Stock Compensation (Continued)

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
Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the year ended December 31, 2024:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	3,686,191	$13.88	7.47	$584
Granted	2,082,000	$2.08
Forfeited or cancelled (vested and unvested)	(588,724)	$17.82
Exercised	(1,956)	$1.62
Outstanding at December 31, 2024	5,177,511	$8.70	7.43	$480
Vested and expected to vest at December 31, 2024	5,177,511	$8.70	7.43	$480
Exercisable at December 31, 2024	2,644,916	$14.21	6.15	$224

The total pre-tax intrinsic value of stock options exercised during the year ended December 31, 2024 was less than $0.1 million. No stock options were exercised during the years ended December 31, 2023 and 2022.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
14.  Stock Compensation (Continued)

The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees during each of the two years ending December 31, 2024, using the Black-Scholes option-pricing model:

	Year ended
	December 31,
	2024	2023	2022
Risk-free interest rate	4.33%	3.83%	2.26%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.13	6.17	6.16
Volatility	85%	79%	81%
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
The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2024, 2023 and 2022 were $1.55, $2.51 and $3.38, respectively. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $4.1 million and $4.1 million, respectively. During the years ended December 31, 2024, 2023 and 2022 the Company recognized stock-based compensation expense related to stock options of $4.1 million, $3.8 million and $5.6 million, including $0.3 million, $0.2 million and $0.6 million that was capitalized into inventory, respectively.
As of December 31, 2024, there was approximately $4.8 million of unrecognized compensation cost related to unvested options, which will be recognized over a weighted-average period of approximately 2.3 years.
Restricted Stock Units
The following table summarizes the activity relating to the Company’s RSUs for the year ended December 31, 2024:

	Number of	Weighted-Average
	RSUs	Fair Value Per Share

Outstanding and unvested at December 31, 2023	3,047,888	$4.69
Granted	3,583,225	$2.09
Forfeited or expired	(572,557)	$3.54
Vested	(1,611,482)	$4.44
Outstanding and unvested at December 31, 2024	4,447,074	$2.83
During the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation expense related to RSUs of $7.0 million, including $0.5 million that was capitalized into inventory, $6.6 million, including $0.4 million that was capitalized into inventory, and $6.6 million including $0.7 million that was capitalized into inventory, respectively. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $3.8 million and $1.9 million, respectively. As of December 31, 2024, there was approximately $11.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of approximately 2.4 years.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
14.  Stock Compensation (Continued)

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
The following table summarizes the activity relating to the Company's PBRSUs for the year ended December 31, 2024:

	Numbers of	Weighted-Average
	PBRSU's	Fair Value Per Share
Outstanding and unvested at December 31, 2023	160,275	$8.94
Forfeited	(3,900)	$8.94
Vested	(156,375)	$8.94
Outstanding and unvested at December 31, 2024	—	$—
Stock-based compensation related to the PBRSUs was approximately $0.2 million, including less than $0.1 million that was capitalized into inventory, for the year ended December 31, 2024. Stock-based compensation related to the PBRSUs was approximately $0.4 million, including less than $0.1 million that was capitalized into inventory, for the year ended December 31, 2023. Stock-based compensation related to PBRSUs was approximately $1.8 million, including $0.2 million that was capitalized into inventory, for the year ended December 31, 2022. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $0.4 million and $1.3 million, respectively. As of December 31, 2024, there were no outstanding and unvested PBRSUs.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
14.  Stock Compensation (Continued)

The following table summarizes the activity relating to the Company’s performance-based stock options for the year ended December 31, 2024:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	PBSOs	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	661,850	$4.97	8.63	$312
Forfeited or expired	(13,250)	$8.94
Exercised	(15,650)	$1.62
Outstanding at December 31, 2024	632,950	$4.97	6.35	$123
Vested and expected to vest at December 31, 2024	632,950	$4.97	6.35	$123
Exercisable at December 31, 2024	632,950	$4.97	6.35	$123
The total pre-tax intrinsic value of performance-based stock options exercised during the year ended December 31, 2024 was less than $0.1 million. No performance-based stock options were exercised during the years ended December 31, 2023 and 2022. Stock-based compensation related to the PBSOs was approximately $0.5 million, $0.9 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $2.0 million and $0.3 million, respectively. As of December 31, 2024, there was no unrecognized stock-based compensation expense related to unvested PBSOs.
The following table summarizes the total stock-based compensation expense in each of the income statement line items for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31
	(in thousands)
	2024	2023	2022
Research and development	$2,232	$3,430	$4,481
Selling, general and administrative	9,761	8,528	10,734
Total stock compensation expense	$11,993	$11,958	$15,215
15.  Employee Benefit Plan
During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2024, 2023 and 2022 were $1.8 million, $1.3 million and $0.7 million, respectively.
16. Leases
The Company has operating leases primarily related to the Company's principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office has a lease term of 5 years from November 1, 2023, and the automobile leases and IT equipment leases primarily have a term of 3 years. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022 the Company recognized $3.0 million, $1.0 million and $1.3 million, respectively, of operating lease costs, recognized on the statements of operations and comprehensive loss, and paid cash for the amounts included in the measurement of lease liabilities of $2.6 million, $1.0 million and $1.2 million, respectively, which were included in operating cash flows on the statements of cash flows. At December 31, 2024 and December 31, 2023, the weighted-average remaining lease term of operating leases was 2.1 years and 2.9 years, respectively, and the weighted average discount

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

16.  Leases (Continued)
rate was 7.4% and 7.5%, respectively. There was $3.3 million and $4.5 million in right-of-use assets obtained in exchange for lease obligations for the twelve months ended December 31, 2024 and December 31, 2023, respectively. The Company had no additional operating and finance leases that had not yet commenced as of December 31, 2024.
The following table summarizes the Company's future maturities of operating lease liabilities as of December 31, 2024:

(in thousands)
2025	$3,061
2026	2,307
2027	241
2028	144
2029	—
Total lease payments	5,753
Less imputed interest	(442)
Total	$5,311
The following table summarizes supplemental balance sheet information related to leases as of December 31, 2024:

Operating Leases	(in thousands)
Total right of use operating lease assets	$5,513

Operating lease liabilities (short-term)	(2,741)
Operating lease liabilities (long-term)	(2,570)
Total lease obligations under operating leases	$(5,311)
17.  Income Taxes
There was no provision for income taxes for the years ended December 31, 2024 and 2023 because the Company has incurred operating losses since inception. At December 31, 2024, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.
As of December 31, 2024 and 2023, the Company had net deferred tax assets, before valuation allowance, of approximately $413.1 million and $395.6 million, respectively. Realization of the deferred assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2024 and 2023, the Company had federal net operating loss (“NOL”) carryforwards of approximately $773.6 million and $1,027.5 million, respectively. Of the total federal NOL carryforwards, $83.5 million will expire at various dates beginning in 2037, if not utilized; the remaining federal NOLs do not expire. As of December 31, 2024 and 2023, the Company had state NOL carryforwards of approximately $644.6 million and $696.1 million, respectively. In 2022, state NOL carryforwards began to expire as they were not able to be fully utilized and will continue to expire in in future periods, if not utilized.

The Company has research and developmental tax credits of $21.0 million. The tax credit carryforwards will expire beginning in 2031, if not utilized.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2018.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
17. Income Taxes (Continued)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023	2022
Federal income tax (benefit) at statutory rate	(21.0)%	(21.0)%	(21.0)%
Change in state tax rate	1.1%	0.2%	(0.5)%
Permanent items	0.9%	0.2%	0.1%
Prior period adjustments	(5.2)%	0.9%	(3.6)%
Change in valuation allowance	24.2%	19.7%	25.0%
Effective income tax rate	—%	—%	—%
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. If the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, a Section 382 ownership change could be deemed to have occurred. If a Section 382 change occurs, the Company’s future utilization of the net operating loss carryforwards and credits as of the ownership change will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Some of the U.S. Federal and State net operating loss and credit carryforwards are subject to annual limitations due to ownership changes. The annual limitation may result in the expiration of net operating losses or credit carryforwards before utilization. The Company experienced an ownership change in 2013, 2017, 2021, 2023, and 2024. The Company may also experience ownership changes in the future as a result of future transactions in their stock. As a result of the Section 382 limitation analysis performed by the Company in 2024, it is estimated that the Company can use approximately $328.4 million of net operating loss carryforwards to offset taxable income in 2024. As the Company had less taxable income than the total allowable net deductions under section 382, it was able to use net operating loss carryforwards to fully offset taxable income in 2024. The Company had no tax expense in 2024.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2024, the Company had accrued $2.1 million for unrecognized income tax benefits and related interest and penalties against credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect this amount to change in the next twelve months. At December 31, 2024, all of the amount of unrecognized tax benefits, if recognized, would result in a deferred tax asset and corresponding increase in the entity’s valuation allowance. Such unrecognized tax benefit would not affect the effective rate if recognized. There were no interest and penalties associated with unrecognized tax benefits recognized in the Statements of Operations for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023
	(in thousands)
Balance at January 1	$2,099	$2,099
Reductions for tax positions of prior year	—	—
Balance at December 31	$2,099	$2,099

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
17. Income Taxes (Continued)

Significant components of the Company’s deferred tax assets are summarized in the table below:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$203,889	$258,836
Royalty Purchase Agreement	71,860	—
Disallowed interest	41,429	43,239
Capitalized research and development	37,848	37,998
Equity compensation	26,062	25,413
R&D tax credits, net of reserves	18,887	18,887
Other temporary differences	14,631	12,362
Total deferred tax assets	414,606	396,735
Deferred tax liabilities:
Other temporary differences	(1,521)	(1,154)
Total deferred tax liabilities	(1,521)	(1,154)
Valuation allowance	(413,085)	(395,581)
Net deferred tax assets	$—	$—
18.  Segment Reporting
The Company has one reportable segment. The majority of the Company's business consists of researching, developing and commercializing therapies for the treatment of patients with elevated LDL-C. The segment derives net product sales through sale of its NEXLETOL and NEXLIZET tablets to customers in the United States and through collaboration agreements with other third party companies to develop, manufacture and commercialize its products outside the United States. Net product sales were $115.7 million, $78.3 million and $55.9 million for the three years ended December 31, 2024, 2023, and 2022, respectively. Collaboration revenue, which includes milestone payments, royalty revenues and sales of the Company's tablets to its collaboration partners, were $216.6 million, $38.0 million and $19.6 million for the three years ended December 31, 2024, 2023, and 2022, respectively. During the year ended December 31, 2024, collaboration revenue was primarily derived in Europe and Japan from the Company's partners DSE and Otsuka. The Company manages the business activities on a consolidated basis. The accounting policies of the segment are the same as those described in Note 2.

The Company's chief operating decision maker is the Chief Executive Officer, or CODM. The CODM assesses the performance of the Company and decides how to allocate resources based on revenues and net income (loss), which is reported on the statements of operations. The chief operating decision maker also assesses performance by reviewing net cash provided by (used in) operating expenses, which is reported on the statements of cash flows. The measure of segment assets is reported on the balance sheets as total assets. The chief operating decision maker also reviews cash and cash equivalents. A significant component of the CODM's decision-making process is to ensure a balanced investment in research and development, as well as commercial activities to drive near-term success and sustain for the long term.

19.  Net Loss Per Common Share
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
19. Net Loss Per Common Share (Continued)
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31, 2024	December 31, 2023	December 31, 2022
Common shares under option	5,177,511	3,686,191	3,842,737
Unvested RSUs	4,447,074	3,047,888	1,768,185
Shares issuable related to the ESPP	116,804	—	27,558
Unvested PBRSUs	—	160,275	461,250
Common shares under PBSOs	632,950	661,850	499,200
Shares issuable upon conversion of convertible notes	34,338,912	8,007,010	8,007,010
Warrants for common stock	26,071,429	36,344,212	36,964,286
Total potential dilutive shares	70,784,680	51,907,426	51,570,226