Form 10-Q
period 2025-03-31
Esperion Therapeutics, Inc.
filed 2025-05-08
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 1, 2025, there were 198,199,462 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,633	$144,761
Accounts receivable, net	81,294	80,142
Inventories, net	99,322	94,491
Prepaid clinical development costs	504	586
Prepaid inventory costs	18,210	13,863
Other prepaid and current assets	4,815	4,155
Total current assets	318,778	337,998

Property and equipment, net	228	254
Right of use operating lease assets	4,967	5,513
Intangible assets	56	56
Total assets	$324,029	$343,821

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$71,994	$51,650
Convertible notes, net of issuance costs	54,670	54,575
Accrued clinical development costs	7,071	5,035
Accrued variable consideration	56,005	56,535
Other accrued liabilities	16,625	19,593
Royalty sale liability	57,237	47,586
Deferred revenue from collaborations	4,542	8,518
Operating lease liabilities	2,822	2,741
Total current liabilities	270,966	246,233

Convertible notes, net of issuance costs	96,871	96,745
Royalty sale liability	238,982	246,024
Long-term debt	141,449	140,971
Operating lease liabilities	1,972	2,570
Total liabilities	750,240	732,543
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized as of March 31, 2025 and 480,000,000 shares authorized as of December 31, 2024; 198,654,569 shares issued at March 31, 2025 and 197,846,661 shares issued at December 31, 2024	197	196
Additional paid-in capital	1,270,074	1,267,109
Treasury stock, at cost; 1,994,198 shares at March 31, 2025 and December 31, 2024	(54,998)	(54,998)
Accumulated deficit	(1,641,484)	(1,601,029)
Total stockholders’ deficit	(426,211)	(388,722)
Total liabilities and stockholders’ deficit	$324,029	$343,821
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product sales, net	$34,913	$24,756
Collaboration revenue	30,082	112,979
Total Revenues	64,995	137,735

Operating expenses:
Cost of goods sold	31,538	10,075
Research and development	12,557	13,403
Selling, general and administrative	42,996	41,988
Total operating expenses	87,091	65,466

(Loss) income from operations	(22,096)	72,269

Interest expense	(19,431)	(14,024)
Other income, net	1,072	2,777
Net (loss) income	$(40,455)	$61,022

Net (loss) income per common share - basic	$(0.21)	$0.36
Net (loss) income per common share - diluted	$(0.21)	$0.34

Weighted-average shares outstanding - basic	196,127,948	169,258,564
Weighted-average shares outstanding - diluted	196,127,948	189,641,251

Comprehensive (loss) income	$(40,455)	$61,022
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2023	118,210,315	$118	$1,149,170	$(1,549,284)	$—	$(54,998)	$(454,994)
Vesting of restricted stock units and performance-based restricted stock units	439,783	1	—	—	—	—	1
Stock-based compensation	—	—	3,235	—	—	—	3,235
Issuance of common stock from offering, net of issuance costs	65,205,000	65	90,607	—	—	—	90,672
Exercise of warrants	4,000,000	4	5,762	—	—	—	5,766
Net income	—	—	—	61,022	—	—	61,022
Balance at March 31, 2024	187,855,098	$188	$1,248,774	$(1,488,262)	$—	$(54,998)	$(294,298)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2024	195,852,463	$196	$1,267,109	$(1,601,029)	$—	$(54,998)	(388,722)
Vesting of restricted stock units	461,779	1	—	—	—	—	1
Vesting of ESPP shares	346,129	—	500	—	—	—	500
Stock-based compensation	—	—	2,465	—	—	—	2,465
Net loss	—	—	—	(40,455)	—	—	(40,455)
Balance at March 31, 2025	196,660,371	$197	$1,270,074	$(1,641,484)	$—	$(54,998)	$(426,211)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net (loss) income	$(40,455)	$61,022
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash royalty revenue	(10,481)	—
Depreciation expense	26	—
Amortization of debt issuance costs and discounts	699	437
Non-cash interest expense related to the revenue interest liability	—	10,937
Non-cash interest expense related to the royalty sale liability	13,090	—
Stock-based compensation expense	2,465	3,235
Changes in assets and liabilities:
Accounts receivable	(1,152)	(6,118)
Prepaids and other assets	(4,925)	(6,590)
Deferred revenue	(3,976)	3,948
Inventories	(4,831)	(7,472)
Accounts payable	27,844	(3,450)
Other accrued liabilities	(932)	(2,121)
Net cash (used in) provided by operating activities	(22,628)	53,828

Investing activities
Purchase of property and equipment	—	(73)
Net cash (used in) investing activities	—	(73)

Financing activities
Payments on revenue interest liability	—	(5,832)
Proceeds from issuance of common stock, net of issuance costs	—	90,672
Proceeds from exercise of warrants, net of issuance costs	—	5,766
Payment of issuance costs	(7,500)	—
Net cash (used in) provided by financing activities	(7,500)	90,606

Net (decrease) increase in cash and cash equivalents	(30,128)	144,361
Cash and cash equivalents at beginning of period	144,761	82,248
Cash and cash equivalents at end of period	$114,633	$226,609
Supplemental disclosure of cash flow information:
Purchase of property and equipment not yet paid	—	195
Non-cash right of use asset	30	72
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

The Company's lead products, NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets, are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established cardiovascular disease ("CVD"), or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. The Company's products were approved by the FDA, the European Commission ("EC") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd ("Otsuka"), Esperion’s Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka filed a New Drug Application ("NDA") in Japan in November 2024, with expected approval and National Health Insurance ("NHI") pricing in the second half of 2025. The Company filed supplemental NDAs for product approvals in Canada in November 2024. The Company's collaboration partners filed in Israel in March 2025 and plan to file in Australia mid 2025.

The Company's primary activities since incorporation have been conducting research and development activities, including nonclinical, preclinical and clinical testing, performing business and financial planning, recruiting personnel, raising capital, and commercializing its products. The Company received approval by the FDA in February 2020 to commercialize NEXLETOL and NEXLIZET in the U.S., and accordingly commenced principal operations on March 30, 2020 with the commercialization of NEXLETOL. The Company is subject to risks and uncertainties which include the need to successfully commercialize its products, research, develop, and clinically test therapeutic products; obtain regulatory approvals for its products; successfully manage relationships with its collaboration partners; expand and successfully manage its management, commercial and scientific staff; and finance its operations with an ultimate goal of achieving profitable operations.
The Company has sustained annual operating losses since inception and expects such losses to continue over the near term future. While management believes current cash resources and future cash received from the Company's net product sales and collaboration agreements with Daiichi Sankyo Europe GmbH ("DSE"), Otsuka, and Daiichi Sankyo Co. Ltd ("DS"), entered into on January 2, 2019, April 17, 2020 and April 26, 2021, respectively, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.
If adequate funds are not available, the Company may not be able to continue the development of its current products or future product candidates, or to commercialize its current or future product candidates, if approved.
Basis of Presentation
The accompanying condensed interim financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain prior year amounts have been reclassified to conform with current year presentation. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

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
Concentration of Credit Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of March 31, 2025 and December 31, 2024, ten customers accounted for all of the Company's net trade receivables. As of March 31, 2025 and December 31, 2024, three customers held approximately 99% and 99% of the Company's trade receivables associated with net product sales, respectively. For the three months ended March 31, 2025 and 2024, three customers accounted for approximately 99% and 99% of gross sales of NEXLETOL and NEXLIZET, respectively.
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

b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. On March 22, 2024, the Company announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin. Product sales, net totaled $34.9 million for the three months ended March 31, 2025, and $24.8 million for the three months ended March 31, 2024.

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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the impacts of adoption of this ASU.

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

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
On January 2, 2024, the Company entered into a settlement agreement (the "Settlement Agreement") with DSE to amicably resolve and dismiss their commercial dispute in the Southern District of New York. Under the Settlement Agreement, DSE has agreed to pay the Company an aggregate of $125.0 million, including (1) a $100.0-million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25.0-million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company’s oral non-statin products marketed as NILEMDO (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in Europe. Pursuant to the Settlement Agreement, also on January 2, 2024, the Company entered into a 3rd Amendment (the “DSE Amendment”) to the License and Collaboration Agreement dated January 2, 2019 with DSE. The DSE Amendment grants DSE the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DSE Territory. Further, after a transition period, DSE will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DSE Territory. As of January 2, 2024, DSE has sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI. Pursuant to the DSE Amendment, the Company is entitled to receive one-time cash payments of up to $300 million upon the achievement of certain commercial milestones related to total net sales achievements in the DSE Territory. The Company is also entitled to receive tiered 15% to 25% royalties on net DSE Territory sales.

Collaboration Revenue
In the three months ended March 31, 2025, the Company recognized collaboration revenue of $29.4 million related to royalty revenue from DSE from the sales of NILEMDO and NUSTENDI as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
In the three months ended March 31, 2024, the Company considered the guidance under ASC 606 and concluded that the Settlement Agreement was in the scope of ASC 606. The Company determined that significantly all the upfront payment of $100.0 million from the transaction price received under the Settlement Agreement qualified for revenue recognition as it related to settlement of performance obligations completed under the DSE Agreement, including: 1) the settlement of the disputed milestone, which relates to variable consideration for full satisfied performance obligations, and 2) the developmental rights for the triple combination pill. In the three months ended March 31, 2024, the Company recognized collaboration revenue of $113.0 million made up of milestone from the Settlement Agreement, royalty revenue from DSE and sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
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
Pursuant to the Otsuka Agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The Company received $10.0 million in the year ended December 31, 2024 related to a milestone payment upon first Japanese New Drug Application ("JNDA") submissions in the Otsuka Territory. The potential future milestone payments include up to $10.0 million upon first JNDA approval in the Otsuka Territory, up to $70.0 million upon the first NHI Price Listing for NEXLETOL in the Otsuka Territory, up to $50.0 million upon the achievement of the primary major adverse cardiovascular events (“MACE”) in the CLEAR Outcomes study and inclusion of the CV risk reduction indication in the U.S. label, depending on the range of relative risk reduction in the CLEAR Outcomes study, payable upon approval and pricing in Japan. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company is entitled to receive tiered fifteen percent (15%) to thirty percent (30%) royalties on net sales in Japan.

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the agreement was in the scope of ASC 606. In the three months ended March 31, 2025 and 2024, the Company did not have any collaboration revenue related to the Otsuka Agreement.
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
Collaboration Revenue

The Company recognized $0.4 million of collaboration revenue in the three months ended March 31, 2025 related to royalty revenue from DS and sales of bulk tablets per the agreement with DS. The Company did not have any collaboration revenue in three months ended March 31, 2024 aside from that discussed in the "DSE Agreement Terms" section above.

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
Other Agreements
On February 26, 2025, the Company entered into a license and distribution agreement with Seqirus Pty Ltd ("CSL Seqirus") for the rights to commercialize NEXLETOL and NEXLIZET in Australia and New Zealand. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments and will be responsible for supplying finished product to CSL Seqirus. CSL Seqirus will be responsible for commercialization, including regulatory approval, reimbursement and marketing. During the three months ended March 31, 2025, the Company recognized approximately $0.3 million of collaboration revenue related to the upfront milestone payment.

On May 7, 2025, the Company entered into a license and distribution agreement with HLS Therapeutics (“HLS”) for the exclusive rights to commercialize NEXLETOL and NEXLIZET in Canada. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments and tiered royalties on product sales. The Company will be responsible for supplying finished product to HLS. HLS will be responsible for commercialization, including reimbursement and marketing.

4. Inventories, net
Inventories, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$91,835	$84,584
Work in process	2,073	3,711
Finished goods	5,414	6,196
	$99,322	$94,491
Inventory reserves were $4.4 million and $0.3 million at March 31, 2025 and December 31, 2024, respectively.
5. Commitments and Contingencies
ANDA Litigation

Starting in March 2024, the Company received notices from nine pharmaceutical companies, six of which filed exclusively with respect to NEXLETOL and four of which filed with respect to NEXLETOL and NEXLIZET (each, an “ANDA Filer”), notifying the Company that each company had filed an Abbreviated New Drug Application ("ANDA") with the FDA seeking approval of a generic version of NEXLETOL and/or NEXLIZET in the United States, as applicable. The ANDAs each contained Paragraph IV certifications alleging that certain of the Company’s Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.

Under the Hatch-Waxman Act to the Federal Food, Drug, and Cosmetic Act ("FDCA"), the Company had 45 days from receipt of the notice letters to commence patent infringement lawsuits against these generic drug manufacturers in a federal district court to trigger a stay precluding the FDA’s approval of any ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLETOL or NEXLIZET, as applicable, new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first.

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

6. Cash Equivalents
The following table summarizes the Company’s cash equivalents (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$88,058	$—	$—	$88,058
Certificates of deposit	403	—	—	403
Total	$88,461	$—	$—	$88,461

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$106,894	$—	$—	$106,894
Certificates of deposit	403	—	—	403
Total	$107,297	$—	$—	$107,297
During the three months ended March 31, 2025, other income, net in the statements of operations includes interest income on cash equivalents of $1.1 million. During the three months ended March 31, 2024, other income, net in the statements of operations includes interest income on cash equivalents of $2.4 million. During the three months ended March 31, 2025 and March 31, 2024, there was no accretion of premiums and discounts on investments.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three months ended March 31, 2025 and 2024.
In the three months ended March 31, 2025 and 2024, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of March 31, 2025, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.
The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

March 31, 2025
Assets:
Money market funds	$88,058	$88,058	$—	$—
Certificates of deposit	403	403	—	—
Total assets at fair value	$88,461	$88,461	$—	$—
December 31, 2024
Assets:
Money market funds	$106,894	$106,894	$—	$—
Certificates of deposit	403	403	—	—
Total assets at fair value	$107,297	$107,297	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2025 and 2024.
8. Liability Related to the Revenue Interest Purchase Agreement
On June 26, 2019, the Company entered into a Revenue Interest Purchase Agreement ("RIPA") with Eiger III SA LLC ("Oberland"), as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, to obtain financing in respect to the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and other working capital needs. Pursuant to the RIPA, the Company received $125.0 million at closing, less certain issuance costs. The Company was entitled to receive up to approximately $75.0 million in subsequent installments subject to the terms and conditions set forth in the RIPA: (i) $25.0 million upon certain regulatory approval of its product candidates and (ii) $50.0 million, at the Company’s option, upon reaching $100.0 million trailing worldwide six-month net sales any time prior to December 31, 2021 (the “Third Payment”). In March 2020, the Company received $25.0 million from Oberland upon receiving regulatory approval of NEXLETOL.
As consideration for such payments, the Purchasers had a right to receive certain revenue interests (the “Revenue Interests”) from the Company based upon net sales of the Company’s certain products, once approved, which were tiered payments initially ranging from 2.5% to 7.5% of the Company’s net sales in the covered territory (the “Covered Territory”); provided that if annual net sales equaled or exceeded the Sales Threshold and if the Purchasers received 100% of their invested capital by December 31, 2024, the revenue interest rate would be decreased to a single rate of 0.4% of the Company’s net sales in the Covered Territory beginning on January 1, 2025. If the Third Payment was drawn down by the Company, the applicable royalty rates would increase by one-third. The Covered Territory was the United States, but was subject to expand to include the world-wide net sales if the Company’s annual U.S. net sales were less than $350.0 million for the year ended December 31, 2021. The U.S. net sales milestone thresholds are not to be taken as financial guidance. The Purchasers’ rights to receive the Revenue Interests would terminate on the date on which the Purchasers received Revenue Interests payments of 195% of the then aggregate purchase price (the “Cumulative Purchaser Payments”) paid to the Company, unless the RIPA were terminated earlier.

RIPA Amendments

On April 26, 2021, the Company entered into Amendment No. 2 (the “RIPA Amendment 2”) to the RIPA with Oberland, as agent for the purchaser parties thereto. Pursuant to the RIPA Amendment 2, Oberland waived the original trailing six-month world-wide net sales condition to the third installment payment under the RIPA and released the final $50 million payment payable to the Company under the terms of the RIPA. The Company and Oberland also agreed to amend additional terms of the RIPA.
On May 16, 2021, the Company entered into an Amendment to the Security Agreement and Waiver ("Amendment and Waiver") with the same parties to the Security Agreement, by and among the Company, Eiger Partners II LP (the "Purchaser") and Eiger III SA LLC (the "Purchaser Agent"), dated as of June 26, 2019 (the "Security Agreement"). Since the Specified Net Revenue for the calendar quarter ended September 30, 2021 did not exceed $15.0 million, the Company deposited $50.0 million in a deposit account subject to a block account control agreement, which was classified as restricted cash on the balance sheets.
On November 23, 2022, the Company entered into Waiver and Amendment No. 3 to Revenue Interest Purchase Agreement and Amendment No. 2 to Security Agreement (the “RIPA Amendment 3”). Pursuant to the RIPA Amendment 3, among other things, (a) the Company agreed to make a one-time partial call payment with regards to the Revenue Interests (as defined in the RIPA) in an amount equal to $50.0 million from the restricted cash account (the “Partial Call”), (b) the amount of the Cumulative Purchaser Payments (as defined in the RIPA) was reduced to $177.8 million, and (c) the Purchasers and Purchaser Agent waived certain claimed defaults, breaches and Put Option Events under the RIPA and other related documents that may have occurred as a result of the Company’s opening of a new bank account.
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
In connection with the termination of the RIPA in accordance with ASC 470 Debt, the Company recorded a loss on debt extinguishment of $53.2 million in the loss on extinguishment of debt line item of the statement of operations and comprehensive loss for the year ended December 31, 2024.
In connection with the termination of the RIPA, as of December 31, 2024, the Company no longer has the liability referred to as the “Revenue interest liability” on the balance sheet. The Company imputed interest expense associated with the liability using the effective interest rate method through the repurchase date of June 27, 2024. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability varied during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluated the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.
The Company recorded no interest expense related to this arrangement for the three months ended March 31, 2025, and approximately $10.9 million in interest expense related to this arrangement for the three months ended March 31, 2024.

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

The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be treated as a debt instrument according to ASC 470 Debt. The Company imputes interest expense associated with the liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted royalty sales. The Company evaluates the interest rate quarterly based on its expectations of forecasted royalty sales from its license partner, historical experience and current market conditions utilizing the prospective method. A significant increase or decrease in future royalty sales will materially impact the royalty sale liability, interest expense and the time period for repayment. The repayment of the royalty sale liability to the Purchaser does not have a fixed repayment schedule. Rather, it will be completely repaid and extinguished when the Company has repaid an aggregate amount equal to 1.7x of the Purchase Price. The $9.6 million in issuance costs will be amortized through interest expense over the life of the agreement. Royalties are remitted to the Purchaser in the subsequent quarter from when it's earned. The Company recognizes those royalties in accounts receivable, net and accounts payable on the condensed balance sheets until the royalties are remitted to the Purchaser from DSE.

As of March 31, 2025, the Company has recorded a liability, referred to as the “Royalty sale liability” on the condensed balance sheets, of $296.2 million, net of $8.4 million of capitalized issuance costs in connection with the royalty sale liability, which will be amortized to interest expense over the estimated term, $2.0 million of which will be amortized over the next 12 months and $6.4 million thereafter. The Company currently expects to repay $57.2 million in the next twelve months.

The Company recorded $13.1 million in interest expense related to this arrangement for the three months ended March 31, 2025, which included $0.4 million of amortized issuance costs.
The effective annual imputed interest rate is 1.4% as of March 31, 2025.
The following table summarizes the royalty sale liability activity during the three months ended March 31, 2025 (in thousands):

(in thousands)
Total royalty sale liability at December 31, 2024	$293,610
Royalties recognized and settled to Purchaser	(10,481)
Interest expense recognized	13,090
Total royalty sale liability at March 31, 2025	$296,219
10. Debt
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

In connection with the borrowing of the Loan, the Company incurred 2.5% of original issue discount ("OID"), or approximately $3.8 million. In addition, the Company incurred debt issuance costs of $5.4 million in connection with the borrowing of the Loan. Both the OID and debt issuance costs were capitalized and included in long-term debt on the condensed balance sheets at the inception of the Loan, and are being amortized to interest expense using the effective interest method over the same term. As of March 31, 2025, the Company recognized $141.4 million of long-term debt related to the Credit Agreement on the condensed balance sheets, net of the remaining unamortized discount and debt issuance costs associated with the Loan of $3.5 million and approximately $5.1 million, respectively. During the three months ended March 31, 2025, the Company recognized $4.1 million of interest expense, including $0.5 million of OID and debt issuance costs amortization.

2025 Notes
In November 2020, the Company issued $280.0 million aggregate principal amount of 4.0% senior subordinated convertible notes due November 2025. The net proceeds the Company received from the offering was approximately $271.1 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company (the “2025 Notes”). The Company used approximately $46.0 million of the net proceeds from the offering of the notes to pay the cost of the Capped Call (as defined below) and $55.0 million of the net proceeds from the offering of the initial notes to finance the Prepaid Forward (as defined below). The 2025 Notes are the Company's senior unsecured obligations and mature on November 15, 2025 (the “Maturity Date”), unless earlier repurchased or converted into shares of the Company's common stock, par value $0.001 per share ("common stock"), under certain circumstances described below. The 2025 Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 30.2151 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $33.096 per share of common stock, subject to adjustment. The Company will pay interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year.

Holders may convert their 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2025 in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock, is greater than or equal to 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five business days after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate for the notes on each such trading day; (3) if the Company calls such notes for redemption, any such notes that have been called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption; and (4) upon the occurrence of specified corporate events, as provided in the Indenture. On or after August 15, 2025, to the close of business on the second scheduled trading day immediately before the maturity date, holders may convert all or any portion of their notes at the applicable conversion rate at any time at the option of the holder regardless of the foregoing conditions.
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

As of March 31, 2025, the principal amount of 2025 notes was $54.9 million, and the unamortized debt issuance costs were $0.2 million, for a net carrying amount of $54.7 million. As of December 31, 2024, the principal amount of 2025 notes was $54.9 million, and the unamortized debt discount and issuance costs were $0.3 million, for a net carrying amount of $54.6 million.

The Company recorded $0.6 million and $3.1 million of interest expense during the three months ended March 31, 2025 and 2024, respectively, relating to the cash interest on the 2025 notes due semi-annually and including the amortization of the debt issuance costs of $0.1 million and $0.4 million, respectively.

As of March 31, 2025, no 2025 Notes were convertible pursuant to their terms. The estimated fair value of the 2025 Notes was $54.0 million as of March 31, 2025 and $53.2 million as of December 31, 2024. The estimated fair value of the 2025 Notes was determined through consideration of quoted market prices. As of March 31, 2025, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

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

The 2030 Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after December 20, 2027 and prior to the forty-first (41st) scheduled trading day immediately before the maturity date, but only if the last reported sale price per share exceeds 130% of the conversion price for a specified period of time and certain other conditions are satisfied. The redemption price will be equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

As of March 31, 2025, the principal amount of 2030 notes was $100.0 million, and the unamortized debt issuance costs were $3.1 million, for a net carrying amount of $96.9 million. As of December 31, 2024, the principal amount of 2030 notes was $100.0 million, and the unamortized debt issuance costs were $3.3 million, for a net carrying amount of $96.7 million.

The Company recorded $1.6 million of interest expense during the three months ended March 31, 2025 relating to the cash interest on the 2030 notes due semi-annually and including amortization of the debt issuance costs of $0.1 million.

As of March 31, 2025, no 2030 Notes were convertible pursuant to their terms. The estimated fair value of the 2030 Notes was $90.3 million as of March 31, 2025 and $105.4 million as of December 31, 2024. The estimated fair value of the 2030 Notes was determined through consideration of quoted market prices. As of March 31, 2025, the if-converted value of the 2030 Notes did not exceed the principal value of those notes.

The Company is in compliance with all of its covenants at March 31, 2025.

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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ deficit, and they are not accounted for as derivatives and are not remeasured each reporting period. As of March 31, 2025, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the 2025 Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the 2025 Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of March 31, 2025, 505,148 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

11. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued legal fees	$2,164	$698
Accrued compensation	6,418	12,739
Accrued professional fees	4,285	3,557
Accrued interest on convertible notes	2,485	1,229
Accrued other	1,273	1,370
Total other accrued liabilities	$16,625	$19,593
12. Stock Compensation
2022 Stock Option and Incentive Plan
In April 2022, the Company’s board of directors (the “Board”) approved the Esperion Therapeutics, Inc. 2022 Stock Option and Incentive Plan (as amended, the “2022 Plan”), which was approved by the Company's stockholders in May 2022. The number of shares of Common Stock available for awards under the 2022 Plan was set to 4,400,000, with any shares underlying awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance or shares, or otherwise terminated (other than by exercise) under the 2022 Plan may be added back to the shares of Common Stock available for issuance under the 2022 Plan. The 2022 Plan provides for the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock, cash-based awards, and dividend equivalent rights. Following the approval of the 2022 Plan, no further awards will be issued under the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”). In April 2023, the Board approved a first amendment to the 2022 Plan, which was approved by the Company's stockholders in June 2023, which increased the number of shares of Common Stock reserved for awards under the 2022 Plan to 10,650,000. In April 2024, the Board approved a second amendment to the 2022 Plan, which was approved by the Company's stockholders in May 2024, which increased the number of shares of Common Stock reserved for awards under the 2022 Plan to 16,900,000.

Employee Stock Purchase Plan
In April 2020, the Board approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (as amended, the "ESPP"), which was approved by the Company's stockholders in May 2020 and was subsequently amended by a first amendment to the ESPP adopted by the Board in July 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of Common Stock on the last trading day of the offering period. Participating employees will purchase shares of Common Stock at a discount of up to 15% on the lesser of the closing price of Common Stock on the NASDAQ Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. During the three months ended March 31, 2025, the Company recognized $0.1 million of stock compensation expense related to the ESPP. During the three months ended March 31, 2024, the Company recognized no stock compensation expense related to the ESPP. In April 2024, the Board approved a second amendment to the ESPP, which was approved by the Company's stockholders in May 2024, which increased the number of shares of Common Stock reserved for future issuance under the ESPP by an additional 6,175,000 shares. As of March 31, 2025, there have been 956,635 shares issued and 6,043,365 shares reserved for future issuance under the ESPP.

2017 Inducement Equity Plan
In May 2017, the Board approved the Esperion Therapeutics, Inc. 2017 Inducement Equity Plan (as amended in November 2019 and August 2023, the "2017 Plan"). The number of shares of Common Stock available for awards under the 2017 Plan is 2,650,000, with any shares of Common Stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of Common Stock, or otherwise terminated (other than by exercise) under the 2017 Plan added back to the shares of Common Stock available for issuance under the 2017 Plan. The 2017 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), unrestricted stock awards and dividend equivalent rights.

Stock Options
The following table summarizes the activity relating to the Company’s options to purchase Common Stock for the three months ended March 31, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	5,177,511	$8.70	7.43	$480
Granted	1,762,000	$1.50
Forfeited or expired	(49,596)	$49.12
Exercised	—	$—
Outstanding at March 31, 2025	6,889,915	$6.56	7.92	$12
Vested and expected to vest at March 31, 2025	6,889,915	$6.56	7.92	$12
Exercisable at March 31, 2025	2,823,592	$12.76	6.13	$12
Stock-based compensation related to stock options was $0.8 million for the three months ended March 31, 2025, including less than $0.1 million that was capitalized into inventory, and $0.9 million for the three months ended March 31, 2024, including $0.1 million that was capitalized into inventory. As of March 31, 2025, there was $6.0 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.8 years.
Performance-Based Stock Options ("PBSOs")
In 2021, 2022, and 2023, the Company granted PBSOs from the 2013 Plan and the 2022 Plan, that vest upon various performance-based milestones as set forth in the individual grant agreements, such as achievement of predetermined clinical or regulatory outcomes. The actual number of units (if any) received under these awards will depend on continued employment and actual performance over the performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBSOs based on the expected performance period to achieve the performance milestone. The performance criteria was met in three months ended March 31, 2024.
The following table summarizes the activity relating to the Company’s PBSOs for the three months ended March 31, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	632,950	$4.97	6.35	$123
Granted	—	$—
Forfeited or expired	—	$—
Exercised	—	$—
Outstanding at March 31, 2025	632,950	$4.97	5.98	$—
Vested and expected to vest at March 31, 2025	632,950	$4.97	5.98	$—
Exercisable at March 31, 2025	632,950	$4.97	5.98	$—

There was no stock-based compensation related to PBSOs for the three months ended March 31, 2025. Stock-based compensation related to PBSOs for the three months ended March 31, 2024 was $0.5 million. As of March 31, 2025, there was no unrecognized stock-based compensation expense related to unvested PBSOs.

Restricted Stock Units ("RSUs")
The following table summarizes the activity relating to the Company’s RSUs for the three months ended March 31, 2025:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2024	4,447,074	$2.83
Granted	5,312,350	$1.50
Forfeited	(230,996)	$3.02
Vested	(461,779)	$3.70
Outstanding and unvested March 31, 2025	9,066,649	$2.00
Stock-based compensation related to RSUs was approximately $1.6 million for the three months ended March 31, 2025 including $0.1 million that was capitalized into inventory, and $1.6 million for the three months ended March 31, 2024, including $0.1 million that was capitalized into inventory. As of March 31, 2025, there was $17.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.0 years.
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
There was no stock-based compensation related to PBRSUs for the three months ended March 31, 2025. Stock-based compensation related to PBRSUs was $0.2 million for the three months ended March 31, 2024, including less than $0.1 million that was capitalized into inventory. As of March 31, 2025, there was no unrecognized stock-based compensation expense related to unvested PBRSUs and no outstanding and unvested PBRSUs.
The following table summarizes the total stock-based compensation expense in each of the income statement line items for the three months ended March 31, 2025 and 2024:

	Three months ended March 31
	(in thousands)
	2025	2024
Research and development	$369	$904
Selling, general and administrative	2,096	2,331
Total stock compensation expense	$2,465	$3,235
13. Income Taxes
There was no provision for income taxes for the three months ended March 31, 2025 and 2024, because the Company has incurred annual operating losses since inception. At March 31, 2025, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

14. Segment Reporting

The Company has one reportable segment. The majority of the Company's business consists of researching, developing and commercializing therapies for the treatment of patients with elevated LDL-C. The segment derives net product sales through sale of its NEXLETOL and NEXLIZET tablets to customers in the United States and through collaboration agreements with other third party companies to develop, manufacture and commercialize its products outside the United States. Net product sales were $34.9 million and $24.8 million for the three months ended March 31, 2025 and 2024, respectively. Collaboration revenue, which includes milestone payments, royalty revenues and sales of the Company's tablets to its collaboration partners, were $30.1 million and $113.0 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, collaboration revenue was primarily derived in Europe from the Company's partner DSE. During the year ended December 31, 2024, collaboration revenue was primarily derived in Europe and Japan from the Company's partners DSE and Otsuka. The Company manages the business activities on a consolidated basis. The accounting policies of the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies."

The Company's chief operating decision maker is the Chief Executive Officer, or CODM. The CODM assesses the performance of the Company and decides how to allocate resources based on revenues and net (loss) income, which is reported on the statements of operations. The chief operating decision maker also assesses performance by reviewing net cash (used in) provided by operating expenses, which is reported on the statements of cash flows. The measure of segment assets is reported on the balance sheets as total assets. The chief operating decision maker also reviews cash and cash equivalents. A significant component of the CODM's decision-making process is to ensure a balanced investment in research and development, as well as commercial activities to drive near-term success and sustain for the long term.

15. Stockholders' Deficit

Underwriting Agreement

On January 18, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC ("Jefferies"), as representative of the underwriters (the "Underwriters"), related to an underwritten public offering (the "January 2024 Offering") of 56,700,000 shares of Common Stock of the Company, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of Common Stock, at the public offering price. On January 19, 2024, Jefferies gave notice to the Company of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January 2024 Offering closed on January 23, 2024, with proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and estimated offering expenses of $7.1 million.
Warrants

In connection with an underwriting agreement with H.C. Wainwright & Co., LLC ("Wainwright") on December 2, 2021, (the "December 2021 Offering") the Company issued warrants to purchase 36,964,286 shares of Common Stock at an exercise price of $9.00 and an expiration date of December 7, 2023. The warrants were recorded at fair value of $61.9 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the common shares issued with the December 2021 Offering and the warrants. On December 7, 2023, 27,940,074 of these warrants expired. The remaining 9,024,212 warrants were amended as described below.

Registered Direct Offering and Warrant Amendment

On March 19, 2023, the Company entered into a purchase agreement (the "2023 Purchase Agreement") with the Purchasers named therein (the "Purchasers") pursuant to which the Company agreed to issue and sell, in a registered direct offering (the "Registered Direct Offering"), 12,205,000 shares of Common Stock, pre-funded warrants ("Pre-Funded Warrants") to purchase up to an aggregate of 20,965,747 shares of Common Stock in lieu of shares of Common Stock, and warrants ("Warrants") to purchase up to 33,170,747 shares of Common Stock. The combined purchase price of each share of Common Stock and accompanying Warrant is $1.675 per share. The Warrants expire on September 22, 2026 and have an exercise price of $1.55. The purchase price of each Pre-Funded Warrant is $1.674 (equal to the combined purchase price per share of Common Stock and accompanying Warrant, minus $0.001). The 2023 Purchase Agreement contains customary representations, warranties, covenants and indemnification rights and obligations of the Company and the Purchasers. The Registered Direct Offering closed on March 22, 2023. The Warrants and Pre-Funded Warrants were recorded at fair value of $22.8 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the shares of Common Stock issued with the Registered Direct Offering and the Warrants and Pre-Funded Warrants. The Company estimated the fair value of the Warrants using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrant, the risk-free interest rate and the fair value of Common Stock underlying the warrant. The Company estimates the volatility based on its historical volatility that is in line with the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury daily rate for a maturity similar to the expected remaining life of the Warrants. The expected remaining life of the Warrants is assumed to be equivalent to its remaining contractual term. The Company estimated the fair value of the Pre-Funded Warrants based on the market price of Common Stock at issuance.

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

As of March 31, 2025, no Pre-Funded Warrants were outstanding. During the three months ended March 31, 2025 no warrants were exercised. During the three months ended March 31, 2024, 4,000,000 warrants were exercised. The following table summarizes the warrants outstanding for the Company as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Weighted average exercise price
Warrants outstanding from Warrant Amendment Agreements, expiring September 22, 2026	6,071,429	6,071,429	$1.55
Warrants outstanding from 2023 Purchase Agreement, expiring September 22, 2026	20,000,000	20,000,000	$1.55
Total warrants outstanding	26,071,429	26,071,429

16. Net (Loss) Income Per Common Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised or vested during the period, determined using the treasury-stock method and the if-converted method for shares issuable upon conversion of convertible notes. For purposes of this calculation, warrants for common stock, stock options, PBSOs, unvested RSUs and PBRSUs, shares issuable under the ESPP and shares issuable upon conversion of the convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive.

The following table summarizes the calculation of basic and diluted net (loss) income per share:

	March 31,
(in thousands, except share and per share data)	2025	2024
Net (loss) income - basic	$(40,455)	$61,022
Adjustments for dilutive earnings per share:
Interest expense for convertible notes, less amortization of debt issuance costs	—	2,650
Net (loss) income - diluted	$(40,455)	$63,672

Weighted average shares - basic	196,127,948	169,258,564
Effect of dilutive common stock equivalents:
Warrants	—	11,713,131
Shares issuable upon conversion of convertible notes	—	8,007,010
Common shares under option	—	54,217
Common shares under PBSOs	—	55,678
Unvested RSUs	—	478,229
Unvested PBRSUs	—	74,422
Dilutive common stock equivalents	—	20,382,687
Weighted average shares - diluted	196,127,948	189,641,251

Net (loss) income per common share – basic	$(0.21)	$0.36
Net (loss) income per common share – diluted	$(0.21)	$0.34

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31
	2025	2024
Common shares under option	6,889,915	5,228,191
Common shares under PBSOs	632,950	433,950
Unvested RSUs	9,066,649	2,204,617
Shares issuable related to the ESPP	129,624	—
Shares issuable upon conversion of convertible notes	34,338,912	—
Warrants	26,071,429	—
Total potential dilutive shares	77,129,479	7,866,758

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other filings that we make with the Securities and Exchange Commission (the "SEC").
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our marketing strategy, clinical development and commercialization plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to the clinical development, commercialization plans, timing, designs and plans for the CLEAR Outcomes study and its results, plans for potential future product candidates and expectations regarding future transactions to further improve our balance sheet to be materially different from any future results, performance or achievements, including in relation to the clinical development, commercialization plans, net sales profitability, growth of our commercial products, clinical activities, commercial development plans, the outcomes and anticipated benefits of legal proceedings and settlements, expressed or implied by these forward-looking statements.

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

Our lead products NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established CVD or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. Our products were approved by the FDA, the European Commission, or EC, and Swiss Agency for Therapeutic Products, or Swissmedic in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd., or Otsuka, our Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in

Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka filed a New Drug Application, or NDA, in Japan in November 2024, with expected approval and National Health Insurance, or NHI, pricing in the second half of 2025. We filed supplemental NDAs for product approvals in Canada in November 2024. Our collaboration partners filed in Israel in March 2025 and plan to file in Australia mid 2025.

We were incorporated in Delaware in January 2008, and commenced our operations in April 2008. Since our inception, we have focused substantially all of our efforts and financial resources on developing and commercializing bempedoic acid and the bempedoic acid / ezetimibe tablet. In February 2020, the FDA approved NEXLETOL and NEXLIZET. NEXLETOL was commercially available in the U.S. on March 30, 2020 and NEXLIZET was commercially available in the U.S. on June 4, 2020. While we began to generate revenue from the sale of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, through collaborations with third parties and revenue interest and royalty interest purchase agreements. We have incurred losses in each year since our inception.
We have never been profitable. Our net loss was $40.5 million for the three months ended March 31, 2025. Our net income was $61.0 million for the three months ended March 31, 2024, primarily related to the collaboration revenue recognized from the settlement agreement, or Settlement Agreement, with Daiichi Sankyo Europe GmbH, or DSE. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur expenses and operating losses for the near term future in connection with our ongoing activities, including, among others:

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
During the three months ended March 31, 2025, we incurred $4.0 million in expenses related to ongoing clinical studies.
During the three months ended March 31, 2024, we incurred $1.5 million in expenses related to ongoing clinical studies.
Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET were commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with DSE, Otsuka, and Daiichi Sankyo Co. Ltd, or DS, and our other ex-U.S. collaboration partners. Collaboration revenue for the three months ended March 31, 2025 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Collaboration revenue for the three months ended March 31, 2024 was primarily related to the Settlement Agreement with DSE and sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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

We expense research and development costs as incurred. To date, substantially all of our research and development work has been related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our early-stage pipeline assets. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies. We do not allocate acquiring and manufacturing clinical study materials, salaries, stock-based compensation, employee benefits or other indirect costs related to our research and development function to specific programs.
We will continue to incur research and development expenses as they relate to other development programs or additional indications we choose to pursue such as the development of our next generation ACLY inhibitors. We expect research and development expenses to increase in 2025 as we begin our phase III pediatric trial and continue progressing our preclinical pipeline. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate we may choose to pursue. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

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
Interest Expense
Interest expense is related to our royalty purchase agreement, or Royalty Purchase Agreement, with OCM IP Healthcare Portfolio LP, or OMERS, entered into on June 27, 2024, our $150.0 million term loan, or Loan, entered into on December 13, 2024, our Revenue Interest Purchase Agreement, or RIPA, with Oberland, an affiliate of Oberland Capital, and our convertible notes. Interest expense for the three months ended March 31, 2025 was related to our Royalty Purchase Agreement with OMERS, our Loan, and our convertible notes. Interest expense for the three months ended March 31, 2024 was related to our RIPA and our convertible notes.
Other Income, Net
Other income, net, primarily relates to interest income and the accretion or amortization of premiums and discounts earned on our cash and cash equivalents and also includes other income related to the sale of leased vehicles.
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

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$34,913	$24,756	$10,157
Collaboration revenue	30,082	112,979	(82,897)
Operating Expenses:
Cost of goods sold	31,538	10,075	21,463
Research and development	12,557	13,403	(846)
Selling, general and administrative	42,996	41,988	1,008
(Loss) income from operations	(22,096)	72,269	(94,365)
Interest expense	(19,431)	(14,024)	(5,407)
Other income, net	1,072	2,777	(1,705)
Net (loss) income	$(40,455)	$61,022	$(101,477)
Product sales, net
Product sales, net for the three months ended March 31, 2025 was $34.9 million compared to $24.8 million for the three months ended March 31, 2024, an increase of approximately $10.1 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET compared to the first quarter of 2024.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended March 31, 2025 was $30.1 million compared to $113.0 million for the three months ended March 31, 2024, a decrease of $82.9 million. The decrease is primarily due to the Settlement Agreement with DSE received in the three months ended March 31, 2024, partially offset by increased royalty sales growth within our partner territories and product sales to our collaboration partners from our supply agreements.
Cost of goods sold
Cost of goods sold for the three months ended March 31, 2025 was $31.5 million compared to $10.1 million for the three months ended March 31, 2024, an increase of approximately $21.4 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements, increased net product sales of NEXLETOL and NEXLIZET, production related write-offs and mark to market reserves on inventory cost adjustments.

Research and development expenses
Research and development expenses for the three months ended March 31, 2025, were $12.6 million, compared to $13.4 million for the three months ended March 31, 2024, a decrease of $0.8 million. The decrease in research and development expenses was primarily attributable to decreased compensation costs, including bonus, stock compensation and consulting.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2025, were $43.0 million, compared to $42.0 million for the three months ended March 31, 2024, an increase of $1.0 million. The increase in selling, general and administrative expenses was primarily attributable to increased consulting and marketing costs.
Interest expense
Interest expense for the three months ended March 31, 2025, was $19.4 million, compared to $14.0 million for the three months ended March 31, 2024, an increase of $5.4 million. The increase in interest expense was primarily attributable to interest on our Loan. Interest expense for the three months ended March 31, 2025 was related to our royalty sale liability, Loan and convertible notes and the associated amortization of debt issuance costs and original issue discounts. Interest expense for the three months ended March 31, 2024 was related to our revenue interest liability and convertible notes.
Other income, net
Other income, net for the three months ended March 31, 2025, was $1.1 million, compared to $2.8 million for the three months ended March 31, 2024, a decrease of $1.7 million. The decrease in other income, net was primarily due to lower interest income on our cash equivalents.
Liquidity and Capital Resources
While we began to generate revenue from the sales of our products in 2020, we have funded our operations to date primarily through proceeds from sales of preferred stock, convertible promissory notes and warrants, public offerings of common stock and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements, and our revenue interest and royalty purchase agreements. Pursuant to the license and collaboration agreements with DSE, DS, and Otsuka, we are eligible for substantial additional sales and regulatory milestone payments and royalties.

On January 2, 2024, we entered into a Settlement Agreement with DSE to amicably resolve and dismiss the commercial dispute that was pending in the Southern District of New York. Under the Settlement Agreement, DSE agreed to pay us an aggregate of $125.0 million, including (1) a $100.0 million payment within 15 business days of the effective date of the Settlement Agreement, which we received in January 2024, and (2) a $25.0 million payment in the calendar quarter immediately following the calendar quarter in which the European Medicines Agency, or EMA, renders a decision on the application that was filed with the EMA for a Type II(a) variation for our oral non-statin products marketed as NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in Europe, which we received in June 2024. The legal action pending in the United States District Court for the Southern District of New York has now been dismissed.

On January 18, 2024, we entered into an underwriting agreement, or Underwriting Agreement, with Jefferies LLC, or Jefferies, as representative of several underwriters, or the Underwriters, related to an underwritten public offering, or the January 2024 Offering, of 56,700,000 shares of our common stock, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of our common stock, at the public offering price. On January 19, 2024, Jefferies gave us notice of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January Offering closed on January 23, 2024, with proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and estimated offering expenses of $7.1 million.

On December 12, 2024, we entered into privately negotiated exchange and subscription agreements with certain holders of our 4.00% Convertible Senior Subordinated Notes due 2025, or the 2025 Notes, pursuant to which we issued $100.0 million aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in June 2030, or the 2030 Notes, consisting of (a) approximately $57.5 million principal amount of 2030 Notes, along with approximately $153.4 million in cash, including accrued interest, issued in exchange for approximately $210.1 million principal amount of 2025 Notes, or the Exchange Transaction. As part of our December 2024 Credit Agreement and Exchange Transaction for our 2025 and 2030 Notes, as described in more detail below, the Company added approximately $26.5 million of net cash and cash equivalents to the balance sheets after payments of original issue discount, issuance costs and accrued interest on the partial extinguishment of the 2025 Notes.
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

As of March 31, 2025, our primary sources of liquidity were our cash and cash equivalents which totaled $114.6 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(22,628)	$53,828
Net cash (used in) investing activities	—	(73)
Net cash (used in) provided by financing activities	(7,500)	90,606
Net (decrease) increase in cash and cash equivalents	$(30,128)	$144,361
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our early stage pipeline assets.
Net cash used in operating activities totaled $22.6 million for the three months ended March 31, 2025, compared to $53.8 million of cash provided by operating activities for the three months ended March 31, 2024. Net cash used in operating activities of $22.6 million for the three months ended March 31, 2025 consisted primarily of net product sales of NEXLETOL and NEXLIZET and collaboration revenue fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our other early stage pipeline assets, adjusted for non-cash items such as royalty revenue paid or to be paid to OMERS, stock-based compensation expense, interest expense related to our royalty sale agreement, amortization of issuance costs on our convertible notes, depreciation and amortization and changes in working capital. Net cash provided by operating activities of $53.8 million in for the three months ended March 31, 2024 consisted primarily of net product sales of NEXLETOL and NEXLIZET and collaboration revenue from the Settlement Agreement with DSE partially offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
Investing Activities
There were no cash used in or provided by investing activities for three months ended March 31, 2025. Net cash used in investing activities of $0.1 million for the three months ended March 31, 2024 consisted of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities of $7.5 million for the three months ended March 31, 2025 related primarily to payments of issuance costs on our December 2024 Credit Agreement and Exchange Transaction. Net cash provided by financing activities of $90.6 million for the three months ended March 31, 2024 related primarily to our January 2024 Offering and warrant exercises, partially offset by payments on our revenue interest liability.
On December 17, 2024, we closed on the Exchange Agreement where we repaid $210.1 million aggregate principal amount of our $265.0 million 2025 Notes and associated accrued interest. Future payments under the 4.00% 2025 Notes include annual interest of $2.2 million and a principal payment of $54.9 million due in November 2025. Refer to Note 10 "Debt" in our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
On December 17, 2024, we issued $100.0 million aggregate principal amount of 5.75% convertible senior subordinated notes due 2030 to certain financial institutions as the initial purchasers of the convertible notes, or 2030 Notes. Future payments under the 2030 Notes include annual interest of approximately $5.8 million and a principal payment of $100.0 million in 2030. Refer to Note 10 "Debt" in our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

On December 13, 2024, we entered into a credit agreement, or the Credit Agreement, with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P., as the initial lenders party thereto. The Credit Agreement provides for a $150.0 million term loan, or the Loan, which was borrowed in full at closing. Proceeds from the Loan were used repay a portion of the outstanding obligations under our 2025 Notes, and to pay an original issue discount of $3.8 million and fees and expenses in connection with the Credit Agreement of $5.4 million. The Loan will bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At the Company’s option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.5%, with the outstanding balance to be repaid on the maturity date of December 13, 2029. Future payments under the Loan are expected to be annual interest of $14.6 million ($15.4 million in 2025 with the additional portion related to the fourth quarter of 2024), $18.8 million in principal in the year ended December 31, 2028, and the remaining approximately $131.2 million in principal in the year ended December 31, 2029.
On June 27, 2024, we entered into a Royalty Purchase Agreement, or the Purchase Agreement, with OMERS. Pursuant to the Purchase Agreement, we sold a portion of the royalties payable on net sales of Bempedoic Acid from our collaboration partner DSE. Pursuant to the Purchase Agreement, we received $304.7 million, less issuance costs. OMERS acquired 100% of the Royalty Interests until such time as they have received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to approximately $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to the Company. Through March 31, 2025, the royalties recognized and settled to the Purchaser was $36.6 million The Company expects future royalties to OMERS may range from $57.2 million in the next year to a maximum total payment of approximately $424.1 million beyond one year. A significant increase or decrease in future royalties will materially impact the royalty sale liability, interest expense and the time period for repayment. Refer to Note 9 "Sale of Future Royalties" in our condensed financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for further information.
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

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. No shares were issued during the three months ended March 31, 2025 and 2024. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

On March 22, 2023, we issued and sold, in a registered direct offering, or the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Registered Direct Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share. The warrants are immediately exercisable and will expire on September 22, 2026, which may provide us with additional funding, if such warrants are exercised by their holders. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.001 per share. The pre-funded warrants were immediately exercisable and could be exercised at any time. As of March 31, 2025, no pre-funded warrants were outstanding as all were exercised during the year ended 2023. We received net proceeds of approximately $51.3 million related to the Registered Direct Offering after deducting placement agent fees and related offering expenses of $4.2 million, and we received approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. In the three months ended March 31, 2024, we received net proceeds of approximately $5.8 million from the exercise of warrants in connection with the Registered Direct Offering.

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
Until such time, if ever, as we can generate substantial U.S. product revenues and collaboration royalties, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, debt financings, royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE, Otsuka and DS, or our other ex-U.S. partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by the SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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

You should consider carefully the following risk factors, together with those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in all of the other information included or incorporated in this Quarterly Report on Form 10-Q. The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriations of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review investigational new drug application submissions, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or necessary employees, or if the agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Unfavorable macroeconomic conditions or market volatility resulting from geopolitical developments or national or global economic conditions, including those affecting the financial services industry, could adversely affect our business, financial condition or results of operations.

Adverse market or macroeconomic conditions or market volatility resulting from geopolitical events, global economic developments, political unrest, high inflation, rising interest rates, tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine and the conflict between Israel and Hamas or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades.

Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, there has been proposed U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	3.2	June 12, 2013	333-188595

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 26, 2022	001-35986

3.3	Certificate of Validation relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022	8-K	3.1	September 20, 2022	001-35986

3.4	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	June 15, 2023	001-35986

3.5	Second Amended and Restated Bylaws of the Registrant dated April 29, 2021	10-Q	3.1	May 4, 2021	001-35986

4.1	Specimen Common Stock Certificate	S-1	4.1	June 12, 2013	333-188595

10.1*	First Supplemental Indenture, dated as of January 27, 2025

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

ESPERION THERAPEUTICS, INC.

May 8, 2025	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By:	/s/ Benjamin Halladay
Benjamin Halladay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)