Form 10-Q
period 2025-06-30
Esperion Therapeutics, Inc.
filed 2025-08-13
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 8, 2025, there were 201,622,825 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,061	$144,761
Accounts receivable, net	107,746	80,142
Inventories, net	114,466	94,491
Prepaid clinical development costs	4,170	586
Prepaid inventory costs	24,772	13,863
Other prepaid and current assets	5,380	4,155
Total current assets	342,595	337,998

Property and equipment, net	201	254
Right of use operating lease assets	4,233	5,513
Intangible assets	56	56
Total assets	$347,085	$343,821

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$74,704	$51,650
Convertible notes, net of issuance costs	54,766	54,575
Accrued clinical development costs	1,209	5,035
Accrued variable consideration	61,299	56,535
Other accrued liabilities	15,455	19,593
Royalty sale liability	66,312	47,586
Deferred revenue from collaborations	22,313	8,518
Operating lease liabilities	2,738	2,741
Total current liabilities	298,796	246,233

Convertible notes, net of issuance costs	96,998	96,745
Royalty sale liability	229,600	246,024
Long-term debt	146,452	140,971
Operating lease liabilities	1,312	2,570
Other long-term liabilities	7,436	—
Total liabilities	780,594	732,543
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 202,149,464 shares issued at June 30, 2025 and 197,846,661 shares issued at December 31, 2024	200	196
Additional paid-in capital	1,275,498	1,267,109
Treasury stock, at cost; 1,994,198 shares at June 30, 2025 and December 31, 2024	(54,998)	(54,998)
Accumulated deficit	(1,654,209)	(1,601,029)
Total stockholders’ deficit	(433,509)	(388,722)
Total liabilities and stockholders’ deficit	$347,085	$343,821
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$40,274	$28,302	$75,187	$53,058
Collaboration revenue	42,111	45,532	72,193	158,511
Total Revenues	82,385	73,834	147,380	211,569

Operating expenses:
Cost of goods sold	28,543	15,609	60,081	25,684
Research and development	7,238	11,461	19,795	24,864
Selling, general and administrative	39,509	44,185	82,505	86,173
Total operating expenses	75,290	71,255	162,381	136,721

Income (loss) from operations	7,095	2,579	(15,001)	74,848

Interest expense	(20,486)	(13,723)	(39,917)	(27,747)
Loss on extinguishment of debt	—	(53,235)	—	(53,235)
Other income, net	666	2,454	1,738	5,231
Net loss	$(12,725)	$(61,925)	$(53,180)	$(903)

Net loss per common share - basic and diluted	$(0.06)	$(0.33)	$(0.27)	$(0.01)

Weighted-average shares outstanding - basic and diluted	197,546,239	188,793,816	196,841,011	179,026,191

Comprehensive loss	$(12,725)	$(61,925)	$(53,180)	$(903)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2023	118,210,315	$118	$1,149,170	$(1,549,284)	$—	$(54,998)	$(454,994)
Vesting of restricted stock units and performance-based restricted stock units	439,783	1	—	—	—	—	1
Stock-based compensation	—	—	3,235	—	—	—	3,235
Issuance of common stock from offering, net of issuance costs	65,205,000	65	90,607	—	—	—	90,672
Exercise of warrants	4,000,000	4	5,762	—	—	—	5,766
Net income	—	—	—	61,022	—	—	61,022
Balance at March 31, 2024	187,855,098	$188	$1,248,774	$(1,488,262)	$—	$(54,998)	$(294,298)
Vesting of restricted stock units	479,921	1	—	—	—	—	1
Stock-based compensation	—	—	2,931	—	—	—	2,931
Exercise of stock options	17,606	—	29	—	—	—	29
Exercise of warrants	6,272,783	6	9,036	—	—	—	9,042
Net loss	—	—	—	(61,925)	—	—	(61,925)
Balance at June 30, 2024	194,625,408	$195	$1,260,770	$(1,550,187)	$—	$(54,998)	$(344,220)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2024	195,852,463	$196	$1,267,109	$(1,601,029)	$—	$(54,998)	(388,722)
Vesting of restricted stock units	461,779	1	—	—	—	—	1
Vesting of ESPP shares	346,129	—	500	—	—	—	500
Stock-based compensation	—	—	2,465	—	—	—	2,465
Net loss	—	—	—	(40,455)	—	—	(40,455)
Balance at March 31, 2025	196,660,371	$197	$1,270,074	$(1,641,484)	$—	$(54,998)	$(426,211)
Vesting of restricted stock units	829,390	—	—	—	—	—	—
Stock-based compensation	—	—	2,669	—	—	—	2,669
Issuance of common stock from ATM program, net of issuance costs	2,665,505	3	2,755	—	—	—	2,758
Net loss	—	—	—	(12,725)	—	—	(12,725)
Balance at June 30, 2025	200,155,266	$200	$1,275,498	$(1,654,209)	$—	$(54,998)	$(433,509)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(53,180)	$(903)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash loss on extinguishment of debt	—	53,235
Non-cash royalty revenue	(24,061)	(7,531)
Paid-in-kind interest on long-term debt	4,406	—
Depreciation expense	53	10
Amortization of debt issuance costs and discounts	1,519	879
Non-cash interest expense related to the revenue interest liability	—	21,569
Non-cash interest expense related to the royalty sale liability	26,363	—
Stock-based compensation expense	5,134	6,166
Changes in assets and liabilities:
Accounts receivable	(27,604)	(11,866)
Prepaids and other assets	(15,718)	(6,275)
Deferred revenue	13,795	(4,730)
Inventories	(19,975)	(18,846)
Other long-term liabilities	7,436	—
Accounts payable	30,462	15,898
Other accrued liabilities	(2,680)	(983)
Net cash (used in) provided by operating activities	(54,050)	46,623

Investing activities
Purchase of property and equipment	—	(150)
Net cash (used in) investing activities	—	(150)

Financing activities
Payments on revenue interest liability	—	(5,832)
Repurchase of revenue interest liability	—	(343,750)
Proceeds from royalty sale liability	—	304,656
Proceeds from issuance of common stock, net of issuance costs	—	90,672
Proceeds from issuance of common stock from ATM program, net of issuance costs	2,850	—
Proceeds from exercise of common stock options	—	29
Proceeds from exercise of warrants, net of issuance costs	—	14,808
Payment of issuance costs	(7,500)	—
Net cash (used in) provided by financing activities	(4,650)	60,583

Net (decrease) increase in cash and cash equivalents	(58,700)	107,056
Cash and cash equivalents at beginning of period	144,761	82,248
Cash and cash equivalents at end of period	$86,061	$189,304
Supplemental disclosure of cash flow information:
Common stock issuance costs not yet paid	$92	$—
Royalty sale issuance costs not yet paid	—	9,626
Purchase of property and equipment not yet paid	—	167
Non-cash right of use asset	20	84
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
1. The Company and Basis of Presentation
Esperion Therapeutics, Inc. ("the Company” or "Esperion") is a commercial stage biopharmaceutical company currently focused on bringing new medicines to patients that address unmet medical needs. The Company has developed and is commercializing U.S. Food and Drug Administration (“FDA”) approved oral, once-daily, non-statin medicines for patients who are at risk for cardiovascular disease ("CVD") and are struggling with elevated low density lipoprotein cholesterol ("LDL-C"). Through commercial execution, international partnerships and collaborations, and advancement of its pre-clinical pipeline, the Company continues to evolve into a leading global biopharmaceutical company.

The Company's lead products, NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets, are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established CVD or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. The Company's products were approved by the FDA, the European Commission ("EC") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd ("Otsuka"), Esperion’s Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka filed a New Drug Application ("NDA") in Japan in November 2024, with expected approval and National Health Insurance ("NHI") pricing in the second half of 2025. The Company filed supplemental NDAs for product approvals in Canada in November 2024, with expected approval in the fourth quarter of 2025. The Company's collaboration partners filed in Israel in March 2025, with expected approval in the first half of 2026, and in Australia in July 2025, with expected approval in the second half of 2026.

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
The Company has sustained annual operating losses since inception and expects such losses to continue over the immediate future. While management believes current cash resources and future cash received from the Company's net product sales and collaboration agreements with Daiichi Sankyo Europe GmbH ("DSE"), Otsuka, and Daiichi Sankyo Co. Ltd ("DS"), entered into on January 2, 2019, April 17, 2020 and April 26, 2021, respectively, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.
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
Concentration of Credit Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of June 30, 2025 and December 31, 2024, ten customers accounted for all of the Company's net trade receivables. As of June 30, 2025 and December 31, 2024, three customers held approximately 99% of the Company's trade receivables associated with net product sales. For the six months ended June 30, 2025 and 2024, three customers accounted for approximately 98% of gross sales of NEXLETOL and NEXLIZET.
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
At the inception of the contract, the transaction price reflects the amount of consideration the Company expects to be entitled to in exchange for transferring promised goods or services to its customer. In the arrangement where the Company satisfies performance obligation(s) during the regulatory phase over time, the Company recognizes collaboration revenue typically using an input method on the basis of regulatory costs incurred relative to the total expected cost which determines the extent of progress toward completion. The Company reviews the estimate of the transaction price and the total expected cost each period and makes revisions to such estimates as necessary. Under contracted supply agreements with collaborators, the Company, through its third party contract manufacturing partners, may manufacture and supply quantities of active pharmaceutical ingredient (“API”) or bulk tablets reasonably required by collaboration partners for the development or sale of licensed products in their respective territory. The Company recognizes revenue when the collaboration partner has obtained control of the API or bulk tablets. The Company records the costs related to the supply agreement in cost of goods sold on the condensed statements of operations and comprehensive loss.
Under the Company's collaboration agreements, product sales and cost of sales may be recorded by the Company's collaborators as they are deemed to be the principal in the transaction. The Company receives royalties from the commercialization of such products, and records its share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators. On May 22, 2024, the Company announced that the EC approved the label update of both NILEMDO and NUSTENDI as treatments for hypercholesterolemia and to reduce the risk of adverse cardiovascular events. The EC’s decisions to update the labels of bempedoic acid and bempedoic acid / ezetimibe FDC are based on the positive CLEAR Outcomes trial results and make them the first and only LDL-C lowering treatments indicated for primary and secondary prevention of cardiovascular events. NILEMDO and NUSTENDI are approved to reduce cardiovascular risk in patients with or at high risk for atherosclerotic cardiovascular disease.

b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. On March 22, 2024, the Company announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin. Product sales, net totaled $40.3 million and $75.2 million, respectively, for the three and six months ended June 30, 2025, and $28.3 million and $53.1 million, respectively, for the three and six months ended June 30, 2024.

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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the impacts of adoption of this ASU.

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
3. Collaborations with Third Parties
DSE Agreement Terms
On January 2, 2019, the Company entered into a license and collaboration agreement with DSE, which was amended on June 18, 2020, and further amended on January 2, 2024 (as amended, the “DSE Agreement”). Pursuant to the DSE Agreement, the Company granted DSE exclusive commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the European Economic Area, United Kingdom, Turkey, and Switzerland (collectively, the “DSE Territory”). DSE is responsible for commercialization in the DSE Territory. DSE's designated affiliate in Turkey will be solely responsible, at its sole cost and expense, for all regulatory matters relating to such products in Turkey, including obtaining regulatory approval for such products in Turkey. The Company remains responsible for clinical development, regulatory and manufacturing activities for the licensed products globally, including in the DSE Territory outside of Turkey.

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
On January 2, 2024, the Company entered into a settlement agreement (the "Settlement Agreement") with DSE to amicably resolve and dismiss their commercial dispute in the Southern District of New York. Under the Settlement Agreement, DSE has agreed to pay the Company an aggregate of $125.0 million, including (1) a $100.0 million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25.0 million payment in the calendar quarter immediately following the calendar quarter in which the EMA renders a decision on the application that was filed with the EMA for a Type II(a) variation for the Company’s oral non-statin products marketed as NILEMDO (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in Europe. Pursuant to the Settlement Agreement, also on January 2, 2024, the Company entered into a 3rd Amendment (the “DSE Amendment”) to the License and Collaboration Agreement dated January 2, 2019 with DSE. The DSE Amendment grants DSE the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DSE Territory. Further, after a transition period, DSE will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DSE Territory. As of January 2, 2024, DSE has sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI. Pursuant to the DSE Amendment, the Company is entitled to receive one-time cash payments of up to $300.0 million upon the achievement of certain commercial milestones related to total net sales achievements in the DSE Territory. The Company is also entitled to receive tiered 15% to 25% royalties on net DSE Territory sales.

Collaboration Revenue
In the three and six months ended June 30, 2025, the Company recognized collaboration revenue of approximately $41.0 million and $70.4 million, respectively, related to royalty revenue from DSE from the sales of NILEMDO and NUSTENDI, as well as the sales of bulk tablets and API to DSE pursuant to the supply agreement that was executed with DSE.
The Company considered the guidance under ASC 606 and concluded that the Settlement Agreement was in the scope of ASC 606. The Company determined that significantly all the upfront payment of $100.0 million from the transaction price received under the Settlement Agreement qualified for revenue recognition as it related to settlement of performance obligations completed under the DSE Agreement, including: 1) the settlement of the disputed milestone, which relates to variable consideration for full satisfied performance obligations, and 2) the developmental rights for the triple combination pill. In May 2024, the Company recognized collaboration revenue for a milestone payment of $25 million based on the approval of updated labels for NILEMDO and NUSTENDI by the EMA and received the cash milestone payment in June 2024. In the three and six months ended June 30, 2024, the Company recognized collaboration revenue of $45.4 million and $158.4 million, respectively, made up of the regulatory milestones from the Settlement Agreement and EMA approval, royalty revenue from DSE and sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.

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
Pursuant to the Otsuka Agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The Company received $10.0 million in the year ended December 31, 2024, related to a milestone payment upon first Japanese New Drug Application ("JNDA") submissions in the Otsuka Territory. The potential future milestone payments include up to $10.0 million upon first JNDA approval in the Otsuka Territory, up to $70.0 million upon the first NHI Price Listing for NEXLETOL in the Otsuka Territory, up to $50.0 million upon the achievement of the primary major adverse cardiovascular events (“MACE”) in the CLEAR Outcomes study and inclusion of the CV risk reduction indication in the U.S. label, depending on the range of relative risk reduction in the CLEAR Outcomes study, payable upon approval and pricing in Japan. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company is entitled to receive tiered fifteen percent (15%) to thirty percent (30%) royalties on net sales in Japan.

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the Otsuka Agreement was in the scope of ASC 606. In the three and six months ended June 30, 2025, the Company did not have any collaboration revenue related to the Otsuka Agreement. In the three and six months ended June 30, 2024, the Company recognized collaboration revenue of approximately $0.1 million related to sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka.
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
DS Agreement Terms
In April 2021, the Company entered into a license and collaboration agreement with DS (the "DS Agreement"). Pursuant to the DS Agreement, the Company granted DS exclusive rights to develop and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and

Myanmar (collectively, the "DS Territory"). The DS Agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. In addition, DS will fund all development costs associated with the program in the DS Territory. Pursuant to the DS Agreement, the consideration consists of a $30.0 million upfront cash payment that is non-refundable, non-reimbursable and non-creditable. The Company is also eligible to receive additional one-time payments of up to $175.0 million if certain commercial milestones are achieved by DS. Also, the Company is entitled to receive tiered royalties of five percent (5%) to twenty percent (20%) of net sales in the DS Territory.

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
Collaboration Revenue

The Company recognized $0.1 million and $0.5 million of collaboration revenue in the three and six months ended June 30, 2025, respectively, related to royalty revenue from DS and sales of bulk tablets per the agreement with DS. Aside from that discussed in the "DSE Agreement Terms" section above, the Company recognized less than $0.1 million of collaboration revenue in the three and six months ended June 30, 2024 related to royalty revenue from DS.

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
Other Agreements
On February 26, 2025, the Company entered into a license and distribution agreement with Seqirus Pty Ltd ("CSL Seqirus") for the rights to commercialize NEXLETOL and NEXLIZET in Australia and New Zealand. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments and will be responsible for supplying finished product to CSL Seqirus. CSL Seqirus will be responsible for commercialization, including regulatory approval, reimbursement and marketing. During the three months ended June 30, 2025, the Company did not have any collaboration revenue related to the agreement. During the six months ended June 30, 2025, the Company recognized approximately $0.3 million of collaboration revenue related to the upfront milestone payment.

On May 7, 2025, the Company entered into a license and distribution agreement with HLS Therapeutics Inc. (“HLS”) for the exclusive rights to commercialize NEXLETOL and NEXLIZET in Canada. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments along with tiered royalties on product sales. The Company will be responsible for supplying finished product to HLS at a profitable transfer price. HLS will be responsible for commercialization, including reimbursement and marketing. During the three and six months ended June 30, 2025, the Company recognized $1.0 million of collaboration revenue related to the upfront milestone payment.

4. Inventories, net
Inventories, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$107,182	$84,584
Work in process	3,785	3,711
Finished goods	3,499	6,196
	$114,466	$94,491
Inventory reserves were $4.5 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively.

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

Beginning in May 2024, the Company filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer: Accord Healthcare Inc.; Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with its affiliate); Dr. Reddy’s Laboratories Inc. (along with its affiliate); Hetero USA Inc. (along with its affiliates, collectively, “Hetero USA”); Micro Labs USA Inc. (along with its affiliate, collectively, “Micro Labs”); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited; and Sandoz Inc. The Company’s complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL’s and/or NEXLIZET’s Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents.

The Company subsequently reached settlement agreements with Micro Labs, Hetero USA and Accord Healthcare Inc. in May, June and July 2025, respectively. Each settlement agreement resolved the patent litigation brought by the Company against the particular ANDA Filer, each of which has agreed not to market a generic version of NEXLETOL in the United States prior to April 19, 2040, unless certain circumstances customarily included in these types of agreements occur.

The pending patent litigation against the remaining defendants is ongoing, and there can be no assurance whether such ongoing patent litigation will allow a generic version of NEXLETOL and/or NEXLIZET, as applicable, to be marketed in the U.S. prior to April 19, 2040. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.

6. Cash Equivalents
The following table summarizes the Company’s cash equivalents (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$66,840	$—	$—	$66,840
Certificates of deposit	404	—	—	404
Total	$67,244	$—	$—	$67,244

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$106,894	$—	$—	$106,894
Certificates of deposit	403	—	—	403
Total	$107,297	$—	$—	$107,297
During the three and six months ended June 30, 2025, other income, net in the statements of operations includes interest income on cash equivalents of $0.6 million and $1.7 million, respectively. During the three and six months ended June 30, 2024, other income, net in the statements of operations includes interest income on cash equivalents of $2.4 million and $4.8 million, respectively. During the three and six months ended June 30, 2025 and 2024, there was no accretion of premiums and discounts on investments.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three and six months ended June 30, 2025 and 2024.
In the three and six months ended June 30, 2025 and 2024, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of June 30, 2025, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.
The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

June 30, 2025
Assets:
Money market funds	$66,840	$66,840	$—	$—
Certificates of deposit	404	404	—	—
Total assets at fair value	$67,244	$67,244	$—	$—
December 31, 2024
Assets:
Money market funds	$106,894	$106,894	$—	$—
Certificates of deposit	403	403	—	—
Total assets at fair value	$107,297	$107,297	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2025 and 2024.

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
In connection with the termination of the RIPA in accordance with ASC 470 Debt, the Company recorded a loss on debt extinguishment of $53.2 million in the loss on extinguishment of debt line item of the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024.

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
The Company recorded no interest expense related to this arrangement for the three and six months ended June 30, 2025, and approximately $10.6 million and $21.6 million, respectively in interest expense related to this arrangement for the three and six months ended June 30, 2024.

9. Sale of Future Royalties
On June 27, 2024, the Company entered into the Purchase Agreement with OCM IP Healthcare Portfolio LP ("the Purchaser"). Pursuant to the Purchase Agreement, the Company sold to the Purchaser, and the Purchaser purchased for $304.7 million, a portion of the royalties payable on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the DSE Territory (as defined in the License and Collaboration Agreement) pursuant to the License and Collaboration Agreement dated January 2, 2019, between Daiichi Sankyo Europe GMBH and the Company, as amended (the “License and Collaboration Agreement” and such royalties being the “Royalty Interests”). In connection with the Purchase Agreement, the Company incurred $9.6 million in issuance costs.

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

As of June 30, 2025, the Company has recorded a liability, referred to as the “Royalty sale liability” on the condensed balance sheets, of $295.9 million, net of $7.9 million of capitalized issuance costs in connection with the royalty sale liability, which will be amortized to interest expense over the estimated term, $2.1 million of which will be amortized over the next 12 months and $5.8 million thereafter. The Company currently expects to repay $66.3 million in the next twelve months.

The Company recorded $13.3 million and $26.4 million in interest expense related to this arrangement for the three and six months ended June 30, 2025, respectively, which included $0.5 million and $0.9 million, respectively, of amortized issuance costs. The Company did not record interest expense related to this arrangement for the three and six months ended June 30, 2024.
The effective annual imputed interest rate is 1.5% as of June 30, 2025.

The following table summarizes the royalty sale liability activity during the six months ended June 30, 2025 (in thousands):

(in thousands)
Total royalty sale liability at December 31, 2024	$293,610
Royalties recognized and settled to Purchaser	(24,061)
Interest expense recognized	26,363
Total royalty sale liability at June 30, 2025	$295,912
10. Debt
Credit Agreement
On December 13, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P., as the initial lenders party thereto. The Credit Agreement provides for a $150.0 million term loan (the “Loan”), which was borrowed in full at closing. Proceeds from the Loan were used to repay a portion of the outstanding obligations under the Company’s existing $265.0 million aggregate principal amount 4.00% Convertible Senior Subordinated Notes due November 2025 and to pay fees and expenses in connection with the Credit Agreement.

The Loan will bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At the Company’s option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. The Company elected to have interest on the Loan paid-in-kind for the second quarter ended June 30, 2025. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.50%, with the outstanding balance to be repaid on the maturity date, which shall be five (5) years after the closing date (the “Maturity Date”); provided that, such amortization may be adjusted pursuant to the terms of the Credit Agreement. The Company may, at its option, prepay the Loan in whole or in part at any time, subject to concurrent payment of certain fees and, if prepaid (a) within the first two years after closing, a make-whole premium plus 3%, (b) after the second anniversary of closing and on or prior to the third anniversary, a prepayment premium of 3% and (c) after the third anniversary of closing and on or prior to the fourth anniversary, a prepayment premium of 1% (the “Prepayment Premium”). The Loan is subject to mandatory prepayment in the event of specified asset dispositions, extraordinary receipts, unpermitted debt issuances, change of control, and, in certain circumstances, failure to settle the exchanges of the Company’s Existing Notes, subject to certain exceptions and thresholds and concurrent payment of certain fees and, if prepaid within the first four years of closing, the applicable Prepayment Premium.

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

In connection with the borrowing of the Loan, the Company incurred 2.5% of original issue discount ("OID"), or approximately $3.8 million. In addition, the Company incurred debt issuance costs of $5.4 million in connection with the borrowing of the Loan. Both the OID and debt issuance costs were capitalized and included in long-term debt on the condensed balance sheets at the inception of the Loan, and are being amortized to interest expense using the effective interest method over the same term. As the Company elected to have interest on the loan paid-in-kind for the quarter ended June 30, 2025, $4.4 million was added to the principal balance of the Loan. As of June 30, 2025, the Company recognized $146.5 million of long-term debt related to the Credit Agreement on the condensed balance sheets, net of the remaining unamortized discount and debt issuance costs associated with the Loan of $3.2 million and approximately $4.7 million, respectively. During the three and six months ended June 30, 2025, the Company recognized $5.0 million and $9.1 million, respectively, of interest expense, including $0.6 million and $1.1 million, respectively, of OID and debt issuance costs amortization.

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

As of June 30, 2025, the principal amount of 2025 Notes was $54.9 million, and the unamortized debt issuance costs were $0.1 million, for a net carrying amount of $54.8 million. As of December 31, 2024, the principal amount of 2025 Notes was $54.9 million, and the unamortized debt discount and issuance costs were $0.3 million, for a net carrying amount of $54.6 million.

The Company recorded $0.7 million and $1.3 million of interest expense during the three and six months ended June 30, 2025, respectively, relating to the cash interest on the 2025 Notes due semi-annually and including the amortization of the debt issuance costs of $0.1 million and $0.2 million, respectively. The Company recorded $3.1 million and $6.2 million of interest expense during the three and six months ended June 30, 2024, respectively, relating to the cash interest on the 2025 Notes due semi-annually and including the amortization of the debt issuance costs of $0.5 million and $0.9 million, respectively.

As of June 30, 2025, no 2025 Notes were convertible pursuant to their terms. The estimated fair value of the 2025 Notes was $54.0 million as of June 30, 2025 and $53.2 million as of December 31, 2024. The estimated fair value of the 2025 Notes was determined through consideration of quoted market prices. As of June 30, 2025, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

2030 Notes

As noted above, the Company issued $100.0 million aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due 2030 (the “2030 Notes”) on December 17, 2024. The Company incurred approximately $3.3 million of issuance costs associated with the 2030 Notes.
The 2030 Notes mature on June 15, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes are the Company’s senior unsecured obligations and will pay interest on the 2030 Notes at an annual rate of 5.75% payable in cash semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2025. Before March 15, 2030, holders of the 2030 Notes will have the right to convert their notes only upon the occurrence of certain events. From and after March 15, 2030, holders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock. The initial conversion rate is 326.7974 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $3.06 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. The indenture governing the 2030 Notes includes certain restrictive covenants that limit the Company’s ability to incur additional indebtedness, subject to certain exceptions.

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

As of June 30, 2025, the principal amount of 2030 Notes was $100.0 million, and the unamortized debt issuance costs were $3.0 million, for a net carrying amount of $97.0 million. As of December 31, 2024, the principal amount of 2030 Notes was $100.0 million, and the unamortized debt issuance costs were $3.3 million, for a net carrying amount of $96.7 million.

The Company recorded $1.5 million and $3.1 million, respectively, of interest expense during the three and six months ended June 30, 2025 relating to the cash interest on the 2030 Notes due semi-annually and including amortization of the debt issuance costs of $0.2 million and approximately $0.3 million, respectively.

As of June 30, 2025, no 2030 Notes were convertible pursuant to their terms. The estimated fair value of the 2030 Notes was $86.0 million as of June 30, 2025 and $105.4 million as of December 31, 2024. The estimated fair value of the 2030 Notes was determined through consideration of quoted market prices. As of June 30, 2025, the if-converted value of the 2030 Notes did not exceed the principal value of those notes.

The Company is in compliance with all of its covenants at June 30, 2025.

Estimated future principal payments due under the Loan, 2025 Notes and 2030 Notes are as follows:

Years Ending December 31,	(in thousands)
2025	$54,912
2026	—
2027	—
2028	19,301
2029	135,105
2030	100,000
Total	$309,318

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ deficit, and they are not accounted for as derivatives and are not remeasured each reporting period. As of June 30, 2025, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the 2025 Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the 2025 Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of June 30, 2025, 576,107 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

11. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued legal fees	$3,753	$698
Accrued compensation	8,370	12,739
Accrued professional fees	2,202	3,557
Accrued interest on convertible notes	530	1,229
Accrued other	600	1,370
Total other accrued liabilities	$15,455	$19,593
12. Stock Compensation
2022 Stock Option and Incentive Plan
In April 2022, the Company’s board of directors (the “Board”) approved the Esperion Therapeutics, Inc. 2022 Stock Option and Incentive Plan (as amended, the “2022 Plan”), which was approved by the Company's stockholders in May 2022. The number of shares of Common Stock available for awards under the 2022 Plan was set to 4,400,000, with any shares underlying awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance or shares, or otherwise terminated (other than by exercise) under the 2022 Plan may be added back to the shares of Common Stock available for issuance under the 2022 Plan. The 2022 Plan provides for the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock, cash-based awards, and dividend equivalent rights. Following the approval of the 2022 Plan, no further awards will be issued under the Company’s Amended and Restated 2013 Stock Option and Incentive Plan (the “2013 Plan”). In April 2023, the Board approved a first amendment to the 2022 Plan, which was approved by the Company's stockholders in June 2023, which increased the number of shares of Common Stock reserved for awards under the 2022 Plan to 10,650,000. In April 2024, the Board approved a second amendment to the 2022 Plan, which was approved by the Company's stockholders in May 2024, which increased the number of shares of Common Stock reserved for awards under the 2022 Plan to 16,900,000. In April 2025, the Board approved a third amendment to the 2022 Plan, which was approved by the Company's stockholders in May 2025, which increased the number of shares of Common Stock reserved for awards under the 2022 Plan to 23,150,000.

Employee Stock Purchase Plan
In April 2020, the Board approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (as amended, the "ESPP"), which was approved by the Company's stockholders in May 2020 and was subsequently amended by a first amendment to the ESPP adopted by the Board in July 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of Common Stock on the last trading day of the offering period. Participating employees will purchase shares of Common Stock at a discount of up to 15% on the lesser of the closing price of Common Stock on the NASDAQ Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.2 million respectively, of stock compensation expense related to the ESPP. During the three and six months ended June 30, 2024, the Company recognized no stock compensation expense related to the ESPP. In April 2024, the Board approved a second amendment to the ESPP, which was approved by the Company's stockholders in May 2024, which increased the number of shares of Common Stock reserved for future issuance under the ESPP by an additional 6,175,000 shares. As of June 30, 2025, there have been 956,635 shares issued and 6,043,365 shares reserved for future issuance under the ESPP.

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

Stock Options
The following table summarizes the activity relating to the Company’s options to purchase Common Stock for the six months ended June 30, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	5,177,511	$8.70	7.43	$480
Granted	2,161,040	$1.39
Forfeited or expired	(474,308)	$14.32
Exercised	—	$—
Outstanding at June 30, 2025	6,864,243	$6.01	7.36	$41
Vested and expected to vest at June 30, 2025	6,864,243	$6.01	7.36	$41
Exercisable at June 30, 2025	3,417,015	$10.02	5.85	$—

Stock-based compensation related to stock options was $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2025, including $0.1 million and $0.1 million, respectively, that was capitalized into inventory, and $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2024, including $0.1 million and $0.2 million, respectively, that was capitalized into inventory. As of June 30, 2025, there was $4.9 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.6 years.

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
The following table summarizes the activity relating to the Company’s PBSOs for the six months ended June 30, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	632,950	$4.97	6.35	$123
Granted	—	$—
Forfeited or expired	(8,950)	$1.62
Exercised	—	$—
Outstanding at June 30, 2025	624,000	$5.01	5.24	$—
Vested and expected to vest at June 30, 2025	624,000	$5.01	5.24	$—
Exercisable at June 30, 2025	624,000	$5.01	5.24	$—

There was no stock-based compensation related to PBSOs for the three and six months ended June 30, 2025 and for the three months ended June 30, 2024. Stock-based compensation related to PBSOs for the six months ended June 30, 2024 was $0.5 million. As of June 30, 2025, there was no unrecognized stock-based compensation expense related to unvested PBSOs.
Restricted Stock Units ("RSUs")
The following table summarizes the activity relating to the Company’s RSUs for the six months ended June 30, 2025:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2024	4,447,074	$2.83
Granted	5,498,930	$1.48
Forfeited	(620,713)	$2.28
Vested	(1,291,169)	$2.92
Outstanding and unvested June 30, 2025	8,034,122	$1.94
Stock-based compensation related to RSUs was approximately $1.7 million and $3.3 million, respectively, for the three and six months ended June 30, 2025, including $0.1 million and $0.2 million, respectively, that was capitalized into inventory, and $1.9 million and $3.5 million, respectively, for the three and six months ended June 30, 2024, including $0.2 million and $0.3 million, respectively, that was capitalized into inventory. As of June 30, 2025, there was $15.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 2.9 years.

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
There was no stock-based compensation related to PBRSUs for the three and six months ended June 30, 2025 and for the three months ended June 30, 2024. Stock-based compensation related to PBRSUs was $0.2 million for the six months ended June 30, 2024, including less than $0.1 million that was capitalized into inventory. As of June 30, 2025, there was no unrecognized stock-based compensation expense related to unvested PBRSUs and no outstanding and unvested PBRSUs.
The following table summarizes the total stock-based compensation expense in each of the income statement line items for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30		Six months ended June 30
	(in thousands)		(in thousands)
	2025	2024	2025	2024
Research and development	$412	$674	$781	$1,578
Selling, general and administrative	2,257	2,257	4,353	4,588
Total stock compensation expense	$2,669	$2,931	$5,134	$6,166
13. Income Taxes
There was no provision for income taxes for the three and six months ended June 30, 2025 and 2024, because the Company has incurred annual operating losses since inception. At June 30, 2025, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

On July 3, 2025, the United States Congress passed, and on July 4, 2025, President Trump signed into law, budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation, among others. The Company is still in the process of evaluating the implications of the OBBBA and an estimate of the financial impact cannot be made at this time.

14. Segment Reporting

The Company has one reportable segment. The majority of the Company's business consists of researching, developing and commercializing therapies for the treatment of patients with elevated LDL-C. The segment derives net product sales through sale of its NEXLETOL and NEXLIZET tablets to customers in the United States and through collaboration agreements with other third party companies to develop, manufacture and commercialize its products outside the United States. Net product sales were $40.3 million and $75.2 million for the three and six months ended June 30, 2025. Net product sales were $28.3 million and $53.1 million for the three and six months ended June 30, 2024, respectively. Collaboration revenue, which includes milestone payments, royalty revenues and sales of the Company's tablets to its collaboration partners, was $42.1 million and $72.2 million for the three and six months ended June 30, 2025. Collaboration revenue was $45.5 million and $158.5 million, respectively for the three and six months ended June 30,2024, respectively. During the three and six months ended June 30, 2025, collaboration revenue was primarily derived in Europe from the Company's partner, DSE. During the year ended December 31, 2024, collaboration revenue was primarily derived in Europe and Japan from the Company's partners, DSE and Otsuka. The Company manages the business activities on a consolidated basis. The accounting policies of the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies."

The Company's chief operating decision maker is the Chief Executive Officer ("CODM"). The CODM assesses the performance of the Company and decides how to allocate resources based on revenues and net (loss) income, which is reported on the statements of operations. The chief operating decision maker also assesses performance by reviewing net cash (used in) provided by operating expenses, which is reported on the statements of cash flows. The measure of segment assets is reported on the balance sheets as total assets. The chief operating decision maker also reviews cash and cash equivalents. A significant component of the CODM's decision-making process is to ensure a balanced investment in research and development, as well as commercial activities to drive near-term success and sustain for the long term.

15. Stockholders' Deficit

Underwriting Agreement

On January 18, 2024, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC ("Jefferies"), as representative of the underwriters (the "Underwriters"), related to an underwritten public offering (the "January 2024 Offering") of 56,700,000 shares of Common Stock of the Company, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of Common Stock, at the public offering price. On January 19, 2024, Jefferies gave notice to the Company of its election to exercise the Underwriters' option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January 2024 Offering closed on January 23, 2024, with net proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and offering expenses of $7.1 million.
ATM Offering
On February 21, 2023, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70.0 million of shares of Common Stock from time to time in “at-the-market” offerings (the "2023 ATM Program"), pursuant to its shelf registration statement on Form S-3 (File No. 333-286631) filed with the SEC on April 18, 2025, including the sales agreement prospectus contained therein, as declared effective by the SEC on April 29, 2025. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of Common Stock and general market conditions. During the three and six months ended June 30, 2025, the Company issued 2,665,505 shares of Common Stock resulting in net proceeds of approximately $2.8 million after deducting $0.4 million of sales agent commissions and other expenses, pursuant to the 2023 ATM Program. During the three and six month periods ended June 30, 2024, the Company did not issue shares pursuant to the 2023 ATM Program.
Warrants

In connection with an underwriting agreement with H.C. Wainwright & Co., LLC ("Wainwright") on December 2, 2021, (the "December 2021 Offering"), the Company issued warrants to purchase 36,964,286 shares of Common Stock at an exercise price of $9.00 and an expiration date of December 7, 2023. The warrants were recorded at fair value of $61.9 million to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the proceeds between the shares of Common Stock issued with the December 2021 Offering and the warrants. On December 7, 2023, 27,940,074 of these warrants expired. The remaining 9,024,212 warrants were amended as described below.

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

The Company received gross proceeds of approximately $55.5 million from the Registered Direct Offering, before deducting placement agent fees and related offering expenses. The net proceeds to the Company from the Registered Direct Offering, after deducting the placement agent fees and expenses and the Company’s offering expenses of $4.2 million, were approximately $51.3 million. In addition, the Company received approximately $1.2 million as the gross consideration in connection with the Warrant Amendment Agreements. The net proceeds of the Warrant Amendment Agreements after deducting placement fees of $0.1 million were approximately $1.1 million.

As of June 30, 2025, no Pre-Funded Warrants were outstanding. During the three and six months ended June 30, 2025, no warrants were exercised. During the three and six months ended June 30, 2024, 6,272,783 and 10,272,783 warrants were exercised, respectively. The following table summarizes the warrants outstanding for the Company as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	Weighted average exercise price
Warrants outstanding from Warrant Amendment Agreements, expiring September 22, 2026	6,071,429	6,071,429	$1.55
Warrants outstanding from 2023 Purchase Agreement, expiring September 22, 2026	20,000,000	20,000,000	$1.55
Total warrants outstanding	26,071,429	26,071,429

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

The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	June 30
	2025	2024
Common shares under option	6,864,243	5,666,114
Common shares under PBSOs	624,000	646,200
Unvested RSUs	8,034,122	5,554,225
Shares issuable related to the ESPP	248,213	—
Shares issuable upon conversion of convertible notes	34,338,912	8,007,010
Warrants	26,071,429	26,071,429
Total potential dilutive shares	76,180,919	45,944,978

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our marketing strategy, clinical development and commercialization plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to our ability to remediate the material weakness in our internal control over financial reporting, the clinical development, commercialization plans, timing, designs and plans for the CLEAR Outcomes study and its results, plans for potential future product candidates and expectations regarding future transactions to further improve our balance sheet to be materially different from any future results, performance or achievements, including in relation to the clinical development, commercialization plans, net sales profitability, growth of our commercial products, clinical activities, commercial development plans, the outcomes and anticipated benefits of legal proceedings and settlements, expressed or implied by these forward-looking statements.

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

Our lead products NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established CVD or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. Our products were approved by the FDA, the European Commission, or EC, and Swiss Agency for Therapeutic Products, or Swissmedic in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd., or Otsuka, our Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka filed a New Drug Application, or NDA, in Japan in November 2024, with expected approval and National Health Insurance, or NHI, pricing in the second half of 2025. We filed supplemental NDAs for product approvals in Canada in November 2024, with expected approval in the fourth quarter of 2025. Our collaboration partners filed in Israel in March 2025, with expected approval in the first half of 2026, and in Australia in July 2025, with expected approval in the second half of 2026.

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
We have never been profitable. Our net losses were $12.7 million and $53.2 million, respectively, for the three and six months ended June 30, 2025. Our net losses were $61.9 million and $0.9 million, respectively, for the three and six months ended June 30, 2024. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur expenses and operating losses for the immediate future in connection with our ongoing activities, including, among others:

•commercializing NEXLETOL and NEXLIZET in the U.S.; and
•pursuing other research and development activities.
Accordingly, we may need additional financing to support our continuing operations and further the development and commercialization of our products. We may seek to fund our operations and further development activities through collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, permitted public or private equity offerings or through other sources. Adequate additional financing may not be available to us when needed or on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy or continue operations. We will need to generate significant revenues to achieve profitability, and we may never do so.
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
During the six months ended June 30, 2025, we incurred $3.2 million in expenses related to ongoing clinical studies.
During the six months ended June 30, 2024, we incurred $4.3 million in expenses related to ongoing clinical studies.
Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET were commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with Daiichi Sankyo Europe GmbH, or DSE, Otsuka, and Daiichi Sankyo Co. Ltd, or DS, and our other ex-U.S. collaboration partners. Collaboration revenue for the three and six months ended June 30, 2025 was primarily related to sales of bulk tablets active pharmaceutical ingredient, or API, under our supply agreements and royalty revenue received from our collaboration partners. Collaboration revenue for the three and six months ended June 30, 2024 was primarily related to the Settlement Agreement with DSE, sales of bulk tablets under our supply agreements and royalty revenue received from our collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of API or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
Cost of Goods Sold
Cost of goods sold is related to our net product sales of NEXLETOL and NEXLIZET and our supply agreements with our collaboration partners.
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
Interest Expense
Interest expense is related to our royalty purchase agreement, or Royalty Purchase Agreement, with OCM IP Healthcare Portfolio LP, or OMERS, entered into on June 27, 2024, our $150.0 million term loan, or Loan, entered into on December 13, 2024, our Revenue Interest Purchase Agreement, or RIPA, with Oberland, an affiliate of Oberland Capital, and our convertible notes. Interest expense for the three and six months ended June 30, 2025 was related to our Royalty Purchase Agreement with OMERS, our Loan, and our convertible notes. Interest expense for the three and six months ended June 30, 2024 was related to our RIPA and our convertible notes.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$40,274	$28,302	$11,972
Collaboration revenue	42,111	45,532	(3,421)
Operating Expenses:
Cost of goods sold	28,543	15,609	12,934
Research and development	7,238	11,461	(4,223)
Selling, general and administrative	39,509	44,185	(4,676)
Income from operations	7,095	2,579	4,516
Interest expense	(20,486)	(13,723)	(6,763)
Loss on extinguishment of debt	—	(53,235)	53,235
Other income, net	666	2,454	(1,788)
Net loss	$(12,725)	$(61,925)	$49,200
Product sales, net
Product sales, net for the three months ended June 30, 2025 was $40.3 million compared to $28.3 million for the three months ended June 30, 2024, an increase of $12.0 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET compared to the second quarter of 2024.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended June 30, 2025 was $42.1 million compared to $45.5 million for the three months ended June 30, 2024, a decrease of $3.4 million. The decrease is primarily due to the Settlement Agreement with DSE for the EMA approval received in the three months ended June 30, 2024, partially offset by increased royalty sales growth within our partner territories and product sales to our collaboration partners from our supply agreements.
Cost of goods sold
Cost of goods sold for the three months ended June 30, 2025 was $28.5 million compared to $15.6 million for the three months ended June 30, 2024, an increase of $12.9 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.

Research and development expenses
Research and development expenses for the three months ended June 30, 2025, were $7.2 million, compared to $11.5 million for the three months ended June 30, 2024, a decrease of approximately $4.3 million. The decrease in research and development expenses was primarily attributable to decreased costs for ongoing clinical studies and decreased compensation costs, including bonus, stock compensation and consulting.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2025, were $39.5 million, compared to $44.2 million for the three months ended June 30, 2024, a decrease of $4.7 million. The decrease in selling, general and administrative expenses was primarily attributable to decreased media and marketing costs.
Interest expense
Interest expense for the three months ended June 30, 2025, was $20.5 million, compared to $13.7 million for the three months ended June 30, 2024, an increase of $6.8 million. The increase in interest expense was primarily attributable to interest on our Loan. Interest expense for the three months ended June 30, 2025 was related to our royalty sale liability, Loan and convertible notes and the associated amortization of debt issuance costs and original issue discounts. Interest expense for the three months ended June 30, 2024 was related to our revenue interest liability and convertible notes.
Loss on extinguishment of debt
Loss on extinguishment of debt for the three months ended June 30, 2024, was $53.2 million, with no such loss recognized for the three months ended June 30, 2025. The loss on extinguishment of debt was due to the repurchase of the Revenue Interests under our RIPA with Oberland.
Other income, net
Other income, net for the three months ended June 30, 2025, was $0.7 million, compared to $2.5 million for the three months ended June 30, 2024, a decrease of $1.8 million. The decrease in other income, net was primarily due to lower interest income on our cash equivalents.
Results of Operations
Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$75,187	$53,058	$22,129
Collaboration revenue	72,193	158,511	(86,318)
Operating Expenses:
Cost of goods sold	60,081	25,684	34,397
Research and development	19,795	24,864	(5,069)
Selling, general and administrative	82,505	86,173	(3,668)
Income (loss) from operations	(15,001)	74,848	(89,849)
Interest expense	(39,917)	(27,747)	(12,170)
Loss on extinguishment of debt	—	(53,235)	53,235
Other income, net	1,738	5,231	(3,493)
Net loss	$(53,180)	$(903)	$(52,277)
Product sales, net
Product sales, net for the six months ended June 30, 2025 was $75.2 million compared to $53.1 million for the six months ended June 30, 2024, an increase of approximately $22.1 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET compared to the six months ended June 30, 2024.

Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the six months ended June 30, 2025 was $72.2 million compared to $158.5 million for the six months ended June 30, 2024, a decrease of $86.3 million. The decrease is primarily due to the Settlement Agreement with DSE received in the six months ended June 30, 2024, partially offset by increased royalty sales growth within our partner territories and product sales to our collaboration partners from our supply agreements.
Cost of goods sold
Cost of goods sold for the six months ended June 30, 2025 was $60.1 million compared to $25.7 million for the six months ended June 30, 2024, an increase of $34.4 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.

Research and development expenses
Research and development expenses for the six months ended June 30, 2025, were $19.8 million, compared to $24.9 million for the six months ended June 30, 2024, a decrease of $5.1 million. The decrease in research and development expenses was primarily attributable to decreased compensation costs, including bonus, stock compensation and consulting and decreased costs for ongoing clinical studies.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2025, were $82.5 million, compared to $86.2 million for the six months ended June 30, 2024, a decrease of $3.7 million. The decrease in selling, general and administrative expenses was primarily attributable to decreased media and marketing costs.
Interest expense
Interest expense for the six months ended June 30, 2025, was $39.9 million, compared to $27.7 million for the six months ended June 30, 2024, an increase of $12.2 million. The increase in interest expense was primarily attributable to interest on our Loan. Interest expense for the six months ended June 30, 2025 was related to our royalty sale liability, Loan and convertible notes and the associated amortization of debt issuance costs and original issue discounts. Interest expense for the six months ended June 30, 2024 was related to our revenue interest liability and convertible notes.
Loss on extinguishment of debt
Loss on extinguishment of debt for the six months ended June 30, 2024, was $53.2 million, with no such loss recognized for the six months ended June 30, 2025. The loss on extinguishment of debt was due to the repurchase of the Revenue Interests under our RIPA with Oberland.
Other income, net
Other income, net for the six months ended June 30, 2025, was $1.7 million, compared to $5.2 million for the six months ended June 30, 2024, a decrease of $3.5 million. The decrease in other income, net was primarily due to lower interest income on our cash equivalents.
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

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our shelf registration statement on Form S-3 (File No. 333-286631) filed with the SEC on April 18, 2025, including the sales agreement prospectus contained therein, as declared effective by the SEC on April 29, 2025. During the three and six months ended June 30, 2025, we issued 2,665,505 shares of our common stock, resulting in net proceeds of approximately $2.8 million after deducting $0.4 million of sales agent commissions and other expenses, pursuant to the 2023 ATM Program. No shares were issued during the three and six months ended June 30, 2024. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

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

On January 18, 2024, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, or Jefferies, as representative of several underwriters, or the Underwriters, related to an underwritten public offering, or the January 2024 Offering, of 56,700,000 shares of our common stock, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of our common stock, at the public offering price, less underwriting discounts and commissions. On January 19, 2024, Jefferies gave us notice of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January Offering closed on January 23, 2024, with net proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and offering expenses of $7.1 million.

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
We anticipate that we will incur operating losses for the immediate future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and expenses associated with our research and development activities. We anticipate that our current cash and cash equivalents, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to fund continuing operations for the foreseeable future.

As of June 30, 2025, our primary sources of liquidity were our cash and cash equivalents which totaled $86.1 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(54,050)	$46,623
Net cash (used in) investing activities	—	(150)
Net cash (used in) provided by financing activities	(4,650)	60,583
Net (decrease) increase in cash and cash equivalents	$(58,700)	$107,056

Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our early stage pipeline assets.
Net cash used in operating activities totaled $54.1 million for the six months ended June 30, 2025, compared to $46.6 million of cash provided by operating activities for the six months ended June 30, 2024. Net cash used in operating activities of $54.1 million for the six months ended June 30, 2025 consisted primarily of net product sales of NEXLETOL and NEXLIZET and collaboration revenue fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our other early stage pipeline assets, adjusted for non-cash items such as royalty revenue paid or to be paid to OMERS, stock-based compensation expense, interest expense related to our royalty sale agreement, amortization of issuance costs on our convertible notes, depreciation and amortization and changes in working capital. Net cash provided by operating activities of $46.6 million for the six months ended June 30, 2024 consisted primarily of net product sales of NEXLETOL and NEXLIZET and collaboration revenue from the Settlement Agreement with DSE partially offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as stock-based compensation expense, interest expense related to our RIPA with Oberland, depreciation and amortization and changes in working capital.
Investing Activities
There was no cash used in or provided by investing activities for the six months ended June 30, 2025. Net cash used in investing activities of $0.2 million for the six months ended June 30, 2024 consisted of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities of $4.7 million for the six months ended June 30, 2025 related primarily to payments of issuance costs on our December 2024 Credit Agreement and Exchange Transaction, offset partially by cash received from our 2023 ATM program. Net cash provided by financing activities of $60.6 million for the six months ended June 30, 2024 related primarily to our January 2024 Offering and warrant exercises, partially offset by payments on our revenue interest liability.
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
On December 13, 2024, we entered into a credit agreement, or the Credit Agreement, with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P., as the initial lenders party thereto. The Credit Agreement provides for a $150.0 million term loan, or the Loan, which was borrowed in full at closing. Proceeds from the Loan were used repay a portion of the outstanding obligations under our 2025 Notes, and to pay an original issue discount of $3.8 million and fees and expenses in connection with the Credit Agreement of $5.4 million. The Loan will bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At our option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. We elected to have interest on the Loan paid-in-kind for the second quarter ended June 30, 2025. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.5%, with the outstanding balance to be repaid on the maturity date of December 13, 2029. Future payments under the Loan are expected to be annual interest of $15.1 million (approximately $11.9 million in 2025 with the additional portion related to the fourth quarter of 2024 and the paid-in-kind interest related to the second quarter of 2025), $19.3 million in principal in the year ended December 31, 2028, and the remaining approximately $135.1 million in principal in the year ended December 31, 2029.

On June 27, 2024, we entered into a Royalty Purchase Agreement, or the Purchase Agreement, with OMERS. Pursuant to the Purchase Agreement, we sold a portion of the royalties payable on net sales of Bempedoic Acid from our collaboration partner DSE. Pursuant to the Purchase Agreement, we received $304.7 million, less issuance costs. OMERS acquired 100% of the Royalty Interests until such time as they have received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to approximately $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to the Company. Through June 30, 2025, the royalties recognized and settled to the Purchaser was $50.1 million. The Company expects future royalties to OMERS may range from $66.3 million in the next year to a maximum total payment of approximately $401.5 million beyond one year. A significant increase or decrease in future royalties will materially impact the royalty sale liability, interest expense and the time period for repayment. Refer to Note 9 "Sale of Future Royalties" in our condensed financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 for further information.
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

On January 18, 2024, we entered into the Underwriting Agreement with Jefferies, as representative of the Underwriters, related to the January 2024 Offering of 56,700,000 shares of our common stock, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of our common stock, at the public offering price, less underwriting discounts and commissions. On January 19, 2024, Jefferies gave us notice of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January Offering closed on January 23, 2024, with net proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and offering expenses of $7.1 million.

On March 22, 2023, we issued and sold, in a registered direct offering, or the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, in lieu of shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Registered Direct Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Registered Direct Offering, for additional consideration of $0.125 per amended warrant. The amended warrants are immediately exercisable and will expire on September 22, 2026, which may provide us with additional funding, if such amended warrants are exercised by their holders. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.001 per share. The pre-funded warrants were immediately exercisable and could be exercised at any time. As of June 30, 2025, no pre-funded warrants were outstanding as all were exercised during the year ended 2023. We received net proceeds of approximately $51.3 million related to the Registered Direct Offering after deducting placement agent fees and related offering expenses of $4.2 million, and we received approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. During the three and six months ended June 30, 2025, no warrants were exercised. During the six months ended June 30, 2024, we received net proceeds of approximately $14.8 million from the exercise of warrants in connection with the Registered Direct Offering.

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our shelf registration statement on Form S-3 (File No. 333-286631) filed with the SEC on April 18, 2025, including the sales agreement prospectus contained therein, as declared effective by the SEC on April 29, 2025. During the three and six months ended June 30, 2025, we issued 2,665,505 shares of our common stock, resulting in net proceeds of approximately $2.8 million after deducting $0.4 million of sales agent commissions and other expenses, pursuant to the 2023 ATM Program. No shares were issued during the three and six months ended June 30, 2024. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

Plan of Operations and Funding Requirements
We expect to continue to incur expenses and operating losses for the immediate future in connection with our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with DSE, DS and Otsuka are sufficient to fund operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on many factors, including, but not limited to:

•our ability to successfully develop and commercialize NEXLETOL and NEXLIZET or other product candidates;
•the service and payment of potential debt maturities;
•our ability to maintain existing collaborations and partnerships and our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;

•our ability to realize the intended benefits of our existing and future collaborations and partnerships, including receiving potential milestone payments from collaboration partners;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•the implementation of operational and financial information technology.
Until such time, if ever, as we can generate substantial U.S. product revenues and collaboration royalties, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, debt financings, royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE, Otsuka and DS, or our other ex-U.S. partners, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or royalty-based financing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out the evaluation required by the Exchange Act Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of this Quarterly Report on Form 10-Q, our management discovered that certain information related to our inventory and cost of sales balances was inaccurately reported in our earnings release for the quarter ended June 30, 2025, originally issued and furnished with our Current Report on Form 8-K filed on August 5, 2025. Following discovery of such errors, we filed a Current Report on Form 8-K/A that furnished a corrected version of the earnings release on August 11, 2025. As a result of the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting existed related to the accounting for inventory held at a certain third-party contract manufacturing organization.

In response to the material weakness identified above, our management performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. Notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that the condensed financial statements and related notes thereto included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Plan
With oversight from the Audit Committee of our Board of Directors (the “Audit Committee”) and input from our management, we are in the process of designing and implementing changes to our processes and controls to remediate the material weakness disclosed above and to enhance our internal control over financial reporting, including enhanced controls related to inventory existence held at, and movements of inventory between, our third party contract manufacturing organizations.

Changes in Internal Control over Financial Reporting
Other than disclosed above, there were no changes to our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the course of our review and testing, we have identified, and may in the future identify, deficiencies in our internal control over financial reporting, including material weaknesses, and we may be unable to remediate them in a timely manner. For example, as described further below and in Part I, Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting. Any material weakness could result in our inability to detect errors on a timely basis, which could cause our financial statements to be materially misstated. As a result, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

In addition, we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we depend on contract manufacturing organizations, clinical research organizations and other third-party vendors, as applicable, to provide timely and accurate financial information to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Global Market or other adverse consequences that would materially harm our business.

We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures for the quarter ended June 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025, due to the material weakness identified in our internal control over financial reporting, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part I, Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q, in connection with the preparation of this Quarterly Report on Form 10-Q, our management discovered that certain information related to our inventory and cost of sales balances was inaccurately reported in our earnings release for the quarter ended June 30, 2025, originally issued and furnished with our Current Report on Form 8-K filed on August 5, 2025. Following discovery of such errors, we filed a Current Report on Form 8-K/A that furnished a corrected version of the earnings release on August 11, 2025. As a result of the foregoing, our principal executive officer and principal financial officer concluded that a material weakness in our internal control over financial reporting existed related to the accounting for inventory held at a certain third-party contract manufacturing organization.

With oversight from the Audit Committee and input from our management, we are in the process of designing and implementing changes to our processes and controls to remediate the material weakness disclosed above and to enhance our internal control over financial reporting, including enhanced controls related to inventory existence held at, and movements of inventory between, our third party contract manufacturing organizations. These controls will need to operate for a sufficient period of time for our management to conclude that they are operating effectively. Accordingly, the material weakness will not be considered remediated until our management has concluded, through implementation of these remediation measures and additional testing, that these controls are effective.

While we are in the process of undertaking actions to remediate this material weakness as described above, we cannot assure you that the measures we are taking, when fully implemented, will be sufficient to remediate the material weakness or to avoid the identification of additional material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting in a timely manner, or if we identify any additional material weaknesses, the accuracy and timeliness of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable NASDAQ Global Market listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. In addition, we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review investigational new drug application submissions, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or necessary employees, or if the agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Recent federal legislation may increase pressure to reduce prices of certain pharmaceutical products paid for by Medicare, which could materially adversely affect our revenue and our results of operations.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the scope of coverage and the price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. This legislation may pose an even greater risk to bempedoic acid and the bempedoic acid / ezetimibe combination tablet than some other pharmaceutical products because a significant portion of the patient population for bempedoic acid and the bempedoic acid / ezetimibe combination tablet is over 65 years of age and, therefore, many such patients will be covered by Medicare.

The growing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or the IRA, for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, or the OBBB Act, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. See “Business - Coverage, Reimbursement and Healthcare Reform” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more discussion on healthcare reform efforts. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards and similar entities.

Finally, the availability of generic LDL-C lowering treatments may also substantially reduce the level of reimbursement for branded counterparts or other competitive LDL-C lowering therapies, such as bempedoic acid or the bempedoic acid / ezetimibe combination tablet. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our products and future product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. If we fail to successfully secure and maintain adequate reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Unfavorable macroeconomic conditions or market volatility resulting from geopolitical developments or national or global economic conditions, including those affecting the financial services industry, could adversely affect our business, financial condition or results of operations.

Adverse market or macroeconomic conditions or market volatility resulting from geopolitical events, global economic developments, political unrest, high inflation, rising interest rates, tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, the Israel-Hamas war, and the conflict between Israel and Iran or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBB Act was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits could adversely affect our business. For example, under the OBBB Act, there were modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation, among others. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock. We continue to examine the impact this tax reform legislation may have on our business.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

ESPERION THERAPEUTICS, INC.

August 13, 2025	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2025	By:	/s/ Benjamin Halladay
Benjamin Halladay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)