Form 10-Q
period 2025-09-30
Esperion Therapeutics, Inc.
filed 2025-11-06
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2025, there were 239,063,437 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,447	$144,761
Accounts receivable, net	118,980	80,142
Inventories, net	108,539	94,491
Prepaid clinical development costs	2,791	586
Prepaid inventory costs	33,299	13,863
Other prepaid and current assets	4,408	4,155
Total current assets	360,464	337,998

Property and equipment, net	175	254
Right of use operating lease assets	3,325	5,513
Intangible assets	56	56
Total assets	$364,020	$343,821

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$77,513	$51,650
Convertible notes, net of issuance costs	54,863	54,575
Accrued clinical development costs	1,619	5,035
Accrued variable consideration	78,508	56,535
Other accrued liabilities	18,641	19,593
Royalty sale liability	94,826	47,586
Deferred revenue from collaborations	30,679	8,518
Operating lease liabilities	2,384	2,741
Total current liabilities	359,033	246,233

Convertible notes, net of issuance costs	97,128	96,745
Royalty sale liability	199,364	246,024
Long-term debt	151,653	140,971
Operating lease liabilities	767	2,570
Other long-term liabilities	7,436	—
Total liabilities	815,381	732,543
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 207,424,417 shares issued at September 30, 2025 and 197,846,661 shares issued at December 31, 2024	205	196
Additional paid-in capital	1,288,974	1,267,109
Treasury stock, at cost; 1,994,198 shares at September 30, 2025 and December 31, 2024	(54,998)	(54,998)
Accumulated deficit	(1,685,542)	(1,601,029)
Total stockholders’ deficit	(451,361)	(388,722)
Total liabilities and stockholders’ deficit	$364,020	$343,821
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$40,659	$31,106	$115,846	$84,164
Collaboration revenue	46,650	20,526	118,843	179,037
Total Revenues	87,309	51,632	234,689	263,201

Operating expenses:
Cost of goods sold	41,289	17,286	101,370	42,970
Research and development	14,131	10,397	33,926	35,261
Selling, general and administrative	41,848	39,975	124,353	126,148
Total operating expenses	97,268	67,658	259,649	204,379

(Loss) income from operations	(9,959)	(16,026)	(24,960)	58,822

Interest expense	(22,051)	(15,082)	(61,968)	(42,829)
Loss on extinguishment of debt	—	—	—	(53,235)
Other income, net	677	1,584	2,415	6,815
Net loss	$(31,333)	$(29,524)	$(84,513)	$(30,427)

Net loss per common share - basic and diluted	$(0.16)	$(0.15)	$(0.43)	$(0.17)

Weighted-average shares outstanding - basic and diluted	200,736,136	194,930,830	198,153,654	184,366,434

Comprehensive loss	$(31,333)	$(29,524)	$(84,513)	$(30,427)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2023	118,210,315	$118	$1,149,170	$(1,549,284)	$—	$(54,998)	$(454,994)
Vesting of restricted stock units and performance-based restricted stock units	439,783	1	—	—	—	—	1
Stock-based compensation	—	—	3,235	—	—	—	3,235
Issuance of common stock from offering, net of issuance costs	65,205,000	65	90,607	—	—	—	90,672
Exercise of warrants	4,000,000	4	5,762	—	—	—	5,766
Net income	—	—	—	61,022	—	—	61,022
Balance at March 31, 2024	187,855,098	$188	$1,248,774	$(1,488,262)	$—	$(54,998)	$(294,298)
Vesting of restricted stock units	479,921	1	—	—	—	—	1
Stock-based compensation	—	—	2,931	—	—	—	2,931
Exercise of stock options	17,606	—	29	—	—	—	29
Exercise of warrants	6,272,783	6	9,036	—	—	—	9,042
Net loss	—	—	—	(61,925)	—	—	(61,925)
Balance at June 30, 2024	194,625,408	$195	$1,260,770	$(1,550,187)	$—	$(54,998)	$(344,220)
Vesting of restricted stock units	436,188	—	—	—	—	—	—
Vesting of ESPP Shares	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,022	—	—	—	3,022
Issuance of common stock from ATM program, net of issuance costs	378,902	—	513	—	—	—	513
Net loss	—	—	—	(29,524)	—	—	(29,524)
Balance at September 30, 2024	195,440,498	$195	$1,264,305	$(1,579,711)	$—	$(54,998)	$(370,209)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2024	195,852,463	$196	$1,267,109	$(1,601,029)	$—	$(54,998)	(388,722)
Vesting of restricted stock units	461,779	1	—	—	—	—	1
Vesting of ESPP shares	346,129	—	500	—	—	—	500
Stock-based compensation	—	—	2,465	—	—	—	2,465
Net loss	—	—	—	(40,455)	—	—	(40,455)
Balance at March 31, 2025	196,660,371	$197	$1,270,074	$(1,641,484)	$—	$(54,998)	$(426,211)
Vesting of restricted stock units	829,390	—	—	—	—	—	—
Stock-based compensation	—	—	2,669	—	—	—	2,669
Issuance of common stock from ATM program, net of issuance costs	2,665,505	3	2,755	—	—	—	2,758
Net loss	—	—	—	(12,725)	—	—	(12,725)
Balance at June 30, 2025	200,155,266	$200	$1,275,498	$(1,654,209)	$—	$(54,998)	$(433,509)
Vesting of restricted stock units	673,398	1	—	—	—	—	1
Vesting of ESPP shares	350,745	—	470	—	—	—	470
Stock-based compensation	—	—	2,349	—	—	—	2,349
Issuance of common stock from ATM program, net of issuance costs	4,170,000	4	10,516	—	—	—	10,520
Exercise of stock options	80,810	—	141	—	—	—	141
Net loss	—	—	—	(31,333)	—	—	(31,333)
Balance at September 30, 2025	205,430,219	$205	$1,288,974	$(1,685,542)	$—	$(54,998)	$(451,361)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(84,513)	$(30,427)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash loss on extinguishment of debt	—	53,235
Non-cash royalty revenue	(40,420)	(16,391)
Paid-in-kind interest on long-term debt	8,986	—
Depreciation expense	79	36
Amortization of debt issuance costs and discounts	2,366	1,326
Non-cash interest expense related to the revenue interest liability	—	21,569
Non-cash interest expense related to the royalty sale liability	41,000	11,984
Stock-based compensation expense	7,483	9,188
Changes in assets and liabilities:
Accounts receivable	(38,838)	(19,330)
Prepaids and other assets	(21,894)	(10,212)
Deferred revenue	22,161	(10,324)
Inventories	(14,048)	(14,479)
Other long-term liabilities	7,436	—
Accounts payable	33,363	3,128
Other accrued liabilities	18,503	11,995
Net cash (used in) provided by operating activities	(58,336)	11,298

Investing activities
Purchase of property and equipment	—	(317)
Net cash (used in) investing activities	—	(317)

Financing activities
Payments on revenue interest liability	—	(5,832)
Repurchase of revenue interest liability	—	(343,750)
Payment of royalty sale liability issuance costs	—	(9,626)
Proceeds from royalty sale liability	—	304,656
Proceeds from issuance of common stock, net of issuance costs	—	90,672
Proceeds from issuance of common stock from ATM program, net of issuance costs	13,381	531
Proceeds from exercise of common stock options	141	29
Proceeds from exercise of warrants, net of issuance costs	—	14,808
Payment of issuance costs	(7,500)	—
Net cash provided by financing activities	6,022	51,488

Net (decrease) increase in cash and cash equivalents	(52,314)	62,469
Cash and cash equivalents at beginning of period	144,761	82,248
Cash and cash equivalents at end of period	$92,447	$144,717
Supplemental disclosure of cash flow information:
Common stock issuance costs not yet paid	103	18
Non-cash right of use asset	29	80
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

The Company's lead products, NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets, are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established CVD or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. The Company's products were approved by the FDA, the European Commission ("EC") and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd ("Otsuka"), Esperion’s Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka received approval from the Japanese Ministry of Health, Labour and Welfare to market NEXLETOL as a treatment for hypercholesterolemia and familial hypercholesterolemia in September 2025, with expected National Health Insurance ("NHI") pricing in the fourth quarter of 2025. The Company filed supplemental NDAs for product approvals in Canada in November 2024, with expected approval in the fourth quarter of 2025. The Company's collaboration partners filed in Israel in March 2025, with expected approval in the first half of 2026, and in Australia in July 2025, with expected approval in the fourth quarter of 2026.

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
The Company has sustained annual operating losses since inception and expects such losses to continue over the immediate future. While management believes current cash resources and future cash received from the Company's net product sales and collaboration agreements with Daiichi Sankyo Europe GmbH ("DSE"), Otsuka, and Daiichi Sankyo Co. Ltd ("DS"), entered into on January 2, 2019, April 17, 2020 and April 26, 2021, respectively, along with the net proceeds received from the October 2025 underwritten public offering, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.
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
Concentration of Credit Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. As of September 30, 2025 and December 31, 2024, ten customers accounted for all of the Company's net trade receivables. As of September 30, 2025 and December 31, 2024, three customers held approximately 99% of the Company's trade receivables associated with net product sales. For the nine months ended September 30, 2025 and 2024, three customers accounted for approximately 98% of gross sales of NEXLETOL and NEXLIZET.
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

b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. On March 22, 2024, the Company announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin. Product sales, net totaled $40.7 million and $115.8 million, respectively, for the three and nine months ended September 30, 2025, and $31.1 million and $84.2 million, respectively, for the three and nine months ended September 30, 2024.

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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. Adoption of this ASU will result in additional disclosure, but it will not impact Esperion's financial position, results of operations or cash flows. The Company is currently evaluating the disclosure impacts of adoption of this ASU.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs. This ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing and impacts of adoption of this ASU.

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

Collaboration Revenue
In the three and nine months ended September 30, 2025, the Company recognized collaboration revenue of approximately $45.0 million and $115.4 million, respectively, related to royalty revenue from DSE from the sales of NILEMDO and NUSTENDI, as well as the sales of bulk tablets and API to DSE pursuant to the supply agreement that was executed with DSE.
In 2024, the Company considered the guidance under ASC 606 and concluded that the Settlement Agreement was in the scope of ASC 606. The Company determined that significantly all the upfront payment of $100.0 million from the transaction price received under the Settlement Agreement qualified for revenue recognition as it related to settlement of performance obligations completed under the DSE Agreement, including: 1) the settlement of the disputed milestone, which relates to variable consideration for full satisfied performance obligations, and 2) the developmental rights for the triple combination pill. In May 2024, the Company recognized collaboration revenue for a milestone payment of $25 million based on the approval of updated labels for NILEMDO and NUSTENDI by the EMA and received the cash milestone payment in June 2024. In the three and nine months ended September 30, 2024, the Company recognized collaboration revenue of $20.5 million and approximately $178.9 million, respectively, made up of the regulatory milestones from the Settlement Agreement and EMA approval, royalty revenue from DSE and sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.

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
Pursuant to the Otsuka Agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The Company received $10.0 million in the year ended December 31, 2024, related to a milestone payment upon first Japanese New Drug Application ("JNDA") submissions in the Otsuka Territory. The potential future milestone payments include up to $70.0 million upon the first NHI Price Listing for NEXLETOL in the Otsuka Territory, up to $50.0 million upon the achievement of the primary major adverse cardiovascular events (“MACE”) in the CLEAR Outcomes study and inclusion of the CV risk reduction indication in the U.S. label, depending on the range of relative risk reduction in the CLEAR Outcomes study, payable upon approval and pricing in Japan and up to $10.0 million upon first JNDA approval in the Otsuka Territory for the Combination Product (as defined in the Otsuka Agreement) for the Initial Indication (as defined in the Otsuka Agreement) in the Otsuka Territory. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company is entitled to receive tiered fifteen percent (15%) to thirty percent (30%) royalties on net sales in Japan.

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the Otsuka Agreement was in the scope of ASC 606. In the three and nine months ended September 30, 2025, the Company did not have any collaboration revenue related to the Otsuka Agreement. In the three and nine months ended September 30, 2024, the Company recognized collaboration revenue of less than $0.1 million and approximately $0.1 million related to sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka.
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
DS Agreement Terms
In April 2021, the Company entered into a license and collaboration agreement with DS (the "DS Agreement"). Pursuant to the DS Agreement, the Company granted DS exclusive rights to develop and commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar (collectively, the "DS Territory"). In October 2025, DS terminated their rights to sell bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Cambodia and Myanmar. The DS Agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. In addition, DS will fund all development costs associated with the program in the DS Territory. Pursuant to the DS Agreement, the consideration consists of a $30.0 million upfront cash payment that is non-refundable, non-reimbursable and non-creditable. The Company is also eligible to receive additional one-time payments of up to $175.0 million if certain commercial milestones are achieved by DS. Also, the Company is entitled to receive tiered royalties of five percent (5%) to twenty percent (20%) of net sales in the DS Territory.

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
Collaboration Revenue

The Company recognized $1.7 million and $2.2 million of collaboration revenue in the three and nine months ended September 30, 2025, respectively, related to royalty revenue from DS and sales of bulk tablets per the agreement with DS. Aside from that discussed in the "DSE Agreement Terms" section above, the Company recognized less than $0.1 million of collaboration revenue in the three and nine months ended September 30, 2024 related to royalty revenue from DS.

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
Other Agreements
On February 26, 2025, the Company entered into a license and distribution agreement with Seqirus Pty Ltd ("CSL Seqirus") for the rights to commercialize NEXLETOL and NEXLIZET in Australia and New Zealand. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments and will be responsible for supplying finished product to CSL Seqirus. CSL Seqirus will be responsible for commercialization, including regulatory approval, reimbursement and marketing. During the three months ended September 30, 2025, the Company did not have any collaboration revenue related to the agreement. During the nine months ended September 30, 2025, the Company recognized approximately $0.3 million of collaboration revenue related to the upfront milestone payment.

On May 7, 2025, the Company entered into a license and distribution agreement with HLS Therapeutics Inc. (“HLS”) for the exclusive rights to commercialize NEXLETOL and NEXLIZET in Canada. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments along with tiered royalties on product sales. The Company will be responsible for supplying finished product to HLS at a profitable transfer price. HLS will be responsible for commercialization, including reimbursement and marketing. During the three months ended September 30, 2025, the Company did not have any collaboration revenue related to the agreement. During the nine months ended September 30, 2025, the Company recognized $1.0 million of collaboration revenue related to the upfront milestone payment.

4. Inventories, net
Inventories, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$103,214	$84,584
Work in process	2,449	3,711
Finished goods	2,876	6,196
	$108,539	$94,491
Inventory reserves were $4.5 million and $0.3 million at September 30, 2025 and December 31, 2024, respectively.
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

Beginning in May 2024, the Company filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer: Accord Healthcare Inc.; Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with its affiliate); Dr. Reddy’s Laboratories Inc. (along with its affiliate, collectively, “Dr. Reddy’s Laboratories”); Hetero USA Inc. (along with its affiliates, collectively, “Hetero USA”); Micro Labs USA Inc. (along with its affiliate, collectively, “Micro Labs”); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited; and Sandoz Inc. The Company’s complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL’s and/or NEXLIZET’s Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents.

The Company subsequently reached settlement agreements with Micro Labs, Hetero USA, Accord Healthcare Inc. and Dr. Reddy’s Laboratories in May, June, July and October 2025, respectively. Each settlement agreement resolved the patent litigation brought by the Company against the particular ANDA Filer, each of which has agreed not to market a generic version of NEXLETOL and/or NEXLIZET, as applicable, in the United States prior to April 19, 2040, unless certain circumstances customarily included in these types of agreements occur. With the settlement with Dr. Reddy’s Laboratories in October 2025, there are no remaining challenges regarding the validity or infringement of U.S Patent No. 7,335,799 in the pending patent litigation with the remaining ANDA filers. Certain of the Company’s patents that remain subject to the pending patent litigation are scheduled to expire in March 2036, while others are scheduled to expire in June 2040.

The pending patent litigation against the remaining ANDA Filers (Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with an affiliate); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited (along with an affiliate); and Sandoz Inc.) is ongoing, and there can be no assurance whether such ongoing patent litigation will allow a generic version of NEXLETOL and/or NEXLIZET, as applicable, to be marketed in the U.S. prior to April 19, 2040. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.

6. Cash Equivalents
The following table summarizes the Company’s cash equivalents (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$67,921	$—	$—	$67,921
Certificates of deposit	404	—	—	404
Total	$68,325	$—	$—	$68,325

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$106,894	$—	$—	$106,894
Certificates of deposit	403	—	—	403
Total	$107,297	$—	$—	$107,297
During the three and nine months ended September 30, 2025, other income, net in the statements of operations includes interest income on cash equivalents of $0.7 million and $2.4 million, respectively. During the three and nine months ended September 30, 2024, other income, net in the statements of operations includes interest income on cash equivalents of $1.6 million and $6.4 million, respectively. During the three and nine months ended September 30, 2025 and 2024, there was no accretion of premiums and discounts on investments.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income (loss) to other income in the statements of operations during the three and nine months ended September 30, 2025 and 2024.
In the three and nine months ended September 30, 2025 and 2024, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive income (loss). As of September 30, 2025, the Company had no accrued interest receivables.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.

The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

September 30, 2025
Assets:
Money market funds	$67,921	$67,921	$—	$—
Certificates of deposit	404	404	—	—
Total assets at fair value	$68,325	$68,325	$—	$—
December 31, 2024
Assets:
Money market funds	$106,894	$106,894	$—	$—
Certificates of deposit	403	403	—	—
Total assets at fair value	$107,297	$107,297	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2025 and 2024.
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
In connection with the termination of the RIPA in accordance with ASC 470 Debt, the Company recorded a loss on debt extinguishment of $53.2 million in the loss on extinguishment of debt line item of the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024.
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
The Company recorded no interest expense related to this arrangement for the three and nine months ended September 30, 2025. The Company recognized no interest expense for the three months ended September 30, 2024 and $21.6 million in interest expense for the nine months ended September 30, 2024.

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

As of September 30, 2025, the Company has recorded a liability, referred to as the “Royalty sale liability” on the condensed balance sheets, of $294.2 million, net of $7.4 million of capitalized issuance costs in connection with the royalty sale liability, which will be amortized to interest expense over the estimated term, $2.8 million of which will be amortized over the next 12 months and $4.6 million thereafter. The Company currently expects to repay $94.8 million in the next twelve months.

The Company recorded $14.6 million and $41.0 million in interest expense related to this arrangement for the three and nine months ended September 30, 2025, respectively, which included approximately $0.6 million and $1.5 million, respectively, of amortized issuance costs. The Company recorded $12.0 million in interest expense related to this arrangement for the three and nine months ended September 30, 2024, which included $0.4 million of amortized issuance costs.
The effective annual imputed interest rate is 1.9% as of September 30, 2025.
The following table summarizes the royalty sale liability activity during the nine months ended September 30, 2025 (in thousands):

(in thousands)
Total royalty sale liability at December 31, 2024	$293,610
Royalties recognized and settled to Purchaser	(40,420)
Interest expense recognized	41,000
Total royalty sale liability at September 30, 2025	$294,190
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

The Loan will bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At the Company’s option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. The Company elected to have interest on the Loan paid-in-kind for the second quarter ended June 30, 2025 and for the third quarter ended September 30, 2025. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.50%, with the outstanding balance to be repaid on the maturity date, which shall be five (5) years after the closing date (the “Maturity Date”); provided that, such amortization may be adjusted pursuant to the terms of the Credit Agreement. The Company may, at its option, prepay the Loan in whole or in part at any time, subject to concurrent payment of certain fees and, if prepaid (a) within the first two years after closing, a make-whole premium plus 3%, (b) after the second anniversary of closing and on or prior to the third anniversary, a prepayment premium of 3% and (c) after the third anniversary of closing and on or prior to the fourth anniversary, a prepayment premium of 1% (the “Prepayment Premium”). The Loan is subject to mandatory prepayment in the event of specified asset dispositions, extraordinary receipts, unpermitted debt issuances, change of control, and, in certain circumstances, failure to settle the exchanges of the Company’s Existing Notes, subject to certain exceptions and thresholds and concurrent payment of certain fees and, if prepaid within the first four years of closing, the applicable Prepayment Premium.

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

In connection with the borrowing of the Loan, the Company incurred 2.5% of original issue discount ("OID"), or approximately $3.8 million. In addition, the Company incurred debt issuance costs of $5.4 million in connection with the borrowing of the Loan. Both the OID and debt issuance costs were capitalized and included in long-term debt on the condensed balance sheets at the inception of the Loan, and are being amortized to interest expense using the effective interest method over the same term. As the Company elected to have interest on the loan paid-in-kind for the quarter ended June 30, 2025 and for the quarter ended September 30, 2025, $4.4 million and $4.6 million, respectively, was added to the principal balance of the Loan. As of September 30, 2025, the Company recognized $151.7 million of long-term debt related to the Credit Agreement on the condensed balance sheets, net of the remaining unamortized discount and debt issuance costs associated with the Loan of $3.0 million and approximately $4.3 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized approximately $5.3 million and approximately $14.4 million, respectively, of interest expense, including $0.6 million and $1.7 million, respectively, of OID and debt issuance costs amortization.

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

Holders could have converted their 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2025 in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock, is greater than or equal to 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five business days after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock and the conversion rate for the notes on each such trading day; (3) if the Company called such notes for redemption, any such notes that have been called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption; and (4) upon the occurrence of specified corporate events, as provided in the Indenture. On or after August 15, 2025, to the close of business on the second scheduled trading day immediately before the maturity date, holders may convert all or any portion of their notes at the applicable conversion rate at any time at the option of the holder regardless of the foregoing conditions.
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

As of September 30, 2025, the principal amount of 2025 Notes was $54.9 million, and the unamortized debt issuance costs was less than $0.1 million, for a net carrying amount of $54.9 million. As of December 31, 2024, the principal amount of 2025 Notes was $54.9 million, and the unamortized debt discount and issuance costs were $0.3 million, for a net carrying amount of $54.6 million.

The Company recorded $0.6 million and $1.9 million of interest expense during the three and nine months ended September 30, 2025, respectively, relating to the cash interest on the 2025 Notes due semi-annually and including the amortization of the debt issuance costs of $0.1 million and $0.3 million, respectively. The Company recorded approximately $3.0 million and $9.2 million of interest expense during the three and nine months ended September 30, 2024, respectively, relating to the cash interest on the 2025 Notes due semi-annually and including the amortization of the debt issuance costs of $0.4 million and $1.3 million, respectively.

As of September 30, 2025, no 2025 Notes were convertible pursuant to their terms. The estimated fair value of the 2025 Notes was $54.6 million as of September 30, 2025 and $53.2 million as of December 31, 2024. The estimated fair value of the 2025 Notes was determined through consideration of quoted market prices. As of September 30, 2025, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

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

As of September 30, 2025, the principal amount of 2030 Notes was $100.0 million, and the unamortized debt issuance costs were $2.9 million, for a net carrying amount of $97.1 million. As of December 31, 2024, the principal amount of 2030 Notes was $100.0 million, and the unamortized debt issuance costs were $3.3 million, for a net carrying amount of $96.7 million.

The Company recorded $1.6 million and $4.7 million, respectively, of interest expense during the three and nine months ended September 30, 2025 relating to the cash interest on the 2030 Notes due semi-annually and including amortization of the debt issuance costs of $0.1 million and $0.4 million, respectively.

As of September 30, 2025, no 2030 Notes were convertible pursuant to their terms. The estimated fair value of the 2030 Notes was $119.0 million as of September 30, 2025 and $105.4 million as of December 31, 2024. The estimated fair value of the 2030 Notes was determined through consideration of quoted market prices. As of September 30, 2025, the if-converted value of the 2030 Notes did not exceed the principal value of those notes.

The Company is in compliance with all of its covenants at September 30, 2025.

Estimated future principal payments due under the Loan, 2025 Notes and 2030 Notes are as follows:

Years Ending December 31,	(in thousands)
2025	$54,912
2026	—
2027	—
2028	19,873
2029	139,113
2030	100,000
Total	$313,898

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
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ deficit, and they are not accounted for as derivatives and are not remeasured each reporting period. As of September 30, 2025, the Company had not purchased any shares under the convertible note capped call transactions.
Prepaid Forward
In connection with the offering of the 2025 Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the 2025 Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward is November 15, 2025, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. As of September 30, 2025, 576,107 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

11. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued legal fees	$3,503	$698
Accrued compensation	9,814	12,739
Accrued professional fees	2,324	3,557
Accrued interest on convertible notes	2,516	1,229
Accrued other	484	1,370
Total other accrued liabilities	$18,641	$19,593
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

Employee Stock Purchase Plan
In April 2020, the Board approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (as amended, the "ESPP"), which was approved by the Company's stockholders in May 2020 and was subsequently amended by a first amendment to the ESPP adopted by the Board in July 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of Common Stock on the last trading day of the offering period. Participating employees will purchase shares of Common Stock at a discount of up to 15% on the lesser of the closing price of Common Stock on the NASDAQ Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.3 million respectively, of stock compensation expense related to the ESPP. During the three and nine months ended September 30, 2024, the Company recognized no stock compensation expense related to the ESPP. In April 2024, the Board approved a second amendment to the ESPP, which was approved by the Company's stockholders in May 2024, which increased the number of shares of Common Stock reserved for future issuance under the ESPP by an additional 6,175,000 shares. As of September 30, 2025, there have been 1,307,380 shares issued and 5,692,620 shares reserved for future issuance under the ESPP.

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

Stock Options
The following table summarizes the activity relating to the Company’s options to purchase Common Stock for the nine months ended September 30, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	5,177,511	$8.70	7.43	$480
Granted	2,201,040	$1.39
Forfeited or expired	(791,125)	$11.93
Exercised	(36,160)	$1.92
Outstanding at September 30, 2025	6,551,266	$5.89	7.51	$3,914
Vested and expected to vest at September 30, 2025	6,551,266	$5.89	7.51	$3,914
Exercisable at September 30, 2025	3,357,997	$9.62	6.42	$969

Stock-based compensation related to stock options was $0.6 million and $2.2 million, respectively, for the three and nine months ended September 30, 2025, including $0.1 million and $0.2 million, respectively, that was capitalized into inventory, and $1.2 million and $3.2 million, respectively, for the three and nine months ended September 30, 2024, including less than $0.1 million and $0.2 million, respectively, that was capitalized into inventory. As of September 30, 2025, there was $4.3 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 2.4 years.
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
The following table summarizes the activity relating to the Company’s PBSOs for the nine months ended September 30, 2025:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	632,950	$4.97	6.35	$123
Granted	—	$—
Forfeited or expired	(144,800)	$6.52
Exercised	(44,650)	$1.62
Outstanding at September 30, 2025	443,500	$4.80	7.06	$163
Vested and expected to vest at September 30, 2025	443,500	$4.80	7.06	$163
Exercisable at September 30, 2025	443,500	$4.80	7.06	$163

There was no stock-based compensation related to PBSOs for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024. Stock-based compensation related to PBSOs for the nine months ended September 30, 2024 was $0.5 million. As of September 30, 2025, there was no unrecognized stock-based compensation expense related to unvested PBSOs.
Restricted Stock Units ("RSUs")
The following table summarizes the activity relating to the Company’s RSUs for the nine months ended September 30, 2025:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2024	4,447,074	$2.83
Granted	5,578,530	$1.48
Forfeited	(777,800)	$2.21
Vested	(1,964,567)	$2.76
Outstanding and unvested September 30, 2025	7,283,237	$1.88
Stock-based compensation related to RSUs was approximately $1.7 million and $5.0 million, respectively, for the three and nine months ended September 30, 2025, including $0.2 million and $0.4 million, respectively, that was capitalized into inventory, and $1.8 million and $5.3 million, respectively, for the three and nine months ended September 30, 2024, including less than $0.1 million and $0.3 million, respectively, that was capitalized into inventory. As of September 30, 2025, there was $13.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 2.7 years.
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
There was no stock-based compensation related to PBRSUs for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024. Stock-based compensation related to PBRSUs was $0.2 million for the nine months ended September 30, 2024, including less than $0.1 million that was capitalized into inventory. As of September 30, 2025, there was no unrecognized stock-based compensation expense related to unvested PBRSUs and no outstanding and unvested PBRSUs.
The following table summarizes the total stock-based compensation expense in each of the income statement line items for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30		Nine months ended September 30
	(in thousands)		(in thousands)
	2025	2024	2025	2024
Research and development	$382	$623	$1,164	$2,201
Selling, general and administrative	1,967	2,399	6,319	6,987
Total stock compensation expense	$2,349	$3,022	$7,483	$9,188

13. Income Taxes
There was no provision for income taxes for the three and nine months ended September 30, 2025 and 2024, because the Company has incurred annual operating losses since inception. At September 30, 2025, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

On July 3, 2025, the United States Congress passed, and on July 4, 2025, President Trump signed into law, budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation, among others. The OBBBA contains various effective dates with certain provisions effective in 2025 and others effective in 2026 and beyond. ASC 740, Income Taxes, requires the impact of changes in tax laws to be recognized in the financial statements as of the date of enactment. The Company has evaluated and considered the provisions of the OBBBA in the current quarter, and has concluded there is no material impact on the Company’s 2025 effective tax rate.

14. Segment Reporting

The Company has one reportable segment. The majority of the Company's business consists of researching, developing and commercializing therapies for the treatment of patients with elevated LDL-C. The segment derives net product sales through sale of its NEXLETOL and NEXLIZET tablets to customers in the United States and through collaboration agreements with other third party companies to develop, manufacture and commercialize its products outside the United States. Net product sales were $40.7 million and $115.8 million for the three and nine months ended September 30, 2025. Net product sales were $31.1 million and $84.2 million for the three and nine months ended September 30, 2024, respectively. Collaboration revenue, which includes milestone payments, royalty revenues and sales of the Company's tablets to its collaboration partners, was $46.7 million and $118.8 million for the three and nine months ended September 30, 2025, respectively. Collaboration revenue was $20.5 million and $179.0 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, collaboration revenue was primarily derived in Europe from the Company's partner, DSE. During the year ended December 31, 2024, collaboration revenue was primarily derived in Europe and Japan from the Company's partners, DSE and Otsuka. The Company manages the business activities on a consolidated basis. The accounting policies of the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies."

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

15. Stockholders' Deficit

October 2025 Offering

Subsequent to the quarter ended September 30, 2025, on October 7, 2025, the Company entered into an Underwriting Agreement (the “2025 Underwriting Agreement”) with Piper Sandler & Co. and Cantor Fitzgerald & Co., as representative of the several underwriters (collectively, the “2025 Underwriters”), related to an underwritten public offering (the “2025 Offering”) of 30,000,000 shares (the “2025 Underwritten Shares”) of the Company’s Common Stock, at a public offering price of $2.50 per share. In addition, under the terms of the 2025 Underwriting Agreement, the underwriters were granted a 30-day option to purchase up to an additional 4,500,000 shares of Common Stock, at the public offering price. On October 10, 2025, the 2025 Underwriters gave notice to the Company of their partial election to exercise the underwriters' option to purchase 1,065,000 additional shares, which closed on October 14, 2025. Giving effect to the partial exercise of the underwriters' option, the Company issued an aggregate of 31,065,000 shares of Common Stock in the 2025 Offering, with net proceeds to the Company of approximately $72.6 million, after deducting the underwriting discount and offering expenses of approximately $5.1 million.

January 2024 Offering

On January 18, 2024, the Company entered into an underwriting agreement (the "2024 Underwriting Agreement") with Jefferies LLC ("Jefferies"), as representative of the underwriters (the "2024 Underwriters"), related to an underwritten public offering (the "January 2024 Offering") of 56,700,000 shares of Common Stock of the Company, at a purchase price to the public of $1.50 per share. The 2024 Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of Common Stock, at the public offering price. On January 19, 2024, Jefferies gave notice to the Company of its election to exercise the Underwriters' option to purchase additional shares, in full. Giving effect to the exercise of 2024 Underwriters' option, the January 2024 Offering closed on January 23, 2024, with net proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and offering expenses of $7.1 million.
ATM Offering
On February 21, 2023, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70.0 million of shares of Common Stock from time to time in “at-the-market” offerings (the "2023 ATM Program"), pursuant to its shelf registration statement on Form S-3 (File No. 333-286631) filed with the SEC on April 18, 2025, including the sales agreement prospectus contained therein, as declared effective by the SEC on April 29, 2025. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of Common Stock and general market conditions. During the three and nine months ended September 30, 2025, the Company issued 4,170,000 and 6,835,505 shares of Common Stock, respectively, resulting in net proceeds of approximately $10.5 million and $13.3 million after deducting $0.4 million and $0.8 million of sales agent commissions and other expenses, respectively, pursuant to the 2023 ATM Program. During the three and nine months ended September 30, 2024, the Company issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program.

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

As of September 30, 2025, no Pre-Funded Warrants were outstanding. During the three and nine months ended September 30, 2025, no warrants were exercised. During the three and nine months ended September 30, 2024, no warrants and 10,272,783 warrants were exercised, respectively. The following table summarizes the warrants outstanding for the Company as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024	Weighted average exercise price
Warrants outstanding from Warrant Amendment Agreements, expiring September 22, 2026	6,071,429	6,071,429	$1.55
Warrants outstanding from 2023 Purchase Agreement, expiring September 22, 2026	20,000,000	20,000,000	$1.55
Total warrants outstanding	26,071,429	26,071,429

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
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	September 30
	2025	2024
Common shares under option	6,551,266	5,177,511
Common shares under PBSOs	443,500	632,950
Unvested RSUs	7,283,237	4,969,108
Shares issuable related to the ESPP	70,738	39,291
Shares issuable upon conversion of convertible notes	34,338,912	8,007,010
Warrants	26,071,429	26,071,429
Total potential dilutive shares	74,759,082	44,897,299

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

Our lead products NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable to take recommended statin therapy (including those not taking a statin) with established CVD or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. Our products were approved by the FDA, the European Commission, or EC, and Swiss Agency for Therapeutic Products, or Swissmedic in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in May 2024. In addition, Otsuka Pharmaceutical Co., Ltd., or Otsuka, our Japanese collaborator, announced that the primary endpoint of LDL-C reduction from baseline at Week 12 was achieved with statistical significance in the Phase 3 clinical trial in Japan for bempedoic acid as a treatment for hypercholesterolemia. Otsuka received approval from the Japanese Ministry of Health, Labour and Welfare to market NEXLETOL as a treatment for hypercholesterolemia and familial hypercholesterolemia in September 2025, with expected National Health Insurance, or NHI, pricing in the fourth quarter of 2025. We filed supplemental NDAs for product approvals in Canada in November 2024, with expected approval in the fourth quarter of 2025. Our collaboration partners filed in Israel in March 2025, with expected approval in the first half of 2026, and in Australia in July 2025, with expected approval in the fourth quarter of 2026.

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
We have never been profitable. Our net losses were $31.3 million and $84.5 million, respectively, for the three and nine months ended September 30, 2025. Our net losses were $29.5 million and $30.4 million, respectively, for the three and nine months ended September 30, 2024. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur expenses and operating losses for the immediate future in connection with our ongoing activities, including, among others:

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
During the nine months ended September 30, 2025, we incurred $8.8 million in expenses related to ongoing clinical studies, including our pediatric program.
During the nine months ended September 30, 2024, we incurred $5.6 million in expenses related to ongoing clinical studies.
Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET were commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with Daiichi Sankyo Europe GmbH, or DSE, Otsuka, and Daiichi Sankyo Co. Ltd, or DS, and our other ex-U.S. collaboration partners. Collaboration revenue for the three and nine months ended September 30, 2025 was primarily related to sales of bulk tablets active pharmaceutical ingredient, or API, under our supply agreements and royalty revenue received from our collaboration partners. Collaboration revenue for the three and nine months ended September 30, 2024 was primarily related to the Settlement Agreement with DSE, sales of bulk tablets under our supply agreements and royalty revenue received from our collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of API or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
Interest Expense
Interest expense is related to our royalty purchase agreement, or Royalty Purchase Agreement, with OCM IP Healthcare Portfolio LP, or OMERS, entered into on June 27, 2024, our $150.0 million term loan, or Loan, entered into on December 13, 2024, our Revenue Interest Purchase Agreement, or RIPA, with Oberland, an affiliate of Oberland Capital, and our convertible notes. Interest expense for the three and nine months ended September 30, 2025 was related to our Royalty Purchase Agreement with OMERS, our Loan, and our convertible notes. Interest expense for the three months ended September 30, 2024 was related to our Royalty Purchase Agreement with OMERS and our convertible notes. Interest expense for the nine months ended September 30, 2024 also included interest related to our RIPA.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$40,659	$31,106	$9,553
Collaboration revenue	46,650	20,526	26,124
Operating Expenses:
Cost of goods sold	41,289	17,286	24,003
Research and development	14,131	10,397	3,734
Selling, general and administrative	41,848	39,975	1,873
Loss from operations	(9,959)	(16,026)	6,067
Interest expense	(22,051)	(15,082)	(6,969)
Other income, net	677	1,584	(907)
Net loss	$(31,333)	$(29,524)	$(1,809)
Product sales, net
Product sales, net for the three months ended September 30, 2025 was $40.7 million compared to $31.1 million for the three months ended September 30, 2024, an increase of $9.6 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET compared to the third quarter of 2024.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended September 30, 2025 was $46.7 million compared to $20.5 million for the three months ended September 30, 2024, an increase of approximately $26.2 million. The increase is due to increased royalty sales growth within our partner territories and product sales to our collaboration partners from our supply agreements.
Cost of goods sold
Cost of goods sold for the three months ended September 30, 2025 was $41.3 million compared to $17.3 million for the three months ended September 30, 2024, an increase of $24.0 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.

Research and development expenses
Research and development expenses for the three months ended September 30, 2025, were $14.1 million, compared to $10.4 million for the three months ended September 30, 2024, an increase of $3.7 million. The increase in research and development expenses was primarily attributable to increased costs for ongoing clinical studies related to our pediatric program.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2025, were $41.8 million, compared to $40.0 million for the three months ended September 30, 2024, an increase of approximately $1.8 million. The increase in selling, general and administrative expenses was primarily attributable to increased legal costs associated with the ANDA litigation and increased media costs.
Interest expense
Interest expense for the three months ended September 30, 2025, was $22.1 million, compared to $15.1 million for the three months ended September 30, 2024, an increase of $7.0 million. The increase in interest expense was primarily attributable to interest on our Loan. Interest expense for the three months ended September 2025 was related to our royalty sale liability, Loan and convertible notes and the associated amortization of debt issuance costs and original issue discounts. Interest expense for the three months ended September 30, 2024 was related to our royalty sale liability and convertible notes.
Other income, net
Other income, net for the three months ended September 30, 2025, was $0.7 million, compared to $1.6 million for the three months ended September 30, 2024, a decrease of $0.9 million. The decrease in other income, net was primarily due to lower interest income on our cash equivalents.
Results of Operations
Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$115,846	$84,164	$31,682
Collaboration revenue	118,843	179,037	(60,194)
Operating Expenses:
Cost of goods sold	101,370	42,970	58,400
Research and development	33,926	35,261	(1,335)
Selling, general and administrative	124,353	126,148	(1,795)
(Loss) income from operations	(24,960)	58,822	(83,782)
Interest expense	(61,968)	(42,829)	(19,139)
Loss on extinguishment of debt	—	(53,235)	53,235
Other income, net	2,415	6,815	(4,400)
Net loss	$(84,513)	$(30,427)	$(54,086)
Product sales, net
Product sales, net for the nine months ended September 30, 2025 was $115.8 million compared to $84.2 million for the nine months ended September 30, 2024, an increase of approximately $31.6 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET compared to the nine months ended September 30, 2024.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the nine months ended September 30, 2025 was $118.8 million compared to $179.0 million for the nine months ended September 30, 2024, a decrease of $60.2 million. The decrease is primarily due to the Settlement Agreement with DSE received in the nine months ended September 30, 2024, partially offset by increased royalty sales growth within our partner territories and product sales to our collaboration partners from our supply agreements.

Cost of goods sold
Cost of goods sold for the nine months ended September 30, 2025 was $101.4 million compared to $43.0 million for the nine months ended September 30, 2024, an increase of $58.4 million. The increase is primarily related to increased product sales to our collaboration partners from our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.

Research and development expenses
Research and development expenses for the nine months ended September 30, 2025, were $33.9 million, compared to $35.3 million for the nine months ended September 30, 2024, a decrease of approximately $1.4 million. The decrease in research and development expenses was primarily attributable to decreased compensation costs, including bonus, stock compensation and consulting partially offset by increase in costs for ongoing pediatric clinical studies.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2025, were $124.4 million, compared to $126.1 million for the nine months ended September 30, 2024, a decrease of approximately $1.7 million. The decrease in selling, general and administrative expenses was primarily attributable to decreased marketing and commercialization costs.
Interest expense
Interest expense for the nine months ended September 30, 2025, was $62.0 million, compared to $42.8 million for the nine months ended September 30, 2024, an increase of approximately $19.2 million. The increase in interest expense was primarily attributable to interest on our Loan. Interest expense for the nine months ended September 30, 2025 was related to our royalty sale liability, Loan and convertible notes and the associated amortization of debt issuance costs and original issue discounts. Interest expense for the nine months ended September 30, 2024 was related to our royalty sale liability, revenue interest liability and convertible notes.
Loss on extinguishment of debt
Loss on extinguishment of debt for the nine months ended September 30, 2024, was $53.2 million, with no such loss recognized for the nine months ended September 30, 2025. The loss on extinguishment of debt was due to the repurchase of the Revenue Interests under our RIPA with Oberland.
Other income, net
Other income, net for the nine months ended September 30, 2025, was $2.4 million, compared to $6.8 million for the nine months ended September 30, 2024, a decrease of $4.4 million. The decrease in other income, net was primarily due to lower interest income on our cash equivalents.
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

On October 7, 2025, we entered into an underwriting agreement, or the 2025 Underwriting Agreement, with Piper Sandler & Co. and Cantor Fitzgerald & Co., as representative of the several underwriters, or the 2025 Underwriters, related to an underwritten public offering, or the 2025 Offering, of 30,000,000 shares our Common Stock, at a public offering price of $2.50 per share. In addition, under the terms of the 2025 Underwriting Agreement, the underwriters were granted a 30-day option to purchase up to an additional 4,500,000 shares of Common Stock, at the public offering price. On October 10, 2025, the underwriters gave notice to the Company of their partial election exercise the underwriters' option to purchase 1,065,000 additional shares, which closed on October 14, 2025. Giving effect to the partial exercise of underwriters' option, the Company issued an aggregate of 31,065,000 shares of Common Stock in the 2025 Offering, with net proceeds to the Company of approximately $72.6 million, after deducting the underwriting discount and offering expenses of approximately $5.1 million.

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our shelf registration statement on Form S-3 (File No. 333-286631) filed with the SEC on April 18, 2025, including the sales agreement prospectus contained therein, as declared effective by the SEC on April 29, 2025. During the three and nine months ended September 30, 2025, we issued 4,170,000 and 6,835,505 shares of Common Stock, respectively, resulting in net proceeds of approximately $10.5 million and $13.3 million after deducting $0.4 million and $0.8 million of sales agent commissions and other expenses, respectively, pursuant to the 2023 ATM Program. During the three and nine months ended September 30, 2024, the Company issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

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

As of September 30, 2025, our primary sources of liquidity were our cash and cash equivalents which totaled $92.4 million and does not include the net cash received in the 2025 Offering of $72.6 million. We invest our cash equivalents in highly liquid, interest-bearing investment-grade securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(58,336)	$11,298
Net cash (used in) investing activities	—	(317)
Net cash provided by financing activities	6,022	51,488
Net (decrease) increase in cash and cash equivalents	$(52,314)	$62,469

Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our early stage pipeline assets.
Net cash used in operating activities totaled $58.3 million for the nine months ended September 30, 2025, compared to $11.3 million of cash provided by operating activities for the nine months ended September 30, 2024. Net cash used in operating activities of $58.3 million for the nine months ended September 30, 2025 consisted primarily of net product sales of NEXLETOL and NEXLIZET and collaboration revenue fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our other early stage pipeline assets, adjusted for non-cash items such as royalty revenue paid or to be paid to OMERS, stock-based compensation expense, interest expense related to our royalty sale agreement, amortization of issuance costs on our convertible notes, depreciation and amortization and changes in working capital. Net cash provided by operating activities of $11.3 million for the nine months ended September 30, 2024 consisted primarily of net product sales of NEXLETOL and NEXLIZET and collaboration revenue from the Settlement Agreement with DSE partially offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash items such as the loss on extinguishment of debt associated with our revenue interest purchase agreement, royalty revenue from DSE paid or to be paid to OMERS, stock-based compensation expense, interest expense related to our RIPA with Oberland and royalty sale agreement, depreciation and amortization and changes in working capital.
Investing Activities
There was no cash used in or provided by investing activities for the nine months ended September 30, 2025. Net cash used in investing activities of $0.3 million for the nine months ended September 30, 2024 consisted of purchases of property, plant and equipment.
Financing Activities
Net cash provide by financing activities of $6.0 million for the nine months ended September 30, 2025 related primarily to cash received from our 2023 ATM program offset partially by issuance costs on our December 2024 Credit Agreement and Exchange Transaction. Net cash provided by financing activities of $51.5 million for the nine months ended September 30, 2024 related primarily to our January 2024 Offering, royalty sale agreement and warrant exercises, offset partially by the cash outlays resulting in the extinguishment of our revenue interest liability.
On October 7, 2025, we entered into the 2025 Underwriting Agreement with Piper Sandler & Co. and Cantor Fitzgerald & Co., as representatives of the underwriters, pursuant to which we issued and sold an aggregate of 31,065,000 shares of Common Stock, which includes the partial exercise of the underwriters’ option to purchase 1,065,000 additional shares, at the public offering price of $2.50 per share. As a result of the Offering, we received approximately $72.6 million in net proceeds, after deducting the underwriting discount and offering expenses of approximately $5.1 million.

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
On December 13, 2024, we entered into a credit agreement, or the Credit Agreement, with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P., as the initial lenders party thereto. The Credit Agreement provides for a $150.0 million term loan, or the Loan, which was borrowed in full at closing. Proceeds from the Loan were used repay a portion of the outstanding obligations under our 2025 Notes, and to pay an original issue discount of $3.8 million and fees and expenses in connection with the Credit Agreement of $5.4 million. The Loan will bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At our option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. We elected to have interest on the Loan paid-in-kind for the second quarter ended June 30, 2025 and the third quarter ended September 30, 2025. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.5%, with the outstanding balance to be repaid on the maturity date of December 13, 2029. Future payments under the Loan are expected to be annual interest of $15.5 million (approximately $8.3 million in 2025 with the additional portion related to the fourth quarter of 2024 and the paid-in-kind interest related to the second and third quarters of 2025), $19.9 million in principal in the year ended December 31, 2028, and the remaining approximately $139.1 million in principal in the year ended December 31, 2029.
On June 27, 2024, we entered into a Royalty Purchase Agreement, or the Purchase Agreement, with OMERS. Pursuant to the Purchase Agreement, we sold a portion of the royalties payable on net sales of Bempedoic Acid from our collaboration partner DSE. Pursuant to the Purchase Agreement, we received $304.7 million, less issuance costs. OMERS acquired 100% of the Royalty Interests until such time as they have received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to approximately $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to the Company. Through September 30, 2025, the royalties recognized and settled to the Purchaser was $66.5 million. The Company expects future royalties to OMERS may range from $94.8 million in the next year to a maximum total payment of approximately $356.6 million beyond one year. A significant increase or decrease in future royalties will materially impact the royalty sale liability, interest expense and the time period for repayment. Refer to Note 9 "Sale of Future Royalties" in our condensed financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 for further information.
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

On March 22, 2023, we issued and sold, in a registered direct offering, or the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, in lieu of shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Registered Direct Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Registered Direct Offering, for additional consideration of $0.125 per amended warrant. The amended warrants are immediately exercisable and will expire on September 22, 2026, which may provide us with additional funding, if such amended warrants are exercised by their holders. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.001 per share. The pre-funded warrants were immediately exercisable and could be exercised at any time. As of September 30, 2025, no pre-funded warrants were outstanding as all were exercised during the year ended 2023. We received net proceeds of approximately $51.3 million related to the Registered Direct Offering after deducting placement agent fees and related offering expenses of $4.2 million, and we received approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. During the three and nine months ended September 30, 2025, no warrants were exercised. During the nine months ended September 30, 2024, we received net proceeds of approximately $14.8 million from the exercise of warrants in connection with the Registered Direct Offering.

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our shelf registration statement on Form S-3 (File No. 333-286631) filed with the SEC on April 18, 2025, including the sales agreement prospectus contained therein, as declared effective by the SEC on April 29, 2025. During the three and nine months ended September 30, 2025, we issued 4,170,000 and 6,835,505 shares of Common Stock, respectively, resulting in net proceeds of approximately $10.5 million and $13.3 million after deducting $0.4 and $0.8 million of sales agent commissions and other expenses, respectively, pursuant to the 2023 ATM Program. During the three and nine months ended September 30, 2024, the Company issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program. We may continue to use the

2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

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

•the timing and results of clinical trials and regulatory actions relating to our product candidates or those of our competitors;

•our ability to expand and advance our pipeline through business development activities, including collaborations, licensing arrangements or other strategic transactions, and our ability to execute and realize the anticipated and potential benefits of any such transactions we may pursue;

•developments or disputes concerning patent applications, issued patents or other proprietary rights, including challenges to the validity, scope or enforceability of our issued patents, litigation or other proceedings arising from ANDA filings or similar regulatory submissions, and our ability to defend and enforce our intellectual property rights;

•delays or disruptions in review, approval, inspection, or other actions by the FDA or other applicable U.S. or foreign government regulatory authorities that could impact the timing, initiation, conduct, or completion of our clinical trials or marketing applications;

•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the implementation of operational and financial information technology; and
•the impact of macroeconomic and geopolitical developments, including increases in inflationary rates, capital market disruptions, disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, tariffs, trade protection measures, economic sanctions and related economic slowdowns or recessions, any of which could adversely affect our access to capital markets.

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

Debt and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE, Otsuka and DS, or our other ex-U.S. partners, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. Similarly, adverse macroeconomic conditions and market volatility resulting from global and national economic developments, political unrest, high inflation, disruptions in capital markets, changes in international trade relationships, changes in or the disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, economic sanctions and economic slowdowns or recessions, or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or royalty-based financing arrangements when needed and on favorable terms, if at all, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.

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

The Company carried out the evaluation required by the Exchange Act Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Previously Identified Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our management discovered that certain information related to our inventory and cost of sales balances was inaccurately reported in our earnings release for the quarter ended June 30, 2025, originally issued and furnished with our Current Report on Form 8-K filed on August 5, 2025. Following discovery of such errors, we filed a Current Report on Form 8-K/A that furnished a corrected version of the earnings release on August 11, 2025. As a result of the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting existed related to the accounting for inventory held at a certain third-party contract manufacturing organization, and have further concluded that such material weakness had not been remediated as of September 30, 2025.

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

Remediation Plan
Following identification of the material weakness disclosed above, and with oversight from the Audit Committee of our Board of Directors (the “Audit Committee”) and input from our management, we designed and implemented changes to our processes and controls to remediate the material weakness and to enhance our internal control over financial reporting, including enhanced controls related to inventory existence held at, and movements of inventory between, our third party contract manufacturing organizations. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

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

As a public company, we are required to comply with applicable provisions of the Sarbanes-Oxley Act of 2002, as well as other rules and regulations promulgated by the SEC and the NASDAQ Stock Market LLC, or NASDAQ, which results in significant continuing legal, accounting, administrative and other costs and expenses. The listing requirements of the NASDAQ Capital Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements.

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

During the course of our review and testing, we have previously identified, and may in the future identify, deficiencies in our internal control over financial reporting, including material weaknesses, and we may be unable to remediate them in a timely manner. For example, as previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and as described further below and in Part I, Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting. Any material weakness could result in our inability to detect errors on a timely basis, which could cause our financial statements to be materially misstated. As a result, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

In addition, we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we depend on contract manufacturing organizations, clinical research organizations and other third-party vendors, as applicable, to provide timely and accurate financial information to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Capital Market or other adverse consequences that would materially harm our business.

We have previously identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures for the quarter ended September 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025, due to the material weakness identified in our internal control over financial reporting, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part I, Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our management discovered that certain information related to our inventory and cost of sales balances was inaccurately reported in our earnings release for the quarter ended June 30, 2025, originally issued and furnished with our Current Report on Form 8-K filed on August 5, 2025. Following discovery of such errors, we filed a Current Report on Form 8-K/A that furnished a corrected version of the earnings release on August 11, 2025. As a result of the foregoing, our principal executive officer and principal financial officer concluded that a material weakness in our internal control over financial reporting existed related to the accounting for inventory held at a certain third-party contract manufacturing organization, and have further concluded that such material weakness had not been remediated as of September 30, 2025.

Following identification of the material weakness disclosed above, and with oversight from the Audit Committee and input from our management, we designed and implemented changes to our processes and controls to remediate the material weakness and to enhance our internal control over financial reporting, including enhanced controls related to inventory existence held at, and movements of inventory between, our third party contract manufacturing organizations. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. These controls will need to operate for a sufficient period of time for our management to conclude that they are operating effectively. Accordingly, the material weakness will not be considered remediated until our management has concluded, through implementation of these remediation measures and additional testing, that these controls are effective.

While we are in the process of undertaking actions to remediate this material weakness as described above, we cannot assure you that the measures we are taking, when fully implemented, will be sufficient to remediate the material weakness or to avoid the identification of additional material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting in a timely manner, or if we identify any additional material weaknesses, the accuracy and timeliness of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable NASDAQ Capital Market listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. In addition, we could become subject to investigations by NASDAQ, the SEC or other regulatory authorities, which could require additional financial and management resources.

Inadequate funding for the FDA, the SEC and other U.S. government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. Without appropriations of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA, SEC and U.S. Patent and Trademark Office (the "USPTO").

Any such reduction in personnel may result in longer review times by the FDA and other agencies. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, the availability of personnel and other resources, statutory, regulatory and policy changes and other events that may otherwise affect the FDA's ability to perform routine transactions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review investigational new drug submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Specifically, on October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If a prolonged government shutdown occurs or a widespread freeze on federal funding continues, if the FDA is required to furlough review staff or necessary employees, or if the agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, disruptions at the National Institutes of Health or changes to its budget may negatively impact our operations and ongoing clinical trials. Further, in our operations as a public company, the ongoing or future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The growing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or the IRA, for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, or the OBBBA Act, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Adverse market or macroeconomic conditions or market volatility resulting from geopolitical events, national or global economic developments, political unrest, high inflation, rising interest rates, new or increased tariffs and retaliatory tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, the Israel-Hamas war, and the conflict between Israel and Iran, changes in or disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, in early 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, in September 2025, the current administration also announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies.

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

Although, to date, our business has not been materially impacted by these macroeconomic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, there has been proposed U.S. legislation, known as the BIOSECURE Act, that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed each respective chamber of Congress and both included an amendment that would effectively implement federal government contracting, loan, and grant restrictions similar to those proposed in the 2024 BIOSECURE Act. If the BIOSECURE Act or similar legislation is passed in the future, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed each respective chamber of Congress and both included an amendment that would effectively implement federal government contracting, loan, and grant restrictions similar to those proposed in the 2024 BIOSECURE Act. If the BIOSECURE Act or similar legislation is passed in the future, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects. In addition, any delay in or inability to complete our clinical studies could significantly compromise our ability to secure regulatory approval of bempedoic acid or the bempedoic acid / ezetimibe combination tablet for additional indications we may seek and preclude our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet, thereby limiting or preventing our ability to generate revenue from its sales. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current macroeconomic and geopolitical climate and financial market conditions could adversely impact our business.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBBA Act was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits could adversely affect our business. For example, under the OBBBA Act, there were modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation, among others. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock. We continue to examine the impact this tax reform legislation may have on our business.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

ESPERION THERAPEUTICS, INC.

November 6, 2025	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	By:	/s/ Benjamin Halladay
Benjamin Halladay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)