Form 10-K
period 2025-12-31
Esperion Therapeutics, Inc.
filed 2026-03-10
CIK 1434868

6
\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, based upon the closing price of $0.98 of the registrant’s common stock as reported on the NASDAQ Global Market as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $198.2 million. For purposes of foregoing calculation only, all directors and executive officers of the registrants are assumed to be affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 1, 2026, there were 256,810,482 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2025.

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
•We have obtained regulatory approval from the U.S. Food and Drug Administration, or FDA, the European Commission (which, with respect to the United Kingdom, or UK, has been converted to a UK marketing authorization), and the Swiss Agency for Therapeutic Products, or Swissmedic, for both of our leading products based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin, and are now the only LDL-C lowering non-statin drugs indicated for primary prevention patients. We cannot be certain that we will be able to obtain approval for these expanded indications from regulatory authorities in other territories we or our ex-U.S. commercial partners decide to pursue, or successfully commercialize our products and any future product candidates in any territories. Additionally, we cannot be certain that we will be able to obtain approval of either of our products for any other indication or approval of any future product candidates.
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
•We cannot be certain whether or when we will consummate our pending acquisition with Corstasis Therapeutics Inc., or if such acquisition does close, when or if, or the extent to which, we will recognize the anticipated benefits of that acquisition. It is possible that we may have difficulty integrating the operations of Corstasis or any other business we may acquire in the future,
•We may be at an increased risk of securities class action litigation.
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

Our lead products NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable or unwilling to take recommended statin therapy (including those not taking a statin) with established CVD, or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. Our products were approved by the FDA, European Commission, or EC (which, with respect to the UK, has been converted to a UK marketing authorization), and Swiss Agency for Therapeutic Products, or Swissmedic in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in May 2024. Otsuka Pharmaceutical Co., Ltd., or Otsuka, our Japanese collaborator, received approval from the Japanese Ministry of Health, Labour and Welfare to market NEXLETOL as a treatment for hypercholesterolemia and familial hypercholesterolemia in September 2025, with National Health Insurance, or NHI, pricing received in the fourth quarter of 2025. We filed supplemental NDAs for product approvals in Canada in November 2024, with NEXLETOL receiving approval in the fourth quarter of 2025 and NEXLIZET approval expected in the first half of 2026. Our collaboration partners filed in Israel in March 2025, with expected approval in the first half of 2026, and in Australia in July 2025, with expected approval in the fourth quarter of 2026.

Our Strategy

We are focused on execution of our Vision 2040 roadmap by discovering, developing, and commercializing innovative medicines to help improve outcomes for patients. Our strategy for accomplishing this includes the following:

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

Product Overview
NEXLETOL is a first-in-class ACLY inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating LDL receptors. Completed Phase 3 studies whose primary endpoint was LDL-C lowering were conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, and demonstrated an average 18% placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. The completed Phase 3 Cholesterol Lowering via Bempedoic acid, an ACL-Inhibiting Regimen (CLEAR) Outcomes trial in patients unwilling or unable to take statins and who had, or were at high risk for, CVD demonstrated on average a 20% placebo-corrected LDL-C reduction, and a resulting 13% lower risk of major cardiovascular events versus placebo. NEXLETOL was approved by the FDA in February 2020, with the label expanded to include an indication for cardiovascular risk reduction in March 2024, and received a subsequent update to the cardiovascular risk reduction indication in November 2025 to encompass all components of the primary composite endpoint from CLEAR Outcomes.

NEXLIZET contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and cholesterol absorption in the intestine. Phase 3 data demonstrated NEXLIZET lowered LDL-C by a mean of 38% compared to placebo when added on to maximally tolerated statins. NEXLIZET was approved by the FDA in February 2020, with the label expanded to include an indication for cardiovascular risk reduction in March 2024, and received a subsequent update to the cardiovascular risk reduction indication in November 2025 to encompass all components of the primary composite endpoint from CLEAR Outcomes.
NILEMDO is a first-in-class ACLY inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. NILEMDO was approved by the EC, in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated. In May 2024, the EC approved an expanded indication for NILEMDO to reduce cardiovascular risk in patients with or at high risk for ASCVD.
NUSTENDI contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and cholesterol absorption in the intestine. NUSTENDI was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin in addition to ezetimibe, alone in patients who are either statin-intolerant or for whom a statin is contraindicated, and are unable to reach LDL-C goals with ezetimibe alone, or as an adjunct to diet in adult patients already being treated with the combination of bempedoic acid and ezetimibe as separate tablets with or without statin. In May 2024, the EC approved an expanded indication for NUSTENDI to reduce cardiovascular risk in patients with or at high risk for ASCVD.
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

On December 7, 2022, we announced that the study had met its primary endpoint. On March 4, 2023, we announced the full results from the CLEAR Outcomes trial at the Scientific Sessions of the American College of Cardiology with a simultaneous publication in the New England Journal of Medicine (NEJM). The study showed that bempedoic acid demonstrated a significant 13% cardiovascular risk reduction in MACE-4 events and significantly reduced the risk of heart attack by 23% and coronary revascularization by 19% as compared to placebo. These results were seen in a broad population of primary and secondary prevention patients who are unable to take recommended statin therapy. Furthermore, in several key prespecified subgroups, including females, persons of Hispanic ethnicity, those with diabetes, and those with obesity, the beneficial effects observed with bempedoic acid are consistent. The proportions of patients experiencing adverse events and serious adverse events were similar between the active bempedoic acid and placebo treatment groups. Adverse events led to discontinuation of treatment in 11% of patients on bempedoic acid compared to 10% of patients on placebo. Adverse events occurring in greater than 2% of the study population and at least 0.5% more than placebo included hyperuricemia (18%), renal impairment (9%), anemia (4%), elevated liver enzymes (3%), muscle spasms (3%), gout (2%), and cholelithiasis (1%). We believe the risk of hyperuricemia and/or gout related to bempedoic acid use appeared to be attenuated by using uric acid lowering medications (such as allopurinol) and monitoring where clinically indicated. Bempedoic acid, contained in NEXLETOL® and NEXLIZET® (bempedoic acid and ezetimibe) tablets, became the first LDL-C lowering therapy since statins to demonstrate the ability to lower MACE in both primary and secondary prevention patients for whom limited therapies exist. When evaluating these results in the context of prior statin trials (based on the Cholesterol Treatment Trialists’, “CTT”, meta-analyses), when normalized to a 1.0 mmol/L (39 mg/dL) LDL-C reduction, the CV risk reduction with bempedoic acid shown via the CTT major vascular event endpoint is comparable to the normalized risk reduction observed with statin therapies. The ability of bempedoic acid to reduce MACE-4 events compared to placebo was not influenced by either the addition of other lipid lowering therapies (LLT) during the study (e.g., LLT cross-in) or the use of bempedoic acid alone (patients not on any other LLT at the time of the study entry).

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

On August 26, 2023, a prespecified analysis of the total number of cardiovascular events in the CLEAR Outcomes trial population was presented at the European Society of Cardiology, or ESC, and subsequently published in JAMA Cardiology. The results reflect the impact of bempedoic acid on the total incidence of MACE, not just the first event. Treatment with bempedoic acid was associated with a risk reduction of 20% in total MACE-4 events (composite of MACE including non-fatal myocardial infarction, non-fatal stroke, coronary revascularization and cardiovascular death), 17% in total MACE-3 events (composite of MACE including non-fatal myocardial infarction, non-fatal stroke and cardiovascular death), 31% in total myocardial infarctions, and 22% in total coronary revascularizations. We believe these data reinforce the benefit of lowering LDL-C with bempedoic acid in high-risk patients, potentially preventing multiple events over time.

On August 26, 2023, a prespecified analysis of the CLEAR Outcomes trial population by patient diabetes status at enrollment (e.g., diabetes, prediabetes, normoglycemic) was presented at the ESC and subsequently published in The Lancet Diabetes and Endocrinology. Of the 13,970 patients included in CLEAR Outcomes, 45.6% had diabetes, 41.5% had pre-diabetes, and 12.9% were normoglycemic. Bempedoic acid demonstrated a benefit in patients with diabetes at baseline, showing a 17% reduction in cardiovascular risk. For patients without diabetes at enrollment, bempedoic acid use was not associated with an increased risk of new onset diabetes compared with placebo, which is a key differentiating feature compared to statins.

In addition to the risk that diabetes itself contributes to ASCVD, patients with diabetes and peripheral artery disease are at a higher risk for CV events and peripheral vascular events, such as amputations. A post-hoc analysis of major adverse limb events (MALE) occurring during the CLEAR Outcomes study was presented at the AHA Scientific Sessions in November 2024 and identified a significant 36% relative risk reduction in MALE. These findings resulted in the inclusion of bempedoic acid as a first-line, evidence-based therapy for LDL-C lowering within the 2025 ACC Scientific Statement: Management of Peripheral Artery Disease in Adults with Diabetes. Other venous thromboembolic events (VTE) such as deep vein thrombosis and pulmonary embolism represent conditions that may also result in significant morbidity and death. Statin and PCSK9 inhibiting medication use is associated with reduced risk of VTE. A presentation of VTE risk in the CLEAR Outcomes population presented in November 2025 at the AHA Scientific Sessions showed a 42% relative risk reduction in VTE with the use of bempedoic acid verses placebo.

Along with the reduction in LDL-C seen with bempedoic acid in CLEAR Outcomes, bempedoic acid also reduced a key marker of inflammation, high sensitivity C-reactive protein (hsCRP), by nearly 22% compared to placebo. An analysis of hsCRP in CLEAR Outcomes was presented at the 2023 American Heart Association Scientific Session and subsequently published in Circulation which showed a relationship between elevated levels of hsCRP and risks for cardiovascular events. Longer term inflammatory risk can also be assessed via red blood cell distribution width (RDW), which like hsCRP, is correlated to risk of cardiovascular events. Patients randomized to bempedoic acid exhibited lower RDW values over the course of CLEAR Outcomes compared with placebo. These data were presented at the European Society of Cardiology Congress 2024. Inflammation has garnered increasing attention recently as highlighted by a 2025 American College of Cardiology Scientific Statement detailing the role of inflammation in CVD. A greater adoption of screening for elevated hsCRP in the course of assessing cardiovascular risk presents an opportunity for the use of therapies with lower hsCRP irrespective of LDL-C levels.

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

Product Pipeline

Next Generation ACLY inhibitors

ACLY is an enzyme strategically positioned at the intersection of nutrient catabolism and cholesterol and fatty acid biosynthesis. We are leading the investigation of ACLY biology, having brought the first ACLY inhibitor to the market. While preclinical studies and Mendelian randomized trials support a causal role for ACLY in dyslipidemia and ASCVD, they also suggest potential additional effects on metabolism that may benefit other disease states such as type 2 diabetes and metabolic dysfunction-associated steatotic liver disease (MASLD)/metabolic associated steatohepatitis (MASH). Furthermore, emerging evidence implicates ACLY as a key metabolic checkpoint utilized by multiple cell types to sense nutrient availability and coordinate metabolic adaptations with cell-specific functions. This expanded understanding has provided key insight into novel connections between chronic positive energy balance and aberrant metabolism and the maladaptation of multiple inflammatory, immune, fibrotic, extra-cellular matrix remodeling, and proliferative processes. Our scientific team is exploring this novel insight into ACLY biology and selected primary sclerosing cholangitis (PSC) as the lead indication for the next-generation key drivers of PSC progression, namely bile duct injury, inflammation, and fibrosis. PSC represents a large unmet medical need with no approved therapies to slow disease progression.

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
Blood Cholesterol Guidelines
LDL-C is currently the focus of healthcare provider efforts to improve the cholesterol profile in individuals at risk for or with established ASCVD. Evidence overwhelmingly shows that cardiovascular risk reduction, for first and subsequent events, is correlated to the magnitude of LDL-C reduction, and that lowering LDL-C levels earlier (rather than later) is recommended, especially for patients with FH. Over the past 20 years since the inception of lipid targets in the NCEP ATP III (National Cholesterol Education Program Adult Treatment Panel III), guidelines have evolved to include continually lower LDL-C treatment targets in patients with established ASCVD.

The ESC and the European Atherosclerosis Society, or EAS, released the 2025 Focused Update of the 2019 ESC/EAS Guidelines for the Management of Dyslipidaemias in August 2025. The data from CLEAR Outcomes was evaluated and expert panel provided Class 1, Level A and Class 1, Level B recommendations for use of bempedoic in patients unable to take statin therapy. Bempedoic acid also received a IIa, Level C recommendation when added to maximally tolerated statin therapy. Moreover, earlier use of combination therapies (addition of non-statin medications to max-tolerated statins) are recommended earlier in the treatment continuum to reduce CV events when LDL-C thresholds are not reached.
The American Diabetes Association, or ADA, has included NEXLETOL as a Level A recommendation for primary and secondary prevention patients with diabetes and statin intolerance, as an alternative cholesterol lowering therapy for the last 3 annual updates (2024-2026). In the 2025 ACC/AHA/Multisociety Guideline for the Management of Patients With Acute Coronary Syndromes, or ACS, bempedoic acid was recommended as an add on therapy for patients on maximally tolerated statin therapy and not LDL-C goal.
In Q1 2026, the highly anticipated ACC/AHA/Multisociety Guideline is expected to be released, which will replace the 2018 guidelines. As this guideline was released before NEXLIZET and NEXLETOL received FDA approval, we expect it will contain new recommendations for bempedoic acid for the management of cardiovascular risk and hypercholesterolemia.
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
In February 2017, Amgen announced top-line results for the FOURIER CVOT and subsequently published the full results in the NEJM. Compared to placebo, evolocumab demonstrated a statistically significant 15% relative reduction in the primary composite endpoint of: cardiovascular death, myocardial infarction, stroke, hospitalization for unstable angina, or coronary revascularization. The FOURIER study enrolled 27,564 patients with prior ASCVD and LDL-C levels >70 mg/dl receiving background statin therapy (∼70% high intensity / 30% moderate intensity). In a patient population with a median baseline LDL-C level of 92 mg/dl, evolocumab reduced LDL-C by 59% as compared to placebo resulting in a 56 mg/dl absolute difference. In December 2017, the indications for the use of evolocumab were updated to include reduction in risk of myocardial infarction, stroke, and coronary revascularization in adults with established CVD. In August 2025, the evolocumab's USPI indications section was updated to: reduce the risk of major adverse CV events (CV death, myocardial infarction, stroke, unstable angina requiring hospitalization, or coronary revascularization) in adults at increased risk for these events. In November 2025, Amgen announced the results of the VESALIUS CV trial and subsequently published the full results in the NEJM. A total of 12,257 patients with atherosclerosis or diabetes and without a previous myocardial infarction or stroke were randomized to evolocumab vs placebo. Compared to placebo, patients receiving evolocumab observed 25% relative risk in the primary composite endpoint of coronary heart disease death, myocardial infarction, or stroke. In a patient population with a median baseline LDL-C level 115 mg/dl, evolocumab reduced LDL-C by 55% as compared to placebo resulting in 63 mg/dl absolute difference.
In March 2018, Regeneron Pharmaceuticals and Sanofi announced top-line results for the ODYSSEY Outcomes CVOT. Compared to placebo alirocumab demonstrated a statistically significant 15% relative reduction in the primary composite endpoint of death from coronary heart disease, nonfatal myocardial infarction, fatal or nonfatal ischemic stroke or unstable angina requiring hospitalization. The ODYSSEY Outcomes study enrolled 18,924 patients who had a recent acute coronary syndrome and LDL-C levels >70 mg/dl on high-intensity statin treatment. From a mean baseline of 92 mg/dl, LDL-C levels were reduced by 62.7% as compared to placebo, to a mean of 38 mg/dl. In April 2019, the FDA approved alirocumab to reduce the risk of heart attack, stroke, and unstable angina requiring hospitalization in adults with established CVD. In October 2025, the alirocumab's USPI received the following update to the indications section: to reduce the risk of major adverse CV events (coronary heart disease death, myocardial infarction, stroke, or unstable angina requiring hospitalization) in adults at increased risk for these events.
In addition, evolocumab and alirocumab are indicated to reduce LDL-C in patients with primary hypercholesterolemia, including heterozygous familial hypercholesterolemia (HeFH) and homozygous familial hypercholesterolemia (HoFH). Notwithstanding the LDL-C lowering efficacy of PCSK9 inhibitors, we believe their adoption by patients, physicians, and payors could be adversely impacted by their higher cost, substantial prior authorization processes, and their injectable route of administration.
PCSK9 inhibitors, small interfering ribonucleic acid (siRNA)
Novartis AG developed inclisiran (Leqvio®), which received FDA approval on December 22, 2021. Inclisiran is a long-acting RNA interference therapeutic agent that inhibits the synthesis of PCSK9 and is administered as an initial dose, at 3 months, and then every 6 months thereafter. The ORION-4 trial launched in October 2018 and was designed to evaluate cardiovascular outcomes in 15,000 people being treated with inclisiran or placebo and is expected to have results in the second half of 2026. In November 2021, VICTORION-2P trial was launched to evaluate major cardiovascular outcomes in 17,004 patients with established CVD treated with inclisiran or placebo and is estimated to reach completion in the fourth quarter of 2027. Novartis subsequently initiated VICTORION-1P in March 2023 to evaluate the incidence of MACE in patients 14,013 patients without a prior major cardiovascular event treated with inclisiran or placebo and is estimated to reach completion in the second quarter of 2029. Inclisiran received an updated indication in July 2025 for use as an adjunct to diet and exercise to reduce LDL-C in adults with hypercholesterolemia, including HeFH. The VICTORION-CHALLENGE evaluated the efficacy

(change in LDL-C at day 150) of inclisiran vs bempedoic acid when added to background lipid lowering therapy. The results are expected to be released later in 2026.

Other Approved LDL-C Lowering Therapies
Merck is evaluating an oral PCSK9 inhibitor, enlicitide, which has demonstrated ∼56% LDL-C reduction in Phase 3 clinical trials. New Amsterdam Pharma is evaluating a cholesteryl ester transfer protein (CETP) inhibitor, which demonstrated 33-36% placebo-corrected LDL-C reduction in clinical trials. AstraZeneca is in the early stages of evaluating Laroprovstat (AZD0780), an oral PCSK9 inhibitor. Cardiovascular outcomes trials for each of the products have been initiated.
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
During the year ended December 31, 2025, we recognized $159.6 million in net product sales of NEXLETOL and NEXLIZET and $243.6 million in collaboration revenue, primarily related to milestone payments from Ostuka, sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. During the year ended December 31, 2024, we recognized $115.7 million in net product sales of NEXLETOL and NEXLIZET and $216.6 million in collaboration revenue, primarily related to the settlement with Daiichi Sankyo Europe GmbH, or DSE, or the DSE Settlement, a milestone from Otsuka upon first Japanese New Drug Application, or JNDA, submission in the Otsuka Territory, sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. During the year ended December 31, 2023, we recognized $78.3 million in net product sales of NEXLETOL and NEXLIZET and $38.0 million in collaboration revenue, primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners.
If we fail to complete the development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet in other territories outside the U.S. and Europe (including obtaining additional potential indications) and the other approved countries, or any other product candidates we may develop, our ability to generate future revenue and our results of operations and financial position may be adversely affected.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2025, were $47.9 million, which was primarily related to clinical development costs relating to ongoing clinical studies and compensation related costs, including stock-based compensation. We expect research and development expenses to remain consistent in 2026 due to the continuation of our phase III pediatric trial and the continuing advancement of our preclinical pipeline.

Selling, General and Administrative
We established our commercialization and distribution capabilities with the commercial launch of NEXLETOL and NEXLIZET in the U.S. We announced collaboration agreements for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet with DSE in 2019, with Otsuka in 2020, and with Daiichi Sankyo Co. Ltd, or DS, in 2021.
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
Our selling, general, and administrative expense in 2026 is expected to remain consistent with 2025. As noted above, we increased our commercial organization and sales force in 2024 in anticipation of the new expanded cardiovascular outcomes label for NEXLETOL and NEXLIZET and expect our spend to stay consistent year over year. We will continue to spend on the promotional activities, marketing, and field force related to the continued launch of our expanded label in 2026.

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
On April 26, 2021, we entered into a license and collaboration agreement with DS. Pursuant to the agreement, we granted DS exclusive development and commercialization rights to bempedoic acid and the bempedoic acid / ezetimibe combination tablet in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, Macao, Cambodia and Myanmar, or the DS Territory. In October 2025, DSE notified us that it was terminating its rights under the agreement with respect to Myanmar and Cambodia. The agreement allows for potential expansion across geographies including Saudi Arabia, Kuwait, Oman, UAE, Qatar, Bahrain, Yemen, Colombia and other Latin American countries. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. On January 3, 2024, we announced that after a transition period, DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DS Territory and that we granted DS the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DS Territory.

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
On May 7, 2025, we entered into a license and distribution agreement with HLS Therapeutics Inc., or HLS, for the exclusive rights to commercialize NEXLETOL and NEXLIZET in Canada. Under the terms of the agreement, we received an upfront milestone payment and will receive near-term milestone payments along with tiered royalties on product sales. We will be responsible for supplying finished product to HLS at a profitable transfer price. HLS will be responsible for commercialization, including reimbursement and marketing.
For additional details on the DSE, Otsuka, DS, Neopharm, CSL Seqirus, and HLS agreements, see Note 3 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
As of December 31, 2025, our patent estate, including patents we own, on a worldwide basis, included approximately 12 issued United States patents and 12 pending United States patent applications and over 40 issued patents and over 80 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
Bempedoic acid is claimed in U.S. Patent No. 7,335,799 that is scheduled to expire in December 2030, which includes 711 days of patent term adjustment, and five years of patent term extension. We believe that this patent could also be the subject of an additional six month pediatric exclusivity period. We have one granted European patent that has been validated in numerous European countries including France, Germany, Great Britain, Ireland, Italy, the Netherlands, Spain, Sweden and Switzerland. We obtained five year patent term extensions via supplementary protection certificates for 24 national patents validated from the granted European patent, which extends our patent protection in those countries until 2028. In addition, we own one patent family that includes U.S. Patent Nos. 11,407,705 and 11,987,548, directed to methods of manufacturing high purity bempedoic acid; U.S. Patent Nos. 11,613,511, 12,398,087 and 12,404,227, directed to compositions of matter of high purity bempedoic acid; U.S. Patent No. 11,760,714, as well as U.S. Patent No. 12,398,087 discussed above, are directed to pharmaceutical formulations containing high purity bempedoic acid; U.S. Patent No. 11,926,584 directed to methods of lowering LDL-C using high purity bempedoic acid, and two pending U.S. patent applications directed to additional compositions of matter of high purity bempedoic acid and methods of treatment using the same, and six granted patents and 19 pending patent applications outside of the United States. U.S. Patent Nos. 11,407,705, 11,613,511, 11,760,714, 11,926,584, 11,987,548, 12,398,087 and 12,404,227 and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we own three patent families in which we are pursuing patent protection for our bempedoic acid / ezetimibe combination tablet and our proposed fixed dose combination of bempedoic acid and one or more statins. The first patent family includes U.S. Patent Nos. 10,912,751 and 11,744,816, directed to methods of treating familial hypercholesterolemia or lowering LDL-C with a bempedoic acid / ezetimibe combination tablet, which are scheduled to expire in March 2036. This family also includes one pending U.S. patent application, and 10 granted patents and 9 pending applications outside the U.S., directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. The second patent family includes one pending U.S. patent application and 13 granted patents and 22 pending applications outside the U.S., directed to pharmaceutical compositions of bempedoic acid and ezetimibe and methods of manufacturing our bempedoic acid / ezetimibe combination tablet. The third patent family includes one issued U.S. patent, U.S. Patent No. 11,116,739, one pending U.S. patent application, and 13 granted patents and 9 pending applications outside the U.S., directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using such fixed dose combinations. U.S. Patent No. 11,116,739 is scheduled to expire in March 2036. A European patent in this patent family is currently being opposed at the European Patent Office.

In addition to the patents we own, we also hold an exclusive, worldwide, fully paid-up license on any residual background intellectual property not transferred from Pfizer pursuant to our asset transfer agreement with Pfizer.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing a non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. We have obtained a patent term extension in the United States for U.S. Patent No. 7,335,799. We also have obtained five-year supplementary protection certificates for one of the granted, counterpart European patents. However, any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant shorter extensions than we request. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest effective filing date. Our issued U.S. patents relating to bempedoic acid, including patent term extensions we obtained, will expire on dates ranging from late-2030 to mid-2040. However, the actual protection afforded by a patent varies on a claim by claim basis for each applicable product, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The FDA has issued Notices of Noncompliance to responsible parties who have not timely submitted clinical trial results for posting on www.clinicaltrials.gov.

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

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended, made into permanent law pursuant to the Food and Drug Administration Safety and Innovation Act (FDASIA), an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or grant full or partial waivers.
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
In certain therapeutic areas, the FDA may grant an accelerated approval, or Subpart H, approval if the agreed regulatory path is based on a surrogate endpoint that generally requires a confirmatory clinical trial to be initiated at the time of Subpart H approval. Subpart H approval comes with many restrictions including limitations on drug promotion, scope of indication and a requirement to complete a pre-agreed confirmatory clinical trial. Following completion of the confirmatory clinical trial, based on the trial results, the FDA may issue a full approval, ask for additional studies and in rare cases initiate withdrawal proceedings to withdraw the approval and the product from market.

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

Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising and can utilize its enforcement mechanisms under its misbranding authority as well as issue untitled and warning letters for any violative advertising or promotion that FDA identifies in the marketplace. The FDA has recently increased its surveillance and enforcement activity for direct-to-consumer advertising of prescription drug products. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA. Further, drugs approved under an accelerated approval pathway or Subpart H approval may require pre-approval of all marketing and promotional materials before they are used. The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The stabilization period has ended for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. Currently, trading partners without validated interoperable tracing systems must obtain an exemption from FDA. Additionally, the requirements of the DSCSA include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number, and expiration date, in the form of a 2-dimensional data matrix barcode that can be read by humans and machines.

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

•In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs were exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

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

At the federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” Both President Trump and his administration have since proceeded to take actions or propose rules to regulate drug pricing.

On April 15, 2025, the Trump administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security, including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

President Trump may issue new executive orders or his administration may propose rules designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our products or drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. On January 5, 2024, the FDA issued to Florida the first approval for a state importation plan for drugs imported from Canada. Several states now have pending applications with the FDA for the import of drugs from Canada, including Colorado, Maine, New Hampshire, and New Mexico. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state and federal health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. In California, for example, the California Consumer Privacy Act, or CCPA, broadly defines personal information, gives California residents individual privacy rights and protections, and places stringent privacy and security obligations on business covered by the law. The California Privacy Rights Act, or CPRA, amended the CCPA and, created additional obligations with respect to processing and safeguarding personal information. The CCPA provides for civil penalties for violations and a private right of action for data breaches. Among other provisions, the CCPA requires covered "businesses" to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or sharing of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "business" regulated by the scope of the CCPA or a service provider to a regulated business.

In addition to the CCPA, numerous other states have enacted similarly comprehensive privacy legislation. Furthermore, a smaller number of states have passed or are considering laws that are specifically focused upon the protection of consumer health data, such as Washington’s My Health My Data Act. At the federal level, regulators and legislators are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China.

The effects of state and federal privacy laws may impact our business activities (including by affecting our partnerships and vendor relationships, marketing activities, clinical trial recruitment, and other activities), lead to heightened compliance costs, and result in enforcement activity, litigation, negative publicity, and other adverse consequences in the event of any actual or perceived noncompliance. All of the aforementioned evolving compliance and operational requirements may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation as well as to implement organizational changes, additional protection technologies, and train employees and engaging consultants and legal advisors. In addition, state and federal privacy legislation may require us to modify our strategies, data processing practices and policies, impact the availability of previously useful data, utilize management’s time and/or divert resources from other initiatives and projects.

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

In the event we conduct clinical trials in the EEA and UK, any collection, use, disclosure, transfer, or other processing of personal data regarding individuals in these regions is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA, and the UK General Data Protection Regulation, or UK GDPR, with respect to the UK, and collectively with the EU GDPR referred to as the “GDPR” in this report unless specified otherwise. The GDPR imposes numerous requirements on companies, including requirements relating to processing health and other sensitive data, where required obtaining consent of the individuals to whom the personal data relates, having legal bases and/or conditions for processing, providing details to those individuals regarding the processing of their personal data, implementing safeguards to protect the security and confidentiality of personal data, having data processing agreements with third parties, responding to individuals’ requests to exercise their rights, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, ensuring certain accountability measures are in place and record keeping. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our potential European activities.

European Union Drug Development
Similar to the U.S., the various phases of preclinical and clinical research in EU are subject to significant regulatory controls.
In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, or the Regulation, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022. The Regulation overhauled the previous system of approvals for clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reporting Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the applicable EU Member State, however, overall related timelines are defined by the Regulation. Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU through the CTIS.

Marketing Authorization
In the EU, medicinal products can only be commercialized after obtaining an EU marketing authorization. There are two types of marketing authorizations.
The first is the centralized marketing authorization, which is issued by the European Commission through the centralized procedure, or CP, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP of the EMA. A centralized marketing authorization is valid throughout the entire territory of the EU, and in the additional countries of the European Economic Area, or EEA (i.e., Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No. 726/2004, the CP is mandatory for specific products, including for medicinal products produced by certain biotechnological processes, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), products designated as orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of HIV or AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The CP is optional for drugs containing a new active substance not yet authorized in the EU, or for drugs that constitute a significant therapeutic, scientific, or technical innovation or which are in the interest of public health in the EU.
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

Reform of the Regulatory Framework in the EU

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted into EU law, and are not expected to become applicable before 2028.

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the EU Clinical Trials Regulation is not applicable in the UK. The MHRA, the UK medicines regulator, is now responsible for approving all medicines to be placed on the UK market (including Northern Ireland), and EU licensing processes (including the EU centralized procedure) do not apply to such medicines in the UK. A single UK-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK Only", indicating they are not for sale in the EU.

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
All new marketing authorization applications, must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
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
Manufacturing
Medicinal products may only be manufactured in the EU, or imported into the EU from another country, by the holder of a manufacturing authorization from the competent national authority. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with EU GMP standards before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with cGMP.

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
Human Capital Resources
In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Esperion a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees. As of December 31, 2025, we had 294 full-time employees. Four of our employees have Ph.D. degrees, two have M.D. degrees and seventeen have PharmD degrees. 40 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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

Pursuant to the Settlement Agreement, also on January 2, 2024, we entered into a 3rd Amendment to the License and Collaboration Agreement dated January 2, 2019 with DSE, and a 1st Amendment to the License and Collaboration Agreement dated April 26, 2021 with DS. The DSE Amendment and the DS Amendment grant each of DSE and DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in their existing respective territories of the EEA, UK, Switzerland and Turkey, or the DSE Territory, and South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, and Macao, or the DS Territory. Further, after a transition period, DSE and DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for, respectively, the DSE Territory and DS Territory. As of January 2, 2024, DSE has sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

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

Beginning in May 2024, the Company filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer: Accord Healthcare Inc.; Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with its affiliate); Dr. Reddy’s Laboratories Inc. (along with its affiliate, collectively, “Dr. Reddy’s Laboratories”); Hetero USA Inc. (along with its affiliates, collectively, “Hetero USA”); Micro Labs USA Inc. (along with its affiliate, collectively, “Micro Labs”); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited (“Renata”); and Sandoz Inc. The Company’s complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL’s and/or NEXLIZET’s Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents.

The Company subsequently reached settlement agreements with Micro Labs, Hetero USA, Accord Healthcare Inc., Dr. Reddy’s Laboratories, and Alkem Laboratories Ltd. in May 2025, June 2025, July 2025, October 2025, and February 2026, respectively. Each settlement agreement resolved the patent litigation brought by the Company against the particular ANDA Filer, each of which has agreed not to market a generic version of NEXLETOL and/or NEXLIZET, as applicable, in the United States prior to April 19, 2040, unless certain circumstances customarily included in these types of agreements occur. With the settlement with Dr. Reddy’s Laboratories in October 2025, there are no remaining challenges regarding the validity or infringement of U.S Patent No. 7,335,799 in the pending patent litigation with the remaining ANDA filers. Certain of the Company’s patents that remain subject to the pending patent litigation are scheduled to expire in March 2036, while others are scheduled to expire in June 2040.

The pending patent litigation against the remaining ANDA Filers (Aurobindo Pharma Limited (along with an affiliate); MSN Pharmaceuticals Inc. (along with an affiliate); Renata (along with an affiliate); and Sandoz Inc.) is ongoing, and there can be no assurance whether such ongoing patent litigation will allow a generic version of NEXLETOL and/or NEXLIZET, as applicable, to be marketed in the U.S. prior to April 19, 2040. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.

In January 2026, Renata notified the Company that it had filed an ANDA with the FDA seeking approval of a generic version of NEXLIZET in the United States (the “2026 Renata ANDA”). The 2026 Renata ANDA is in addition to the ANDA that Renata had previously filed with respect to NEXLETOL, for which the pending patent litigation described above is ongoing. Under the Hatch-Waxman Act, the Company had 45 days from receipt of the 2026 Renata ANDA notice letter to commence patent infringement lawsuits against Renata in a federal district court to trigger a stay precluding the FDA’s approval of the 2026 Renata ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLIZET new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In March 2026, the Company filed a patent infringement lawsuit under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against Renata. The Company’s complaint alleges that by filing the 2026 Renata ANDA, Renata has infringed NEXLIZET’s Orange Book patents included in its Paragraph IV certifications, and seeks an injunction preventing the FDA from granting final approval of the 2026 Renata ANDA before the expiration of the asserted patents, and a permanent injunction to prevent Renata from commercializing a generic version of NEXLIZET until the expiration of the asserted patents. No trial date has been set.

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
In 2025, we generated $159.6 million in net revenues from the sale of products in the U.S. Our products, NEXLETOL (bempedoic acid) tablet and NEXLIZET (bempedoic acid and ezetimibe) tablet, were approved by the FDA in February 2020. NEXLETOL became commercially available in the U.S. in March 2020 and NEXLIZET became commercially available in the U.S. in June 2020. On April 6, 2020, we announced that the EC approved NILEMDO (bempedoic acid) and NUSTENDI (bempedoic acid and ezetimibe) tablet for the treatment of hypercholesterolemia and mixed dyslipidemia. The decision is applicable to all 27 EU member states plus the UK, Iceland, Norway and Liechtenstein. NILEMDO and NUSTENDI are the branded product names for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Europe. Since 2020, Daiichi Sankyo Europe launched NILEMDO and NUSTENDI in multiple EU countries as well as the UK and, Switzerland. Daiichi Sankyo Europe also received approvals for NILEMDO and NUSTENDI in Turkey for LDL-C lowering. DS received its first regional approval for NILEMDO and NUSTENDI in Hong Kong and launched in late 2023 and received additional approvals in the DS Territory in 2024. NILEMDO and NUSTENDI are approved in Thailand, Myanmar, Macau and NILEMDO is approved in Taiwan. On March 22, 2024, we announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin, and are now the only LDL-C lowering non-statin drugs indicated for primary prevention patients. On May 22, 2024, we announced that the EC approved the label update of both NILEMDO and NUSTENDI as treatments for hypercholesterolemia and to reduce the risk of adverse cardiovascular events. Similarly, the label update for both NILEMDO and NUSTENDI as treatments for hypercholesterolemia and to reduce the risk of adverse cardiovascular events were approved in the United Kingdom on June 6, 2024. Switzerland approved similar label updates for NUSTENDI on November 15, 2024 and for NILEMDO on January 31, 2025. NILEMDO and NUSTENDI are approved to reduce cardiovascular risk in patients with or at high risk for ASCVD. On September 19, 2025, we announced that Otsuka received approval from the Japanese Ministry of Health, Labour and Welfare, or MHLW, to market bempedoic acid (NEXLETOL) in Japan for the treatment of hypercholesterolemia and familial hypercholesterolemia. On December 2, 2024, we also announced that we had filed New Drug Submissions (NDSs) to Health Canada for NEXLETOL and NEXLIZET. On November 18, 2025, we announced that HLS Therapeutics Inc, our partner in Canada, received approval from Health Canada to market NILEMDO for the reduction of LDL-Cholesterol for those at risk of cardiovascular disease. There is no assurance that the ongoing commercial launches will be successful or that the planned additional launches will occur on the timing we anticipate and generate the revenues we expect. We may encounter delays or hurdles related to our launches that affect timing.

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

We have obtained regulatory approval from the FDA, the EMA, UK MHRA, and Swissmedic for both of our leading product candidates for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. We have obtained regulatory approval from Health Authorities in Turkey, Hong Kong, Thailand, Myanmar, Macau for LDL-C lowering for both products and from Taiwan TFDA, Japan MHLW, and Health Canada for NILEMDO. However, we cannot be certain that we will be able to obtain approval from regulatory authorities in other territories we (or our partners) decide to pursue, or successfully commercialize our products and any future product candidates. Additionally, we cannot be certain that we will be able to obtain approval for either of our candidates for any other indication or obtain or approval of any future product candidates.
Bempedoic acid and the bempedoic acid / ezetimibe combination tablet may require substantial additional clinical development, testing, and regulatory approvals before we are permitted to commence their commercialization in markets outside of the U.S. and Europe and other countries where we have received approval for an LDL-C lowering or cardiovascular risk reduction indication. The clinical studies, manufacturing and marketing of our products and any future product candidates are subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical studies that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources, and may include post-marketing studies and surveillance. Of the large number of drugs in development in the U.S., only a small percentage successfully complete the approval process at the FDA, EMA or any other foreign regulatory agency, and are commercialized. Accordingly, we cannot assure you that bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other of our product candidates we may develop will be successfully developed or commercialized in any other territory.
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

Obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, or any of our future product candidates for many reasons, including, among others:
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
•the FDA, EMA or any other regulatory agency may require the development of a Risk Evaluation and Mitigation Strategy (REMS) as a condition of approval or post-approval; or
•the FDA, EMA or any other regulatory agency may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidates. Moreover, because our business is almost entirely dependent upon these products, any setback in our pursuit of initial or additional regulatory approvals would have a material adverse effect on our business and prospects.
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
While we have commercially launched our approved drugs in the U.S. and DSE, DS, and Otsuka have collectively commercially launched in multiple countries in the EU and Asia, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling bempedoic acid and the bempedoic acid / ezetimibe combination tablet in their current and planned future indications, or any future approved drugs, we will need to successfully:

•establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our drugs and any future drugs;

•obtain adequate pricing and reimbursement for bempedoic acid and the bempedoic acid / ezetimibe combination tablet and any future drugs;

•implement effective and robust promotional compliance controls. As our commercial footprint expands, our promotional and medical affairs activities are subject to scrutiny by the FDA’s Office of Prescription Drug Promotion (“OPDP”) in the U.S. and comparable authorities outside the U.S.;

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
We have scaled up our manufacturing process for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in order to meet our estimated commercial requirements. We do not currently own or operate manufacturing facilities for the production of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any future drug candidates or future approved drugs. We may rely on sole source third-party suppliers to manufacture and supply bempedoic acid, the bempedoic acid / ezetimibe combination tablet, or future drug candidates which may not be able to produce sufficient inventory to meet commercial demand in a cost-efficient, timely manner, or at all. Our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drugs. As a result, there can be no assurances that we will be able to obtain sufficient quantities of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any drug candidates that may be approved in the future, which could have a material adverse effect on our business as a whole.
Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe and other territories in Asia, and even if we receive such approval in other markets, we may still face future development, ongoing regulatory oversight and regulatory difficulties.
Even though we have received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the U.S. and Europe and other territories in Asia, and even if we receive such approval in other markets, regulatory authorities may still impose significant restrictions on bempedoic acid or the bempedoic acid / ezetimibe combination tablet’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Bempedoic acid and the bempedoic acid / ezetimibe combination tablet will also be subject to ongoing FDA requirements governing the packaging, storage, labeling, sampling, advertising and promotion of the product, recordkeeping and submission of safety updates and other post-marketing information. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

The FDA has significant post-marketing regulatory authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug product. For example, the FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans, and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug, such as the FDA has imposed and we have agreed to for NEXLETOL and NEXLIZET. Specifically, as part of our NEXLETOL and NEXLIZET approval, the FDA required both a PK/PD and Phase 3 study evaluating bempedoic acid in patients with HeFH aged 10 years to less than 18 years, a worldwide descriptive study that collects prospective and retrospective data in women exposed to NEXLETOL and NEXLIZET during pregnancy to assess the risk of pregnancy and maternal complications, adverse effects on the developing fetus and neonate, and adverse effects on the infant through the first year of life, a lactation study to analyze milk in lactating women who have received therapeutic doses of NEXLETOL and NEXLIZET, and that we complete the CLEAR Outcomes CVOT trial.
Discovery of previously unknown problems with a drug or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial, or administrative enforcement, FDA Form 483, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, debarment, restitution, disgorgement of profits or civil or criminal investigations and penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a drug's approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a REMS or the conduct of post-marketing studies to assess a newly discovered safety issue. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA's policies may change, which could delay or prevent regulatory approval of our drug candidates under development.
The EMA and other foreign regulatory authorities may impose similar requirements on bempedoic acid or the bempedoic acid / ezetimibe combination tablet as those described above with respect to the FDA.
Manufacturers of drug products and their facilities are subject to continual review and periodic unannounced inspections by the FDA and other regulatory authorities for compliance with current cGMP and other regulations. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Additionally, if we or a regulatory agency discover problems with bempedoic acid product, the bempedoic acid / ezetimibe combination tablet, or any future product candidate or future approved drugs, such as adverse events of unanticipated severity or frequency, or problems with the facility where such drug or product candidates are manufactured, a regulatory agency may impose restrictions on such drug products or product candidates, the manufacturer or us, including requiring withdrawal of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, or future approved drug, from the market or suspension of manufacturing. Further, on December 29, 2022, Congress enacted the Consolidated Appropriations Act of 2023, which included the Food and Drug Omnibus Reform Act, or FDORA. Under FDORA, sponsors of approved drugs must provide 6 months notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company's reputation.

If we, the bempedoic acid product or the bempedoic acid / ezetimibe combination tablet, or future product candidates, or the manufacturing facilities for such products fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

•issue FDA Forms 483s, warning letters or untitled letters;
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

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Under the Hatch-Waxman Act to the FDCA, a company may seek approval of generic versions of reference listed drugs through submission of ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

Beginning in May 2024, the Company filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer: Accord Healthcare Inc.; Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with its affiliate); Dr. Reddy’s Laboratories Inc. (along with its affiliate, collectively, “Dr. Reddy’s Laboratories”); Hetero USA Inc. (along with its affiliates, collectively, “Hetero USA”); Micro Labs USA Inc. (along with its affiliate, collectively, “Micro Labs”); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited (“Renata”); and Sandoz Inc. The Company’s complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL’s and/or NEXLIZET’s Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents.

The Company subsequently reached settlement agreements with Micro Labs, Hetero USA, Accord Healthcare Inc., Dr. Reddy’s Laboratories, and Alkem Laboratories Ltd. in May 2025, June 2025, July 2025, October 2025, and February 2026, respectively. Each settlement agreement resolved the patent litigation brought by the Company against the particular ANDA Filer, each of which has agreed not to market a generic version of NEXLETOL and/or NEXLIZET, as applicable, in the United States prior to April 19, 2040, unless certain circumstances customarily included in these types of agreements occur. With the settlement with Dr. Reddy’s Laboratories in October 2025, there are no remaining challenges regarding the validity or infringement of U.S Patent No. 7,335,799 in the pending patent litigation with the remaining ANDA filers. Certain of the Company’s patents that remain subject to the pending patent litigation are scheduled to expire in March 2036, while others are scheduled to expire in June 2040.

The pending patent litigation against the remaining ANDA Filers (Aurobindo Pharma Limited (along with an affiliate); MSN Pharmaceuticals Inc. (along with an affiliate); Renata (along with an affiliate); and Sandoz Inc.) is ongoing, and there can be no assurance whether such ongoing patent litigation will allow a generic version of NEXLETOL and/or NEXLIZET, as applicable, to be marketed in the U.S. prior to April 19, 2040. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.

In January 2026, Renata notified the Company that it had filed an ANDA with the FDA seeking approval of a generic version of NEXLIZET in the United States (the “2026 Renata ANDA”). The 2026 Renata ANDA is in addition to the ANDA that Renata had previously filed with respect to NEXLETOL, for which the pending patent litigation described above is ongoing. Under the Hatch-Waxman Act, the Company had 45 days from receipt of the 2026 Renata ANDA notice letter to commence patent infringement lawsuits against Renata in a federal district court to trigger a stay precluding the FDA’s approval of the 2026 Renata ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLIZET new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In March 2026, the Company filed a patent infringement lawsuit under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against Renata. The Company’s complaint alleges that by filing the 2026 Renata ANDA, Renata has infringed NEXLIZET’s Orange Book patents included in its Paragraph IV certifications, and seeks an injunction preventing the FDA from granting final approval of the 2026 Renata ANDA before the expiration of the asserted patents, and a permanent injunction to prevent Renata from commercializing a generic version of NEXLIZET until the expiration of the asserted patents. No trial date has been set.

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

We expect that changes and challenges to the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for our products and any future approved product. Recent CMS proposals, including the GLOBE, GUARD, and GENEROUS, could materially impact the Company’s revenue.

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

We participate in the MDRP, the 340B drug pricing program, and the VA’s FSS pricing program. Under the MDRP, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP. These data include the AMP and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results. See the section entitled “Business – Coverage, Reimbursement and Healthcare Reform.”

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

The U.K. GDPR, the U.K. Data Protection Act 2018 and the Data (Use and Access) Act 2025 set out the U.K.'s data protection regime, which is independent from but, currently, aligned to the EU's data protection regime. The EC has adopted an adequacy decision in respect of transfers of personal data to the U.K. which has recently been extended for a six year period to December 27, 2031. Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected.

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

In the United States, state privacy laws may also have an impact on our business; for example, California enacted the CCPA, which created broad individual privacy rights for California consumers (as defined in the law) and placed stringent privacy and security obligations on business covered by the law. This law, which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, required covered companies to provide detailed disclosures to consumers about such companies' data collection, use and sharing practices, allowed such consumers to opt-out of certain sales or sharing of their personal information. The CCPA also provided for civil penalties for violations and a private right of action for certain data breaches involving personal information, which is expected to increase the likelihood of, and risks associated with, data breach litigation. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, other personal information that we handle could be subject to CCPA.

As of January 1, 2023, amendments to the CCPA introduced by the CPRA imposed additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to certain sensitive personal information. The amendments introduced by the CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA are significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. The effects of state privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there have been discussions in the U.S. Congress of a new comprehensive federal data privacy law to which we could become subject, if such laws are enacted.

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s Bulk Data Rule, which went into effect April 8, 2025, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business, including cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. In addition, AI technologies, including generative AI tools, may create content, analyses or recommendations without human intervention that take or suggest actions based on incomplete or inaccurate data, “hallucinatory” inferences, or flawed training inputs or contain copyrighted or other protected material, and if our customers or others use this flawed or protected content or materials to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU's Artificial Intelligence Act, or AI Act which has entered into force on August 1, 2024 and, with some exceptions, becomes effective 24 months thereafter (most provisions of which will become effective on August 2, 2026). This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, in the U.S., the regulatory environment is complex and uncertain. President Trump's Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025, tasks the U.S. Department of Justice with reviewing state laws regulating AI, and instructs the Department of Commerce to develop a national AI strategy. At the same time, several states, including Colorado and California, passed laws that regulate various facets of AI, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of AI-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. In addition, there continues to be uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by these laws or regulation, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. Further, any third-party AI technologies leveraged in our products and services may not be available on commercially reasonable terms or at all and any loss of rights to use such technologies may significantly increase our expenses or otherwise disrupt or delay the provisioning of our products and services to customers.

Additionally, the hardware, software, data and cloud computing platforms that we rely on, including, for example, the large language models leveraged in our AI systems, may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services, and no assurance can be provided that such equivalent technology would be developed or obtained in a timely manner or at all. Moreover, as a result of the increasing use and deployment of AI technologies, infrastructure capacity requirements, including network capacity and, computing power and energy requirements, may increase which could lead to an increase in serve interruptions we experience.

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
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as bempedoic acid or the bempedoic acid / ezetimibe combination tablet. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For instance, we received marketing approval for bempedoic acid and the bempedoic acid / ezetimibe combination tablet for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. Physicians may in their practice prescribe bempedoic acid and the bempedoic acid / ezetimibe combination tablet to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to public advisory or enforcement letters, reputational damage, and significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion under both the Federal Anti-kickback Statute and False Claims Act and has enjoined several companies from engaging in off-label promotion. Further, FDA's OPDP actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading, or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct is changed or curtailed. OPDP has increased efforts to monitor promotional activities, particularly those directed to consumer and patient audiences. If we cannot successfully manage the promotion of bempedoic acid and the bempedoic acid / ezetimibe combination tablet across various promotional media and outreach activities to ensure it remains consistent with its approved labeling, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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
•pricing and cost effectiveness;
•the effectiveness of our, in Europe, DSE’s, in certain Asian territories, DS's, and in Japan, Otsuka's, sales and marketing strategies, as well as the effectiveness of any other of our collaborators or future collaborators;
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

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3, including the sales agreement prospectus contained therein, filed on April 18, 2025. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Given the volatility in the capital markets, we may not be willing or able to continue to raise equity capital through the 2023 ATM Program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

•develop or enhance our business infrastructure; and

•respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us, or at all. For instance, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our equity or debt securities or such sales may be on unfavorable terms. Similarly, adverse market or macroeconomic conditions or market volatility resulting from national or global economic developments, geopolitical developments, high inflation, rising interest rates, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions, future public health epidemics or other factors, could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms, or at all. In order to raise additional capital, we may seek a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

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
Despite the implementation of security measures, our internal computer and information technology systems and infrastructure and those of our third-party CROs, vendors, and other contractors and consultants upon which our business relies are vulnerable to breakdown or damage or interruption from, among other things, natural disasters, terrorism, war, telecommunication and electrical failures, and sophisticated cyber-attacks, including the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks). While we have not experienced any such material system failure, accident, cybersecurity incidents or data breaches to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical study data for bempedoic acid or the bempedoic acid / ezetimibe combination tablet could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and will rely on third parties to conduct future clinical trials, and similar events relating to their computer systems and infrastructure could also have similar consequences to our business. To the extent that any disruption or cybersecurity compromise, incident or breach results in a loss of or damage to, unauthorized access of, or misuse of our data, systems, infrastructure or applications or other data or applications relating to our technology or our products and product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities (including in connection with or resulting from litigation or governmental investigations and enforcement actions) and the further development of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, the commercialization of our products could be impacted and our business could be otherwise adversely affected. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks, or physical facilities in which data is stored or through which data is transmitted, of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. These attacks and activity are also being facilitated or enhanced by evolving technologies, including AI. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies in the industry, we, and our third-party vendors, have experienced threats and cybersecurity incidents relating to our information technology infrastructure, data and systems. The number and complexity of these threats continue to increase over time. If a material cybersecurity incident or breach of our information technology systems and infrastructure or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks, including costs to deploy additional personnel and protection technologies, train employees, notify impacted individuals and engage third-party experts and consultants, which could materially and adversely affect our business, financial condition and results of operations. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. If we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems and infrastructure or those of our third-party contractors, or our consultants, will be sufficient to protect us against breakdowns, service disruption, data deterioration, loss, theft or corruption of data in the event of a cybersecurity incident or data breach. Should we experience a cybersecurity incident, data breach, industrial espionage attacks or insider threat attack it could result in financial, legal, business or reputational harm which could negatively impact our relationship with our customers, partners, vendors and other third parties. Further, a cybersecurity incident or data breach may result in fines and penalties resulting from claims against us by private parties and/or governmental agencies.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBBA Act was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits could adversely affect our business. For example, under the OBBBA Act, there were modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation, among others. Additionally, state taxing authorities may independently develop their own positions or enact legislation in response to federal income tax changes, which could further affect our tax obligations and financial results. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock. We continue to examine the impact this tax reform legislation may have on our business.

Our ability to use our net operating loss carryforwards may be subject to limitation.

At December 31, 2025, we had United States federal net operating loss carryforwards of approximately $807.4 million and state net operating loss carryforwards of approximately $667.2 million. Our ability to utilize these net operating losses to offset future tax liabilities depends on the successful development of our product candidates and future financial performance. Additionally, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under section 382 of the Code and comparable state tax laws in those years. Some of the United States federal and state net operating loss and credit carryforwards are subject to annual limitations due to ownership changes. The annual limitation may result in the expiration of net operating losses or credit carryforwards before utilization. As of result of stock transactions, we expect the Company experienced an ownership change in 2013, 2017, 2021, 2023 and 2024. We may also experience ownership changes in the future as a result of future transactions in our stock, whereby our ability to utilize net operating losses or tax credits could be further limited by Sections 382 and 383 of the Code. For the year ended December 31, 2025, we are not expecting to be impacted by IRC Section 382 limitations, as we have experienced a federal net operating loss.

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

Risks Related to Corstasis Acquisition
We may fail to complete the acquisition of Corstasis or realize the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.

We cannot predict whether and when the conditions to the acquisition will be satisfied. If one or more of the conditions is not satisfied, and as a result, we do not complete the acquisition, we would remain liable for transaction costs, and the focus of our management would have been diverted, in each case without realizing any benefits of the acquisition. Certain costs associated with the acquisition have already been incurred or may be payable even if the acquisition is not consummated. Any disruptions to our business resulting from the announcement and pendency of the acquisition, including any potential adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the acquisition. Regardless of whether the acquisition closes, there can be no assurance that we will realize the full anticipated benefits relating to the acquisition or that these benefits will be realized within the expected time frames or at all. Our ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to continue to integrate Corstasis within our business, continue to commercialize Enbumyst, and to realize anticipated growth opportunities and synergies.

Should the acquisition close, we will become responsible for Corstasis’ liabilities and obligations, including with respect to legal, financial, regulatory and compliance matters, including certain post-approval regulatory requirements with respect to Enbumyst and obligations under supply, manufacturing and other material agreements. These obligations will result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction. Also, due to the acquisition and the associated integration-related work, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.

Further, it is possible that there may be unknown, contingent or other liabilities or problems that may arise in the future as a result of the acquisition, the existence and/or magnitude of which we were previously unaware. Any such liabilities or problems could adversely impact our business and operations.

We may have difficulty integrating the operations of any companies we acquire, which could cause actual results to differ materially and adversely from what we anticipated.

The integration of Corstasis, and any businesses we may acquire in the future, into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties may include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. Moreover, any acquired business may fail to generate the revenues or net income we expected or produce the efficiencies or cost-savings we anticipated, if any. If we cannot successfully integrate Corstasis’ or any other acquired company’s internal control over financial reporting, the reliability of our financial statements may be impaired and we may not be able to meet our reporting obligations under applicable law. Any such impairment or failure could cause investor confidence and, in turn, the market price of our common stock, to be materially adversely affected. Further, the acquisition of Corstasis or any other acquired business may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including up-front, milestone and royalty payments, equity investments and financial support of new research and development candidates including increase of personnel, all of which may be substantial. Any of these outcomes could adversely impact our business and operations.

Even if we are able to integrate Corstasis or any other acquired businesses successfully, we may not realize the full benefits anticipated when selecting our acquisition candidates and cannot be sure that these benefits will be achieved within a reasonable period of time, if at all. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. Further, acquired businesses may have liabilities or other adverse issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition, should they be significant, could adversely impact our business and operations.

Risks Related to Clinical Development, Regulatory Review, and Approval of Our Drugs and Future Drug Candidates
Failures or delays in the completion of any of our future clinical trials could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
In December 2022, we announced completion of the CLEAR Outcomes CVOT and in November 2025 announced the presentation of two post hoc analyses from CLEAR Outcomes CVOT. In the future, we or our partners may conduct additional clinical studies of bempedoic acid product, the bempedoic acid / ezetimibe combination tablet, or clinical studies of additional product candidates we may develop. The conduct and completion of any of our future clinical studies can be delayed or prevented for a number of reasons, including, among others:

•the FDA, EMA or any other regulatory authority may not agree to the study design or overall program;
•the FDA, competent authorities in the EU or any other regulatory authority may place a clinical study on hold;
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
•inspection of the clinical study operations or study sites by the FDA, competent authorities in the EU or any other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;
•unforeseen safety issues;
•changes in government regulations or administrative actions;
•problems with clinical supply materials; and
•lack of adequate funding to continue the clinical study.
Positive results from completed Phase 1, Phase 2 and Phase 3 clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our CLEAR Outcomes CVOT of bempedoic acid are not necessarily predictive of the results of our future clinical studies, nor do they guarantee approval of bempedoic acid product and the bempedoic acid / ezetimibe combination tablet by the FDA, EMA or any other regulatory agency for additional indications, or approval for any future product candidates.
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
Clinical trials by their nature utilize a sample of the potential patient population. Rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate over a significant period of time. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such products (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may suspend, withdraw or limit their approval of such products;
•regulatory authorities may require the addition or modification of labeling statements, such as a “boxed” warning or a contraindication, or the issuance of additional “Dear Doctor Letters” or similar communications to healthcare professionals;
•we may be required to change the way such products are distributed or administered, conduct post-marketing surveillance, conduct additional clinical trials or change the labeling of the products;
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
We may fail to obtain orphan drug status for our planned or future product candidates.
We may seek orphan drug status from the FDA for our planned product candidate, ESP-2001, a next-generation ACLY inhibitor, or future product candidates to the extent such product candidates are eligible for orphan drug status under the Orphan Drug Act of 1983. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a product intended to treat a “rare disease or condition,” which is generally defined as any disease or condition which affects less than 200,000 individuals in the United States. The FDA may also designate a product as an orphan drug if it is intended to treat a disease or condition which affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product candidate. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for such indication for that time period. The applicable period is seven years in the United States. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. While there is no guarantee, FDA orphan drug designation may provide a range of benefits, including a potential fast track process for clinical regulatory approval, potential tax credits for qualified clinical trials and an exemption from FDA application user fees.
Even if we obtain orphan drug exclusivity for a product in the United States, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition, and the same drug could be approved for a different condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug, made by a competitor, for the same condition if the FDA concludes that the competitive product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Failure to obtain an orphan drug designation for our product candidates may have a material adverse effect on our business, results of operations and financial condition.

We may fail to obtain Fast Track designation from the FDA for our current or future product candidates. Even if granted for any of our planned or future product candidates, such expedited programs may not lead to a faster development, regulatory review or approval process, and such designations do not increase the likelihood that any of our product candidates will receive marketing approval in the U.S.

We may also seek Fast Track designation for our planned product candidate, ESP-2001, a next-generation ACLY inhibitor, or future product candidates to the extent such product candidates are eligible for Fast Track designation. We may seek Fast Track designation for future product candidates or priority review of applications for approval of our future product candidates for certain indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for the FDA Fast Track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them.

The sponsor of a product candidate with Fast Track designation has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. Such product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. Even if we do receive Fast Track designation or priority review for any other product candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation for any product candidate to be so designated if it believes that the designation is no longer supported by the applicable data from the clinical development program.

We may develop certain of our product candidates as combination therapies. Developing combination treatments increases complexity and risk, including risks of drug-drug interactions, unforeseen side effects or failures in our clinical trials that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

We may explore potential combinations therapies, either by ourselves or potentially in collaboration with other companies. The use of our product candidates in combination with each other and/or in patients already receiving other companies’ treatments may subject us to risks that we would not face if our product candidates were being developed to be administered as monotherapies.

For example, either the combination of our product candidates with each other, or when used in patients already receiving other companies’ products or product candidates, may result in unexpected adverse side effects or toxicities that the product candidates or other therapy do not produce when used alone. In addition, the product candidates may interact with each other, or with other companies’ products that patients receiving our product candidates may also be receiving, in undesirable ways that could negatively impact the efficacy of our product candidates, or of the other companies’ products or product candidates. Testing product candidates in patients already receiving other treatments may increase the risk of significant adverse effects or failed clinical trials. The timing, outcome and cost of the potential adverse effects of developing products to be used in patients already receiving other therapies is difficult to predict and dependent on a number of factors that are outside our reasonable control.

In addition, to the extent we choose to develop and commercialize a product candidate for use in patients receiving an already approved therapy, any safety, efficacy, regulatory, manufacturing or supply issues that could arise with respect to the approved therapy could have an adverse impact on us. Prescribing information for the approved therapy, such as risk information like a boxed warning, or limitations of use, could negatively impact our ability to develop and commercialize a product as an add-on or as further supportive care to the approved therapy. If the approved therapy is replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. Further, the FDA or comparable regulatory authorities could revoke approval of a therapy patients in our clinical trials are receiving. The occurrence of any of these risks could result in an add-on product candidate being developed as further supportive care, if successfully developed and approved, being removed from the market or being less successful commercially. If the FDA or comparable foreign regulatory authorities revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with respect to, therapies we choose to evaluate in conjunction with or as background or standard of care therapy for any of our product candidates, we may be unable to obtain regulatory approval of or to commercialize such product candidates in combination with these therapies. If we experience safety, tolerability or toxicity issues in any of our ongoing or planned clinical trials that allow patients to remain on other therapies, or if the efficacy data from these trials of our candidates administered to patients on other therapies are not favorable, our clinical development plans could be materially negatively affected or delayed, or we may not receive regulatory approval for our product candidates, which would materially harm our business and likely cause the market price of our common stock to decline.

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

The ability of the FDA and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the FDA’s or other comparable regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, the availability of personnel and other resources, statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. The FDA is currently funded through September 30, 2026.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA, the SEC and other agencies may also slow the time necessary for product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Specifically, from October 1, 2025 to November 12, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. In addition, the U.S. government has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs again in the future, such as the one that occurred in October 2025, or if funding shortages or staffing limitations hinder or prevent the FDA, the SEC or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly affect the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns and/or other substantial disruptions at other government agencies, such as the SEC, may also impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations or delay the review or effectiveness of required regulatory or securities filings. Similar developments at regulators in other countries (including the EMA) could have similar impacts on our applications for marketing approval and on our business.

In addition, changes in the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products, including applicable pricing and reimbursement frameworks under federal healthcare programs, could affect the commercial viability of our products, create revenue uncertainty, and impact our ability to achieve profitability. Regulatory challenges may introduce new challenges in obtaining FDA approval or navigating commercialization, and any delay in securing applicable regulatory approvals would adversely affect our business and prospects.

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

Risks Related to Our Financial Position, Capital Needs and Ownership of Our Stock

Risks Related to Our Financial Position

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the immediate future.
Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We were incorporated in January 2008. Our operations to date have included organizing and staffing our company, conducting research and development activities for bempedoic acid and the bempedoic acid / ezetimibe combination tablet, as well as commercializing these products. Since the launch of our products, we have generated $462.5 million in net revenue from product sales in the U.S. We have obtained regulatory approval for both products from the FDA in the U.S., the EC in the EU and Swissmedic in Switzerland as well as from regulatory authorities in several Asian territories. As such, we are subject to all the risks incident to the development, regulatory approval and commercialization of new pharmaceutical products and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Since our inception, we have focused substantially all of our efforts and financial resources on developing bempedoic acid. We have funded our operations to date primarily through proceeds from sales of preferred stock, public offerings of common stock and warrants, convertible promissory notes and warrants, the incurrence of indebtedness, milestone payments from collaboration agreements, revenue interest purchase agreements and royalty sale agreements, and we have incurred losses in each year since our inception. Our net losses were $22.7 million, $51.7 million, and $209.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1.6 billion. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from selling, general and administrative costs associated with our operations. We will continue to manage our spending for clinical trials, marketing approvals, and commercialization, and we may attempt to secure additional cash resources or reduce spend in certain areas as needed to continue commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or other product candidates.
Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect to incur operating losses for the immediate future related to our commercialization of NEXLETOL and NEXLIZET and pursing other research and development expenses, as well as other related personnel and activities. Our research and development expenses are expected to remain consistent in 2026 due to the continuation of our pediatric phase III trial and ongoing preclinical pipeline work. We expect to continue to incur research and development expenses as they relate to any other early-stage development programs or additional indications we choose to pursue. We expect our selling, general and administrative expenses for 2026 to be consistent with 2025 as we continue marketing and promotional activities due to the expanded cardiovascular outcomes indication received in March 2024 for NEXLETOL and NEXLIZET. Even though bempedoic acid and the bempedoic acid / ezetimibe combination tablet are approved in the U.S., Europe and several Asian territories for commercial sale, and despite expending these costs, bempedoic acid or the bempedoic acid / ezetimibe combination tablet may not be commercially successful drugs. As a public company, we have incurred and will continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses for the immediate future. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Interest payments under the Credit Agreement will increase our cash outflows. The Loan bears interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At our option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. As we elected to have interest on the loan paid-in-kind for the quarter ended June 30, 2025 and for the quarter ended September 30, 2025, $9.1 million was added to the principal balance of the Loan. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.5%, with the outstanding balance to be repaid on the maturity date. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. There is no assurance that if we are required to secure funding we can do so on terms acceptable to us, or at all. Failure to pay certain amounts when due would result in a default under the Credit Agreement and result in foreclosure on certain of our assets which would have a material adverse effect.
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
In December, 2024, we entered into privately negotiated exchange and subscription agreements, or the Agreements, with certain holders of our outstanding 2025 Notes. Pursuant to the Agreements, we issued $100.0 million aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due 2030, or the 2030 Notes, consisting of (a) approximately $57.5 million principal amount of 2030 Notes, along with approximately $153.4 million in cash, including accrued interest, issued in exchange for approximately $210.1 million principal amount of the 2025 Notes, or the Exchange Transaction, and (b) approximately $42.5 million principal amount of 2030 Notes for cash. In November 2025, the Company repaid the 2025 notes in full for $54.9 million. As of December 31, 2025, $100.0 million aggregate principal amount of our 2030 Notes remain outstanding.

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

The Loan bears interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At the Company’s option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. As we elected to have interest on the loan paid-in-kind for the quarter ended June 30, 2025 and for the quarter ended September 30, 2025, $9.1 million was added to the principal balance of the Loan. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.50%, with the outstanding balance to be repaid on December 13, 2029, which is the fifth anniversary of the closing date; provided that, such amortization may be adjusted pursuant to the terms of the Credit Agreement. The Company may, at its option, prepay the Loan in whole or in part at any time, subject to concurrent payment of certain fees and, if prepaid (a) within the first two years after closing, a make-whole premium plus 3%, (b) after the second anniversary of closing and on or prior to the third anniversary, a prepayment premium of 3% and (c) after the third anniversary of closing and on or prior to the fourth anniversary, a prepayment premium of 1%.

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
At December 31, 2025, our executive officers, directors, combined with our stockholders who own more than 5% of our outstanding capital stock, and entities affiliated with certain of our directors beneficially owned approximately 15% of our outstanding voting common stock. These stockholders have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
As of December 31, 2025, our patent estate, including patents we own, on a worldwide basis, included approximately 12 issued United States patents and 12 pending United States patent applications and over 40 issued patents and over 80 pending patent applications in other foreign jurisdictions. Of our worldwide patent estate, only a subset of our patents and pending patent applications relates to our bempedoic acid program.
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

In addition, we own one patent family that includes U.S. Patent Nos. 11,407,705 and 11,987,548, directed to methods of manufacturing high purity bempedoic acid; U.S. Patent Nos. 11,613,511, 12,398,087 and 12,404,227, directed to compositions of matter of high purity bempedoic acid; U.S. Patent No. 11,760,714, as well as U.S. Patent No. 12,398,087 discussed above, are directed to pharmaceutical formulations containing high purity bempedoic acid; U.S. Patent No. 11,926,584 directed to methods of lowering LDL-C using high purity bempedoic acid and two pending U.S. patent applications directed to additional compositions of matter of high purity bempedoic acid and methods of treatment using the same; and six granted patents and 19 pending patent applications outside of the United States. U.S. Patent Nos. 11,407,705, 11,613,511, 11,760,714, 11,926,584, 11,987,548, 12,398,087 and 12,404,227 and the other patent family members, if issued, are scheduled to expire in June 2040.

In addition, we own three patent families in which we are pursuing patent protection for our bempedoic acid / ezetimibe combination tablet and our proposed fixed dose combination of bempedoic acid and one or more statins. The first patent family includes U.S. Patent Nos. 10,912,751 and 11,744,816, directed to methods of treating familial hypercholesterolemia or lowering LDL-C with a bempedoic acid / ezetimibe combination tablet which are scheduled to expire in March 2036. This family also includes one pending U.S. patent application, and 10 granted patents and 9 pending applications outside the U.S., directed to methods of treatment using the bempedoic acid / ezetimibe combination tablet. The second patent family includes one pending U.S. patent application, and 13 granted patents and 22 pending applications outside the U.S., directed to pharmaceutical compositions of bempedoic acid and ezetimibe and methods of manufacturing our bempedoic acid / ezetimibe combination tablet. The third patent family includes one issued U.S. patent, U.S. Patent No. 11,116,739, one pending U.S. patent application, and 13 granted patents and 9 pending applications outside the U.S., directed to fixed dose combinations of bempedoic acid and one or more statins and/or methods of using such fixed dose combinations. U.S. Patent No. 11,116,739 is scheduled to expire in March 2036. A European patent in this patent family is currently being opposed at the European Patent Office.

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
Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We have obtained a five-year patent term extension in the United States for U.S. Patent No. 7,335,799 and have obtained five-year supplementary protection certificates for one of the granted, counterpart European patents. In the United States, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the normal expiration of the patent, but the total patent term including the restoration period must not exceed 14 years following FDA approval. However, any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant shorter extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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
Furthermore, in March, April, June and August 2024, we received notices from nine pharmaceutical companies, six of which filed exclusively with respect to NEXLETOL and four of which filed with respect to NEXLETOL and NEXLIZET, that each company had filed an ANDA, with the FDA seeking approval of a generic version of NEXLETOL and/or NEXLIZET, as applicable. In January 2026, we received an additional notice from one of the pharmaceutical companies with respect to NEXLIZET. The ANDAs each contained Paragraph IV certifications alleging that certain of our Orange Book listed patents covering NEXLETOL or NEXLIZET, as applicable, are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. It is possible that one or more additional companies may file with the FDA an ANDA for a generic version of, or an 505(b)(2) NDA that references, one or both of bempedoic acid or bempedoic acid / ezetimibe combination tablet, in which the competitor would claim that our patents are invalid or not infringed. Competition that our approved products could face from an approved generic and other versions of our approved products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing bempedoic acid or bempedoic acid / ezetimibe combination tablet. For further details, please see our risk factor entitled “If the FDA, EMA or other comparable foreign regulatory authorities approve generic or other versions of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, the sales of our approved products could be adversely affected.”

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•any of our patents, or any of our pending patent applications, if issued, will include claims having a scope and patent term sufficient to protect bempedoic acid or the bempedoic acid / ezetimibe combination tablet;
•any of our pending patent applications will result in issued patents;
•we will be able to successfully commercialize bempedoic acid or our bempedoic acid / ezetimibe combination tablet in all of the jurisdictions we intend to pursue before our relevant patents expire;
•we were the first to make the inventions covered by each of our patents and pending patent applications;

•we were the first to file patent applications for these inventions;
•others will not develop similar or alternative technologies that do not infringe our patents;
•any of our patents will be held valid and enforceable;
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
The United States has enacted the America Invents Act of 2011, which resulted in significant changes to the U.S. patent system. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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
In January 2019, we entered into a license and collaboration agreement with DSE, pursuant to which DSE will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in the DSE Territory. In April 2020, we entered into a license and collaboration agreement with Otsuka, pursuant to which Otsuka will be responsible for the commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet in Japan. Otsuka will be responsible for all development and regulatory activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan. In April 2021, we entered into a license and collaboration agreement with DS, pursuant to which DS will be responsible for the commercialization of bempedoic acid and the bempedoic acid /

ezetimibe combination in South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, and Macao, or the DS Territory. Except for certain development activities in South Korea and Taiwan, DS will be responsible for development and commercialization in these territories. We have entered and may also enter into similar arrangements with other partners or collaborators to commercialize bempedoic acid and the bempedoic acid / ezetimibe combination tablet, outside of the United States, Europe, Japan, or the DS Territory, or to further commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet in the broader cholesterol modifying market in the United States. If DSE, Otsuka, DS or any of our current or future collaborative partners does not devote sufficient time and resources to the collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if DSE, Otsuka or DS or any such current or future collaboration partner were to breach or terminate its arrangements with us, the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet on our own in such locations.

Pursuant to the collaboration arrangement with DSE, we will receive significant commercial and regulatory milestone payments, as well as tiered fifteen percent (15%) to twenty-five percent (25%) royalties on certain net DSE Territory sales. Pursuant to the collaboration arrangement with Otsuka, we will receive significant commercial and regulatory milestone payments, as well as tiered twelve percent (12%) to thirty-three percent (33%) royalties on certain net sales in Japan. Pursuant to the collaboration agreement with DS, we will receive significant commercial milestone payments, as well as tiered royalties ranging from five percent (5%) to twenty percent (20%) on net sales in the DS Territory. Similar to these collaboration arrangements, much of the potential revenue from future collaborations may consist of contingent payments, such as payments for achieving regulatory milestones or royalties payable on sales of drugs. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborators’ ability to successfully introduce, market and sell new products, and on our (or our partners') ability to obtain the relevant regulatory approvals. In addition, collaborators may decide to enter into arrangements with third parties to commercialize products developed under collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. DSE, Otsuka, DS and our current and future collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:
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
Foreign CROs may be subject to U.S. legislation or investigations, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. For example, in December 2025, the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated “biotechnology companies of concern,” and from expending certain federal loan or grant funds for such equipment or services. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or the enactment of the BIOSECURE Act or if a similar law were to be enacted. Problems with the timeliness or quality of the work of any CRO may lead us to seek to terminate our relationship with any such CRO and use an alternative service provider. Making this change may be costly and may delay our clinical studies, and contractual restrictions may make such a change difficult or impossible to effect. If we must replace any CRO that is conducting our clinical studies, our clinical studies may have to be suspended until we find another CRO that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the commercialization of bempedoic acid or the bempedoic acid / ezetimibe combination tablet or may cause us to incur significant expenses to replicate data that may be lost. Although we do not believe that any CRO on which we may rely will offer services that are not available elsewhere, it may be difficult to find a replacement organization that can conduct our clinical studies in an acceptable manner and at an acceptable cost. Any delay in or inability to complete our clinical studies could significantly compromise our ability to secure regulatory approval of bempedoic acid or the bempedoic acid / ezetimibe combination tablet for additional indications we may seek and preclude our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet, thereby limiting or preventing our ability to generate revenue from its sales.

We rely completely on third-party suppliers to manufacture our clinical drug supplies for bempedoic acid and the bempedoic acid / ezetimibe combination tablet and expect to continue to rely on third parties to produce commercial supplies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and preclinical, clinical and commercial supplies of any future product candidate.
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

Under the CARES Act, we must have in place a risk management plan (RMP) that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or API is manufactured. The RMP will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

General Risk Factors
The trading price of our common stock is likely to be volatile, which could result in substantial losses for purchasers of our common stock.

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.

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

•market conditions in the pharmaceutical and biotechnology sectors;

•general economic, geopolitical, industry and market conditions; and

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

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC that generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment, as well as an opinion from our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting. During the 2023 and 2022 year end audit, due to a change in filing status our independent registered public accounting firm was not required and did not issue a report on the effectiveness of our internal controls over financial reporting. Management assessed our internal controls over financial reporting, including by using a third-party firm, and determined that their internal controls were effective as of December 31, 2024 and 2023. For the year end December 31, 2025, management concluded that our internal controls over financial reporting were not effective due to the material weakness identified as described below. Our independent registered public accounting firm did issue a report on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2025, which is included in Item 9A "Controls and Procedures" on this Annual Report on 10-K.

During the course of our review and testing, we have previously identified, and may in the future identify deficiencies in our internal control over financial reporting, including material weaknesses, and we may be unable to remediate them in a timely manner. For example, as previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and as described further below and in Item 9A “Controls and Procedures” on this Annual Report on 10-K, we identified a material weakness in our internal control over financial reporting. Any material weakness could result in our inability to detect errors on a timely basis, which could cause our financial statements to be materially misstated. As a result, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we depend on contract manufacturing organizations, CROs and other third-party vendors, as applicable, to provide timely and accurate financial information to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Capital Market or other adverse consequences that would materially harm our business.

We have previously identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2025, due to the material weakness identified in our internal control over financial reporting, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A “Controls and Procedures” on this Annual Report on 10-K, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our management discovered that certain information related to our inventory and cost of sales balances was inaccurately reported in our earnings release for the quarter ended June 30, 2025, originally issued and furnished with our Current Report on Form 8-K filed on August 5, 2025. Following discovery of such errors, we filed a Current Report on Form 8-K/A that furnished a corrected version of the earnings release on August 11, 2025. As a result of the foregoing, our principal executive officer and principal financial officer concluded that a material weakness in our internal control over financial reporting existed related to the accounting for inventory held at a certain third-party contract manufacturing organization, and have further concluded that such material weakness had not been remediated as of December 31, 2025.

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

Adverse market or macroeconomic conditions or market volatility resulting from geopolitical events, national or global economic developments, political unrest, high inflation, rising interest rates, new or increased tariffs and retaliatory tariffs, changes in international trade relationships and military conflicts, changes in or disruptions of U.S. governmental agencies, whether from a U.S. federal government shutdown or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, in early 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. While certain tariffs have subsequently been suspended, modified or temporarily reduced, and a ruling by the U.S. Supreme Court in February 2026 invalidated a significant portion of tariffs previously imposed by the U.S. government under emergency statutory authority, the Trump administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. In addition, the Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. The extent, scope and duration of any tariffs, the uncertainty surrounding their implementation and timing, and the resulting impact on general economic conditions and on our business remain uncertain and will depend on a number of factors, including negotiations between the U.S. and other countries, the responses of such countries, any exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply for materials or other items that we or the third parties with whom we work may import from affected countries. We cannot predict the actions that may ultimately be taken with respect to trade relations between the U.S. and China or other countries, which products or services may be subject to such actions, or what retaliatory measures may be taken by affected countries. If new tariffs, export controls, legislation or regulations are implemented, if existing trade agreements are renegotiated, if retaliatory trade measures are imposed by the U.S. or other governments, or if our interactions with parties affected by such measures become more costly, restricted or unavailable, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

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

Although, to date, our business has not been materially impacted by these macroeconomic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, the implementation of the recently enacted BIOSECURE Act has the potential to severely restrict the ability of companies, including us, to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects. In addition, any delay in or inability to complete our clinical studies could significantly compromise our ability to secure regulatory approval of bempedoic acid or the bempedoic acid / ezetimibe combination tablet for additional indications we may seek and preclude our ability to commercialize bempedoic acid or the bempedoic acid / ezetimibe combination tablet, thereby limiting or preventing our ability to generate revenue from its sales. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current macroeconomic and geopolitical climate and financial market conditions could adversely impact our business.

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

Governance Related to Cybersecurity Risks
Our cybersecurity program and related operations and processes are directed by our Executive Director of Information Technology, whom we refer to as the IT Director. Currently, the IT Director role is held by an individual who has over 17 years of cybersecurity, information technology, and systems engineering experience. The IT Director reports to our management – currently the Chief Business Officer.
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
Pursuant to the Settlement Agreement, also on January 2, 2024, we entered into a 3rd Amendment to the License and Collaboration Agreement dated January 2, 2019 with DSE, and a 1st Amendment to the License and Collaboration Agreement dated April 26, 2021 with DS. The DSE Amendment and the DS Amendment grant each of DSE and DS exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in their existing respective territories of the European Economic Area, UK, Switzerland and Turkey, or the DSE Territory, and South Korea, Taiwan, Hong Kong, Thailand, Vietnam, Brazil, and Macao, or the DS Territory. Further, after a transition period, DSE and DS will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for, respectively, the DSE Territory and DS Territory. As of January 2, 2024, DSE has sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI.

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
Beginning in May 2024, the Company filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer: Accord Healthcare Inc.; Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with its affiliate); Dr. Reddy’s Laboratories Inc. (along with its affiliate, collectively, “Dr. Reddy’s Laboratories”); Hetero USA Inc. (along with its affiliates, collectively, “Hetero USA”); Micro Labs USA Inc. (along with its affiliate, collectively, “Micro Labs”); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited (“Renata”); and Sandoz Inc. The Company’s complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL’s and/or NEXLIZET’s Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents.
The Company subsequently reached settlement agreements with Micro Labs, Hetero USA, Accord Healthcare Inc., Dr. Reddy’s Laboratories, and Alkem Laboratories Ltd. in May 2025, June 2025, July 2025, October 2025, and February 2026, respectively. Each settlement agreement resolved the patent litigation brought by the Company against the particular ANDA Filer, each of which has agreed not to market a generic version of NEXLETOL and/or NEXLIZET, as applicable, in the United States prior to April 19, 2040, unless certain circumstances customarily included in these types of agreements occur. With the settlement with Dr. Reddy’s Laboratories in October 2025, there are no remaining challenges regarding the validity or infringement of U.S Patent No. 7,335,799 in the pending patent litigation with the remaining ANDA filers. Certain of the Company’s patents that remain subject to the pending patent litigation are scheduled to expire in March 2036, while others are scheduled to expire in June 2040.
The pending patent litigation against the remaining ANDA Filers (Aurobindo Pharma Limited (along with an affiliate); MSN Pharmaceuticals Inc. (along with an affiliate); Renata (along with an affiliate); and Sandoz Inc.) is ongoing, and there can be no assurance whether such ongoing patent litigation will allow a generic version of NEXLETOL and/or NEXLIZET, as applicable, to be marketed in the U.S. prior to April 19, 2040. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.
In January 2026, Renata notified the Company that it had filed an ANDA with the FDA seeking approval of a generic version of NEXLIZET in the United States (the “2026 Renata ANDA”). The 2026 Renata ANDA is in addition to the ANDA that Renata had previously filed with respect to NEXLETOL, for which the pending patent litigation described above is ongoing. Under the Hatch-Waxman Act, the Company had 45 days from receipt of the 2026 Renata ANDA notice letter to commence patent infringement lawsuits against Renata in a federal district court to trigger a stay precluding the FDA’s approval of the 2026 Renata ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLIZET new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In March 2026, the Company filed a patent infringement lawsuit under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against Renata. The Company’s complaint alleges that by filing the 2026 Renata ANDA, Renata has infringed NEXLIZET’s Orange Book patents included in its Paragraph IV certifications, and seeks an injunction preventing the FDA from granting final approval of the 2026 Renata ANDA before the expiration of the asserted patents, and a permanent injunction to prevent Renata from commercializing a generic version of NEXLIZET until the expiration of the asserted patents. No trial date has been set.
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
Stockholders
As of February 28, 2026, there were 5 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2020, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock from December 31, 2020 through December 31, 2025, with the comparative cumulative total return of such amount on (i) the NASDAQ Composite Index, and (ii) the NASDAQ Biotechnology Index over the same period. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.
Comparison of 5 Year Cumulative Total Return*
Among Esperion Therapeutics, Inc., the NASDAQ Composite Index and
the NASDAQ Biotechnology Index
______________________________________________________________________
*$100 invested on December 31, 2020 in stock or index.
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

Following the closing of the Exchange Transaction, approximately $54.9 million in aggregate principal amount of 2025 Notes remained outstanding with terms unchanged. The Transactions closed on December 17, 2024, and together with the Credit Agreement, signed on December 13, 2024, resulted in approximately $26.5 million of net cash and cash equivalents to the balance sheets, after excluding fees and expenses payable by us in connection with both the Exchange Transaction and Credit Agreement. In November 2025, the Company repaid the 2025 notes in full for $54.9 million. Refer to Note 12 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

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

Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 7, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Forward-Looking Statements” in this Annual Report on Form 10-K.
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

Our lead products NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable or unwilling to take recommended statin therapy (including those not taking a statin) with established CVD, or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. Our products were approved by the FDA, the European Commission, or EC (which, with respect to the UK, has been converted to a UK marketing authorization), and Swiss Agency for Therapeutic Products, or Swissmedic in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in May 2024. Otsuka Pharmaceutical Co., Ltd., or Otsuka, our Japanese collaborator, received approval from the Japanese Ministry of Health, Labour and Welfare to market NEXLETOL as a treatment for hypercholesterolemia and familial hypercholesterolemia in September 2025, with National Health Insurance, or NHI, pricing received in the fourth quarter of 2025. We filed supplemental NDAs for product approvals in Canada in November 2024, with NEXLETOL approval in the fourth quarter of 2025 and NEXLIZET approval expected in first half of 2026. Our collaboration partners filed in Israel in March 2025, with expected approval in the first half of 2026, and in Australia in July 2025, with expected approval in the fourth quarter of 2026.

On March 2, 2026, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Corstasis Therapeutics Inc., a Delaware corporation, or Corstasis, and Cirrus Transaction Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Esperion, or the Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Corstasis, or the Merger, with Corstasis surviving the Merger as a wholly-owned subsidiary of Esperion. The aggregate up-front consideration for the transactions contemplated by the Merger Agreement will be an amount in cash equal to $75.0 million, subject to customary adjustments and a post-closing purchase price adjustment, or the Upfront Consideration. In addition to the Upfront Consideration, the equityholders of Corstasis will be entitled to receive: (i) milestone payments up to an aggregate amount equal to $180.0 million in the event certain regulatory approval or commercial sales milestones are achieved and (ii) royalty and licensing-revenue-derived payments in connection with the Company’s (or its sublicensees’) future sales of certain products (collectively, the “Contingent Consideration”). The transaction is expected to close in the second quarter of 2026.

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
We have never been profitable and our net losses were $22.7 million, $51.7 million and 209.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Our net loss for the year ended December 31, 2025 was primarily due to interest expense and costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations, offset partially by the milestone payment from Otsuka and other revenue from our net product sales and collaboration agreements. Our net loss for the year ended December 31, 2024 was primarily due to the loss on extinguishment on the Oberland RIPA and convertible notes Exchange Transaction, interest expense and costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations, offset partially by the settlement agreement, or Settlement Agreement, with Daiichi Sankyo Europe GmbH, or DSE. and other revenue from our net product sales and collaboration agreements. Substantially all of our net losses for the years ended December 31, 2023 resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur operating losses for the immediate future in connection with our ongoing activities, including, among others:
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

Product Overview
NEXLETOL is a first-in-class ATP Citrate Lyase, or ACLY, inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating LDL receptors. Completed Phase 3 studies whose primary endpoint was LDL-C lowering were conducted in more than 3,000 patients, with over 2,000 patients treated with NEXLETOL, and demonstrated an average 18% placebo corrected LDL-C lowering when used in patients on moderate or high-intensity statins. The completed Phase 3 Cholesterol Lowering via Bempedoic acid, an ACL-Inhibiting Regimen (CLEAR) Outcomes trial in patients unwilling or unable to take statins and who had, or were at high risk for, CVD demonstrated on average a 20% placebo corrected LDL-C reduction, and a resulting 13% lower risk of major cardiovascular events versus placebo. NEXLETOL was approved by the FDA in February 2020, with the label expanded to include an indication for cardiovascular risk reduction March 2024, and received a subsequent update to the cardiovascular risk reduction indication in November 2025 to encompass all components of the primary composite endpoint from CLEAR Outcomes.
NEXLIZET contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and cholesterol absorption in the intestine. Phase 3 data demonstrated NEXLIZET lowered LDL-C by a mean of 38% compared to placebo when added on to maximally tolerated statins. NEXLIZET was approved by the FDA in February 2020, with the label expanded to include an indication for cardiovascular risk reduction in March 2024, and received a subsequent update to the cardiovascular risk reduction indication in November 2025 to encompass all components of the primary composite endpoint from CLEAR Outcomes.
NILEMDO is a first-in-class ACLY inhibitor that lowers LDL-C and cardiovascular risk by reducing cholesterol biosynthesis and up-regulating the LDL receptors. NILEMDO was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin or statin with other lipid-lowering therapies in patients unable to reach LDL-C goals with the maximum tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies as an adjunct to diet in adult patients who are statin-intolerant, or for whom a statin is contraindicated. In May 2024, the EC approved an expanded indication for NILEMDO to reduce cardiovascular risk in patients with or at high risk for ASCVD.
NUSTENDI contains bempedoic acid and ezetimibe and lowers elevated LDL-C through complementary mechanisms of action by inhibiting cholesterol synthesis in the liver and cholesterol absorption in the intestine. NUSTENDI was approved by the EC in March 2020 for use in adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet in combination with a statin in adult patients unable to reach LDL-C goals with the maximum tolerated dose of a statin in addition to ezetimibe, alone in patients who are either statin-intolerant or for whom a statin is contraindicated, and are unable to reach LDL-C goals with ezetimibe alone, or as an adjunct to diet in adult patients already being treated with the combination of bempedoic acid and ezetimibe as separate tablets with or without statin. In May

2024, the EC approved an expanded indication for NUSTENDI to reduce cardiovascular risk in patients with or at high risk for ASCVD.
During the year ended December 31, 2025, we incurred $15.3 million related to ongoing clinical studies, including our pediatric program. During the year ended December 31, 2024, we incurred $6.6 million related to ongoing clinical trials. During the year ended December 31, 2023, we incurred $46.2 million in direct expenses related to our CLEAR Outcomes CVOT and other ongoing clinical studies.
Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET were commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue is primarily related to our collaboration agreements with Daiichi Sankyo and Otsuka. Collaboration revenue in the year ended December 31, 2025 was primarily related to milestone payments from Otsuka related to NEXLETOL approval in the Otsuka Territory, the first NHI Price Listing for NEXLETOL in the Otsuka Territory, and the achievement of the primary major adverse cardiovascular events, or MACE, endpoint in the CLEAR Outcomes study and inclusion of the CV risk reduction indication in the U.S. label, as well as an upfront milestone payment from HLS Therapeutics Inc., or HLS, sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Collaboration revenue in the year ended December 31, 2024 was primarily related to the Settlement Agreement with DSE, a milestone from Otsuka upon first Japanese New Drug Application, or JNDA, submission in the Otsuka Territory, sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Collaboration revenue in the years ended December 31, 2023 was primarily related to sales of bulk tablets under supply agreements and royalty revenue received from collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of active pharmaceutical ingredient, or API, or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators. Refer to Note 3 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
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
We will continue to incur research and development expenses as they relate to other development programs or additional indications we choose to pursue such as the development of our next generation ACLY inhibitors. We expect research and development expenses to remain consistent in 2026 as we continue our phase III pediatric trial and continue progressing our preclinical pipeline. We cannot determine with certainty the duration and completion costs associated with the ongoing or future clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any other product candidate we may choose to pursue. The duration, costs and timing associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet will depend on a variety of factors, including uncertainties associated with the results of our clinical studies and our ability to obtain regulatory approval outside the U.S., Europe, Japan, and other currently approved countries. For example, if a regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development or post-commercialization clinical studies of bempedoic acid or the bempedoic acid / ezetimibe combination tablet, we could be required to expend significant additional financial resources and time on the completion of clinical development or post-commercialization clinical studies of bempedoic acid and the bempedoic acid / ezetimibe combination tablet.

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
We expect our selling, general and administrative expenses will be consistent in 2026 as it was in 2025 after the additional global regulatory approvals for new product indications in 2024 and the associated expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount to expand our sales team.

Interest Expense
Interest expense for the year ended December 31, 2025 was related to our Royalty Purchase Agreement with OCM IP Healthcare Portfolio LP, or OMERS, entered into on June 27, 2024, our term loan, or Loan, entered into on December, 13, 2024, and our convertible notes. Interest expense for the year ended December 31, 2024 was related to our Royalty Purchase Agreement with OMERS, our revenue interest purchase agreement, or RIPA, with Eiger III SA LLC, or Oberland, our Loan, and our convertible notes. Interest expense for the year ended December 31, 2023 was related to our RIPA and our convertible notes.
Loss on extinguishment of debt and exchange transaction
Loss on extinguishment of debt and exchange transaction is related to the loss recognized from the termination of our RIPA with Oberland and an exchange transaction of our convertible notes for the year ended December 31, 2024. Refer to Note 10 and 12 in our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

Other Income

Other income, net, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 primarily relates to interest income and the accretion or amortization of premiums and discounts earned on our cash, cash equivalents and investment securities and also includes other income (expense) related to the sale of leased vehicles.

Provision for income taxes
Provision for income taxes for the year ended December 31, 2025, consisted of state current tax expense. There was no provision for income taxes for the years ended December 31, 2024 and 2023, as we had incurred federal net operating losses since inception, which were available to offset taxable income in the year.
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
Product Sales, Net
We sell NEXLETOL and NEXLIZET to wholesalers in the U.S. and, in accordance with ASC 606, recognize revenue at the point in time when the customer is deemed to have obtained control of the product, which generally occurs upon receipt by the customer. Product sales are recorded at the net selling price, which includes variable considerations for rebates, chargebacks, co-pay assistance programs, distribution related fees, product returns, and other sales-related discounts and fees. Calculating these net product sales involves judgments and estimates. Our estimates give consideration for a range of possible outcomes which are probability-weighted for relevant factors such as contracts with customers, healthcare providers, payors and government agencies, statutorily-defined discounts applicable to government-funded programs, forecasted payor mix, customer buying and payment patterns, and other relevant factors. The reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Given the stage of our commercial operations we have provided constraint of our variable consideration due to its potential consumption trends. Actual amounts of consideration ultimately received may differ from our estimates. Each period, we review our estimates of rebates, co-pay assistance programs, distribution fees and other applicable provisions. If actual results vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. A 3% change to our year ended December 31, 2025 net product sales would have an impact of approximately $4.8 million.
Liability Related to the Sale of Future Royalties

In June 2024, we entered into a royalty sale agreement with OMERS for the future royalties from our collaboration agreement with DSE for up to 1.7x the purchase price, or $518 million. We evaluated the arrangement and determined the agreement should be treated as a debt instrument according to ASC 470, Debt. The royalty sale liability related to the agreement is presented net of deferred issuance costs on the balance sheets. We impute interest expense associated with this liability using the effective interest rate method which is presented as interest expense on the statements of operations. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level and timing of forecasted royalty sales. This estimate is complex and highly judgmental due to the estimation uncertainty in determining the effective interest rate. We evaluate the interest rate quarterly based on our expectations of forecasted royalty sales from our license partner, historical experience, third-party forecasts and current market conditions utilizing the prospective method. The effective interest rate model includes royalty sales forecasts which are affected by expectations about future market conditions. A significant increase or decrease in royalties will materially impact the royalty sale liability, interest expense and the time period for repayment. A 3% increase in quarterly forecasted revenues would increase interest expense by approximately $0.1 million, increase the royalty sale liability by $0.1 million, and would have no change on the estimated time period for repayment. Issuance costs in connection with the royalty sale agreement are amortized to interest expense over the estimated term of the agreement.

Recent Accounting Pronouncements Adopted
For information on new accounting standards and the impact, on our financial position or results of operations, see Note 2 to our audited financial statements found elsewhere in this Annual Report on Form 10-K.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Revenues:
Product sales, net	$159,569	$115,725	$43,844
Collaboration revenue	243,566	216,589	26,977
Operating expenses:
Cost of goods sold	129,224	68,601	60,623
Research and development	47,852	46,238	1,614
Selling, general and administrative	165,786	163,073	2,713
Income from operations	60,273	54,402	5,871
Interest expense	(84,604)	(59,251)	(25,353)
Loss on extinguishment of debt and exchange transaction	—	(54,918)	54,918
Other income, net	3,490	8,022	(4,532)
Loss before income taxes	$(20,841)	$(51,745)	$30,904
Provision for taxes on income	1,841	—	1,841
Net loss	$(22,682)	$(51,745)	$29,063
Product sales, net
Product sales, net for the year ended December 31, 2025 was $159.6 million compared to $115.7 million for the year ended December 31, 2024, an increase of approximately $43.9 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the year ended December 31, 2025 was $243.6 million compared to $216.6 million for the year ended December 31, 2024, an increase of $27.0 million. The increase is primarily due to revenue recognized from the one-time milestone payment from Otsuka related to NEXLETOL approval and NHI pricing, increased product sales to our collaboration partners from our supply agreements and royalty sales growth within our partner territories, offset partially by revenue recognized from our Settlement Agreement with DSE in the first half of 2024.
Cost of goods sold
Cost of goods sold for the year ended December 31, 2025, was $129.2 million compared to $68.6 million for the year ended December 31, 2024, an increase of $60.6 million. The increase is primarily related to increased product sales to our collaboration partners under our supply agreements and increased net product sales of NEXLETOL and NEXLIZET.
Research and development expenses
Research and development expenses for the year ended December 31, 2025, were $47.9 million compared to $46.2 million for the year ended December 31, 2024, an increase of approximately $1.7 million. The increase in research and development expenses was primarily attributable to increase in costs for ongoing pediatric clinical studies.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2025, were $165.8 million compared to $163.1 million for the year ended December 31, 2024, an increase of $2.7 million. The increase in selling, general and administrative expenses was primarily attributable to increased legal costs associated with the ANDA litigation.
Interest expense
Interest expense for the year ended December 31, 2025, was $84.6 million, compared to $59.3 million for the year ended December 31, 2024, an increase of approximately $25.3 million. Interest expense for the year ended December 31, 2025 was related to our royalty sale liability, entered into on June 27, 2024, of $57.2 million, our convertible notes, of $8.5 million, and our Credit Agreement, entered into on December 13, 2024, of $18.9 million. Interest expense for the year ended December 31, 2024 was related to our revenue interest liability, or RIPA, which we repurchased on June 27, 2024, of $21.6 million, our royalty sale liability, of $24.7 million, our convertible notes, of $12.2 million, and our Credit Agreement, of $0.8 million.
Loss on extinguishment of debt and exchange transaction
Loss on extinguishment of debt and exchange transaction for year ended December 31, 2024, was $54.9 million, with no such loss recognized for the year ended December 31, 2025. The loss on extinguishment of debt was due to the termination of our RIPA with Oberland of $53.2 million and Exchange Transaction of our convertible notes of $1.7 million.

Other income, net
Other income, net for the year ended December 31, 2025, was $3.5 million compared to $8.0 million for the year ended December 31, 2024, a decrease of $4.5 million. This decrease was primarily due to lower interest income due to lower cash and cash equivalents.
Provision for income taxes
Provision for income taxes for the year ended December 31, 2025, was $1.8 million, which consisted of state current tax expense. There was no provision for income taxes for the year ended December 31, 2024, as we had incurred federal net operating losses since inception, which were available to offset taxable income in the year.
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

On October 7, 2025, we entered into an underwriting agreement, or the 2025 Underwriting Agreement, with Piper Sandler & Co. and Cantor Fitzgerald & Co., as representative of the several underwriters, or the 2025 Underwriters, related to an underwritten public offering, or the 2025 Offering, of 30,000,000 shares our Common Stock, at a public offering price of $2.50 per share. In addition, under the terms of the 2025 Underwriting Agreement, the 2025 Underwriters were granted a 30-day option to purchase up to an additional 4,500,000 shares of Common Stock, at the public offering price. On October 10, 2025, the 2025 Underwriters gave notice to the Company of their partial election exercise their option to purchase 1,065,000 additional shares, which closed on October 14, 2025. Giving effect to the partial exercise of underwriters' option, the Company issued an aggregate of 31,065,000 shares of Common Stock in the 2025 Offering, with net proceeds to the Company of approximately $72.6 million, after deducting the underwriting discount and offering expenses of approximately $5.1 million.

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the year ended December 31, 2025, we issued 7,661,505 shares of common stock resulting in net proceeds of approximately $15.4 million after deducting approximately $0.4 million of commissions and other expenses, pursuant to the 2023 ATM Program. During the year ended December 31, 2024, we issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program.

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

On January 18, 2024, we entered into an underwriting agreement with Jefferies, as representative of the Underwriters, related to an underwritten public offering, or the January 2024 Offering, of 56,700,000 shares of our common stock, at a purchase price to the public of $1.50 per share. The Underwriters were also granted a 30-day option to purchase up to an additional 8,505,000 shares of our common stock, at the public offering price. On January 19, 2024, Jefferies gave us notice of its election to exercise the option to purchase additional shares, in full. Giving effect to the exercise of Underwriters' option, the January 2024 Offering closed on January 23, 2024, with proceeds to the Company of approximately $90.7 million, after deducting the underwriting discount and estimated offering expenses of $7.1 million.

As part of our December 2024 Credit Agreement and Exchange Transaction for our 2025 and 2030 Notes, as described in more detail below, the Company added approximately $26.5 million of net cash and cash equivalents to the balance sheets after payments of original issue discount, issuance costs and accrued interest on the partial extinguishment of the 2025 Notes.

We anticipate that we will incur operating losses for the immediate future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET and expenses associated with our research and development activities. We anticipate that our current cash and cash equivalents, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to fund continuing operations for the near term future. To finance the acquisition under the Merger Agreement with Corstasis, we plan to leverage our existing credit facilities and monetize our Japanese royalties.

As of December 31, 2025, our primary sources of liquidity were our cash and cash equivalents which totaled $167.9 million. We invest our cash equivalents and investments in highly liquid, interest-bearing investment-grade securities and government securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(13,093)	$(23,654)
Net cash used in investing activities	—	(317)
Net cash provided by financing activities	36,184	86,484
Net increase in cash and cash equivalents	$23,091	$62,513
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our early stage pipeline assets.
Net cash used in operating activities totaled $13.1 million for the year ended December 31, 2025 and $23.7 million for the year ended December 31, 2024. Net cash used in operating activities for the year ended December 31, 2025 consisted of net product sales of NEXLETOL and NEXLIZET, the milestone payment from Otsuka, and other cash received from our collaboration agreements, fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as royalty revenue paid or to be paid to OMERS, stock-based compensation expense, interest expense, the amortization of issuance costs on our convertible notes, depreciation and amortization and changes in working capital. Net cash used in operating activities for the year ended December 31, 2024 consisted primarily of net product sales of NEXLETOL and NEXLIZET, the Settlement Agreement with DSE and other cash received from our collaboration agreements fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet, adjusted for non-cash expenses such as the loss extinguishment of debt associated with our RIPA and convertible note Exchange Transaction, royalty revenue paid or to be paid to OMERS, stock-based compensation expense, interest expense related to our RIPA with Oberland and royalty sale agreement, amortization of issuance costs on our convertible notes, depreciation and amortization and changes in working capital.
The decrease in cash used in operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily related to a decrease in net loss resulting from increases in net product sales and collaboration revenue, primarily related to our milestone payments from Otsuka, partially offset by increases in inventory and prepaid inventory and increases in cost of goods sold related to additional sales, adjusted for normal working capital and timing of cash outlays.
Investing Activities
There was no cash used in investing activities for the year ended December 31, 2025. Net cash used in investing activities of $0.3 million for the year ended December 31, 2024 consisted of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities of $36.2 million for the year ended December 31, 2025, related primarily to cash received from our 2023 ATM program, October 2025 Offering, and warrant exercises, offset partially by payment of the 2025 convertible notes and issuance costs on our December 2024 Credit Agreement and Exchange Transaction. Net cash provided by financing activities of $86.5 million for the year ended December 31, 2024, related primarily to proceeds from our January 2024 Offering, royalty sale agreement, the Loan and issuance of convertible notes and warrant exercises, offset partially by the cash outlays resulting in the extinguishment of our RIPA and Exchange Transaction of convertible notes
On October 7, 2025, we entered into the 2025 Underwriting Agreement with Piper Sandler & Co. and Cantor Fitzgerald & Co., as representatives of the 2025 Underwriters, pursuant to which we issued and sold an aggregate of 31,065,000 shares of Common Stock, which includes the partial exercise of the underwriters’ option to purchase 1,065,000 additional shares, at the public offering price of $2.50 per share. As a result of the Offering, we received approximately $72.6 million in net proceeds, after deducting the underwriting discount and offering expenses of approximately $5.1 million.
On June 27, 2024, we entered into a Royalty Purchase Agreement, or the Purchase Agreement, with OMERS. Pursuant to the Purchase Agreement, we sold a portion of the royalties payable on net sales of Bempedoic Acid from our collaboration partner DSE. Pursuant to the Purchase Agreement, we received $304.7 million, less issuance costs. OMERS acquired 100% of the Royalty Interests until such time as they have received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to approximately $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to the Company. Through December 31, 2025, the royalties recognized and settled to the Purchaser was $81.1 million The Company expects future royalties to OMERS may range from $87.6 million in the next year to a maximum total payment of approximately $349.2 million beyond one year. A significant increase or decrease in future royalties will materially impact the royalty sale liability, interest expense and the time period for repayment. Refer to Note 11 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.
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

On December 17, 2024, we entered into an Exchange Agreement where we repaid $210.1 million aggregate principal amount of our $265.0 million 2025 Notes and associated accrued interest. Payments under the 4.00% 2025 Notes after the Exchange Transaction included annual interest of $2.2 million and a principal payment of $54.9 million. In November 2025, we repaid the 2025 Notes in full and have no future payments. Refer to Note 12 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

On December 13, 2024, we entered into a Credit Agreement for a $150.0 million Loan, which was borrowed in full at closing. Proceeds from the Loan were used repay a portion of the outstanding obligations under our 2025 Notes, and to pay an original issue discount of $3.8 million and fees and expenses in connection with the Credit Agreement of $5.4 million. The Loan will bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At the Company’s option, interest on the Loan may be paid-in-kind for the first four full fiscal quarters ending after the closing date. As the Company elected to have interest on the loan paid-in-kind for the quarter ended June 30, 2025 and for the quarter ended September 30, 2025, $9.1 was added to the principal balance of the Loan. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.5%, with the outstanding balance to be repaid on the maturity date of December 13, 2029. Future payments under the Loan are expected to be annual interest of $15.7 million, $19.9 million in principal in the year ended December 31, 2028, and the remaining approximately $139.2 million in principal in the year ended December 31, 2029.

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our existing Form S-3 and the prospectus supplement filed on February 21, 2023. During the year ended December 31, 2025, we issued 7,661,505 shares of common stock resulting in net proceeds of approximately $15.4 million after deducting approximately $0.4 million of commissions and other expenses, pursuant to the 2023 ATM Program. During the year ended December 31, 2024, we issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and expense reimbursement payable to sales agent and other expenses, pursuant to the 2023 ATM Program. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

On March 22, 2023, we issued and sold, in the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Registered Direct Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share. The warrants are immediately exercisable and will expire on September 22, 2026, which may provide us with additional funding, if such warrants are exercised by their holders. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.001 per share. The pre-funded warrants were immediately exercisable and could be exercised at any time. As of December 31, 2024, no pre-funded warrants were outstanding. During the year ended December 31, 2025, we received net proceeds of approximately $10.3 million from the exercise of warrants. During the year ended December 31, 2024, we received net proceeds of approximately $14.8 million from the exercise of warrants. Refer to Note 13 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

Plan of Operations and Funding Requirements
We expect to continue to incur operating losses for the immediate future in connection with our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with Daiichi Sankyo and Otsuka are sufficient to fund operations for the foreseeable future. To finance the acquisition under the Merger Agreement with Corstasis, we plan to leverage our existing credit facilities and monetize our Japanese royalties. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any of our product candidates, and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet or any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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
•the implementation of operational and financial information technology; and
•the impact of macroeconomic and geopolitical developments, including increases in inflationary rates, capital market disruptions, disruptions of U.S. governmental agencies, whether from U.S. federal government shutdowns or reduced resources, tariffs, trade protection measures, economic sanctions and related economic slowdowns or recessions, any of which could adversely affect our access to capital markets.
Until such time, if ever, as we can generate substantial U.S. product revenues, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, debt financings, royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE, Otsuka and DS, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. Similarly, adverse macroeconomic conditions and market volatility resulting from global and national economic developments, political unrest, high inflation, disruptions in capital markets, changes in international trade relationships, changes in or the disruptions of U.S. governmental agencies, whether from U.S. federal government shutdowns or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, economic sanctions and economic slowdowns or recessions, or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or permitted royalty-based financing arrangements when needed and on favorable terms, if at all, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.
We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by Securities and Exchange Commission rules, or the SEC, rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We had cash and cash equivalents of approximately $167.9 million at December 31, 2025. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not have any foreign currency or other derivative financial instruments.
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
Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during the year ended December 31, 2025.
Our outstanding warrants currently have an exercise price of $1.55 per share and holders of such warrants may not exercise if the market price of our common stock is below $1.55. As a result, we may be unable to obtain potential proceeds from the exercise of these warrants if the market price of our common stock does not exceed $1.55 per share.

Our 2030 Notes, which were issued in December 2024, carry a fixed rate of 5.75%. Our Loan, which was issued in December 2025, carries a fixed interest rate of 9.75%. Since the convertible notes and the Loan bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates. We do not believe a change in interest rate has had a material effect on our results of operations during the year ended December 31, 2025.
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
As of December 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2025, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, based on those criteria.
Previously Identified Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our management discovered that certain information related to our inventory and cost of sales balances was inaccurately reported in our earnings release for the quarter ended June 30, 2025, originally issued and furnished with our Current Report on Form 8-K filed on August 5, 2025. Following discovery of such errors, we filed a Current Report on Form 8-K/A that furnished a corrected version of the earnings release on August 11, 2025. As a result of the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting existed related to the accounting for inventory held at a certain third-party contract manufacturing organization, and have further concluded that such material weakness had not been remediated as of December 31, 2025.
In response to the material weakness identified above, our management performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. Notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that the financial statements and related notes thereto included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Esperion Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Esperion Therapeutics, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the accounting for inventory held at a certain third-party contract manufacturing organization.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated March 10, 2026, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan
March 10, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission, or the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item 11 (excluding the information under the subheading “Pay Versus Performance”) is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Ernst & Young LLP, Detroit, Michigan, PCAOB Auditor ID 42.

The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-188595) filed on June 12, 2013)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on May 26, 2022)

3.3
Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on June 15, 2023)

3.4
Certificate of Validation dated September 20, 2022 relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on November 1, 2022)

3.5
Second Amended and Restated Bylaws of the Registrant dated April 29, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 4, 2021)

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
4.12
First Supplemental Indenture, dated as of January 27, 2025, between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 8, 2025)

10.1*
License Agreement between Pfizer Inc. and the Registrant dated April 28, 2008 and amended on November 17, 2010 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.2
Valley Ranch Business Park Lease by and between the Registrant and McMullen SPE, LLC, dated February 4, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on February 7, 2014)

10.3
Form of Officer Indemnification Agreement entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.4
Form of Director Indemnification Agreement entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)

10.5#
Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on November 3, 2016)

10.6#
2017 Inducement Equity Plan and form of award agreement thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-218084, filed on May 18, 2017).

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

10.9#	First Amendment to 2017 Inducement Equity Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 27, 2020)
10.10#
Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on May 28, 2024)

10.11*
License and Collaboration Agreement by and between the Registrant and Otsuka Pharmaceutical Co., Ltd. dated April 17, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 10, 2020)

10.12*
1st Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated June 18, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 10, 2020)

10.13*
Exchange Agreement, dated October 22, 2021, by and between the Registrant and the Holders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on October 25, 2021)

10.14*
License and Collaboration Agreement, by and between the Registrant and Daiichi Sankyo Company, Limited dated April 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 3, 2021)

10.15
2nd Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 4, 2021)

10.16#
Esperion Therapeutics, Inc. 2022 Stock Option and Incentive Plan, as amended, and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 2, 2025)

10.17#
Employment Agreement, dated November 16, 2022, by and between the Registrant and Benjamin Halladay (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on November 16, 2022)

10.18#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Sheldon Koenig (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.19#
Employment Agreement, dated June 9, 2022, by and between the Registrant and Benjamin Looker (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on June 13, 2022)

10.20#
Employment Agreement, dated November 17, 2025, by and between the Registrant and John Harlow (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 001-35986, filed on November 4, 2025)

10.21#	Second Amendment to 2017 Inducement Equity Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, File No. 333-274183, filed on August 24, 2023)
10.22†*
Royalty Purchase Agreement, dated as of June 24, 2024, by and between the Registrant and OCM IP Healthcare Portfolio LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on August 12, 2024)

10.23*
Confidential Settlement Agreement and Release, dated as of January 2, 2024, between the Registrant and Daiichi Sankyo Europe GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 7, 2024)

10.24*
3rd Amendment to the License and Collaboration Agreement by and between the Registrant and Daiichi Sankyo Europe GMBH dated January 2, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 7, 2024)

10.25*
1st Amendment to License and Collaboration Agreement, by and between the Registrant and Daiichi Sankyo Company, Limited dated January 2, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File No. 001-35986, filed on May 7, 2024)

10.26
Credit Agreement, dated as of December 13, 2024, by and among the Registrant, GLAS USA LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on December 13, 2024)

10.27**	First Amendment to License and Collaboration Agreement, dated as of November 5, 2025, by and between the Registrant and Otsuka Pharmaceutical Co., Ltd.*
10.28*
Agreement and Plan of Merger, dated as of March 2, 2026, by and among Esperion Therapeutics, Inc, Corstasis Therapeutics Inc. and Cirrus Transaction Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-35986, filed on March 3, 2025)

19.1	Esperion Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K, File No. 001-35986, filed on March 7, 2025)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-188595, filed on May 14, 2013)
23.1**	Consent of Ernst & Young LLP
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Esperion Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, File No. 001-35986, filed on February 27, 2024)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

ESPERION THERAPEUTICS, INC.

Date:	March 10, 2026

By:	/s/ SHELDON L. KOENIG
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ SHELDON L. KOENIG	President, Chief Executive Officer and Director	March 10, 2026
Sheldon L. Koenig	(Principal Executive Officer)

/s/ BENJAMIN HALLADAY	Chief Financial Officer (Principal Financial Officer	March 10, 2026
Benjamin Halladay	and Principal Accounting Officer)

/s/ J. MARTIN CARROLL	Director	March 10, 2026
J. Martin Carroll

/s/ SETH H.Z. FISCHER	Director	March 10, 2026
Seth H.Z. Fischer

/s/ ROBERT E. HOFFMAN	Director	March 10, 2026
Robert E. Hoffman

/s/ STEPHEN ROCAMBOLI	Director	March 10, 2026
Stephen Rocamboli

/s/ JAY SHEPARD	Director	March 10, 2026
Jay Shepard

/s/ CRAIG THOMPSON	Director	March 10, 2026
Craig Thompson

/s/ TRACY M. WOODY	Director	March 10, 2026
Tracy M. Woody

Esperion Therapeutics, Inc.
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Esperion Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Esperion Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2026 expressed an adverse opinion thereon.

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

Valuation of royalty sale liability
Description of the Matter
As described in Notes 2 and 11 to the financial statements, the Company maintains a Royalty Purchase Agreement (“RPA”). The carrying amount of the royalty sale liability at December 31, 2025, was $295.8 million.

In connection with the RPA, the Company evaluated the arrangement and determined it should be treated as a debt instrument according to ASC 470, Debt. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the RPA depending on a number of factors, including the level and timing of forecasted royalty sales. The Company evaluates the interest rate quarterly based on its expectations of forecasted royalty sales from its license partner, historical experience, third-party forecasts and current market conditions utilizing the prospective method. A significant increase or decrease in future royalty sales could materially impact the royalty sale liability, interest expense and time period for repayment.

Auditing the valuation of the royalty sale liability was highly judgmental due to the estimation uncertainty in determining the effective interest rate. The Company’s effective interest rate model includes royalty sales forecasts which are affected by expectations about future market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for the RPA, including management's review of the underlying data used in the effective interest rate model.
Our audit procedures included, among others, assessing the underlying data used by the Company in its effective interest rate model. We evaluated the significant assumptions used within the effective interest rate model by assessing the relevance and reliability of third-party data used in management’s estimation of forecasted royalty sales. We also performed sensitivity analyses to evaluate the impact of changes, in the forecasted royalty sales, to the effective interest rate, associated interest expense and the time period for repayment.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.

Detroit, Michigan
March 10, 2026

Esperion Therapeutics, Inc.
Balance Sheets
(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$167,852	$144,761
Accounts receivable, net	140,190	80,142
Inventories, net	105,124	94,491
Prepaid clinical development costs	4,044	586
Prepaid inventory costs	40,864	13,863
Other prepaid and current assets	4,496	4,155
Total current assets	462,570	337,998

Property and equipment, net	338	254
Right of use operating lease assets	2,922	5,513
Intangible assets	56	56
Total assets	$465,886	$343,821

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$65,068	$51,650
Convertible notes, net of issuance costs	—	54,575
Accrued clinical development costs	4,115	5,035
Accrued variable consideration	88,203	56,535
Other accrued liabilities	19,249	19,593
Royalty sale liability	87,596	47,586
Deferred revenue from collaborations	34,477	8,518
Operating lease liabilities	2,102	2,741
Total current liabilities	300,810	246,233

Convertible notes, net of issuance costs	97,260	96,745
Royalty sale liability	208,170	246,024
Long-term debt	152,219	140,971
Operating lease liabilities	653	2,570
Other long-term liabilities	8,739	—
Total liabilities	$767,851	$732,543
Commitments and contingencies (Note 5)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of December 31, 2025 and December 31, 2024	$—	$—
Common stock, $0.001 par value; 480,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 247,210,341 shares issued at December 31, 2025 and 197,846,661 shares issued at December 31, 2024	245	196
Additional paid-in capital	1,376,499	1,267,109
Treasury stock, at cost; 1,994,198 shares at December 31, 2025 and December 31, 2024	(54,998)	(54,998)
Accumulated other comprehensive loss	—	—
Accumulated deficit	(1,623,711)	(1,601,029)
Total stockholders' deficit	(301,965)	(388,722)
Total liabilities and stockholders' deficit	$465,886	$343,821
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales, net	$159,569	$115,725	$78,335
Collaboration revenue	243,566	216,589	37,999
Total Revenues	403,135	332,314	116,334

Operating expenses:
Cost of goods sold	129,224	68,601	43,267
Research and development	47,852	46,238	86,107
Selling, general and administrative	165,786	163,073	142,523
Total operating expenses	342,862	277,912	271,897

Income (loss) from operations	60,273	54,402	(155,563)

Interest expense	(84,604)	(59,251)	(58,976)
Loss on extinguishment of debt and exchange transaction	—	(54,918)	—
Other income, net	3,490	8,022	5,291
Loss before income taxes	(20,841)	(51,745)	(209,248)

Provision for taxes on income	1,841	—	—
Net loss	$(22,682)	$(51,745)	$(209,248)

Net loss per common share (basic and diluted)	$(0.11)	$(0.28)	$(2.03)

Weighted-average shares outstanding (basic and diluted)	207,865,080	187,181,856	103,106,616

Other comprehensive (loss) gain:
Unrealized gain on investments	$—	$—	$2
Total comprehensive loss	$(22,682)	$(51,745)	$(209,246)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Stockholders’ Deficit
(in thousands, except share data)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Loss	Deficit
Balance December 31, 2022	74,570,198	75	1,071,183	(1,340,036)	(54,998)	(2)	(323,778)
Issuance of common stock, warrants, and pre-funded warrants, net of issuance costs	12,205,000	12	52,416	—	—	—	52,428
Issuance of common stock from ATM Program, net of issuance costs	3,312,908	3	4,445	—	—	—	4,448
Vesting of restricted stock units and performance-based restricted stock units	1,034,631	1	—	—	—	—	1
Vesting of ESPP Shares	271,084	—	740	—	—	—	740
Stock-based compensation	—	—	11,958	—	—	—	11,958
Exercise of pre-funded warrants	20,965,747	21	—	—	—	—	21
Exercise of warrants	5,850,747	6	8,428	—	—	—	8,434
Other comprehensive gain	—	—	—	—	—	2	2
Net loss	—	—	—	(209,248)	—	—	(209,248)
Balance December 31, 2023	118,210,315	$118	$1,149,170	$(1,549,284)	$(54,998)	$—	$(454,994)
Issuance of common stock, net of issuance costs	65,205,000	65	90,607	—	—	—	90,672
Issuance of common stock from ATM Program, net of issuance costs	378,902	1	512	—	—	—	513
Vesting of restricted stock units and performance-based restricted stock units	1,767,857	2	—	—	—	—	2
Stock-based compensation	—	—	11,993	—	—	—	11,993
Exercise of warrants	10,272,783	10	14,798	—	—	—	14,808
Exercise of stock options and performance-based stock options	17,606	—	29	—	—	—	29
Net loss	—	—	—	(51,745)	—	—	(51,745)
Balance December 31, 2024	195,852,463	$196	$1,267,109	$(1,601,029)	$(54,998)	$—	$(388,722)
Issuance of common stock from offering, net of issuance costs	31,065,000	31	72,565	—	—	—	72,596
Issuance of common stock from ATM Program, net of issuance costs	7,661,505	8	15,400	—	—	—	15,408
Vesting of restricted stock units	2,627,262	2	—	—	—	—	2
Vesting of ESPP shares	696,874	—	971	—	—	—	971
Stock-based compensation	—	—	9,870	—	—	—	9,870
Exercise of warrants	7,178,729	7	10,341	—	—	—	10,348
Exercise of stock options and performance-based stock options	134,310	1	243	—	—	—	244
Net loss	—	—	—	(22,682)	—	—	(22,682)
Balance December 31, 2025	245,216,143	$245	$1,376,499	$(1,623,711)	$(54,998)	$—	$(301,965)
See accompanying notes to the financial statements.

Esperion Therapeutics, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(22,682)	$(51,745)	$(209,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash loss on extinguishment of debt and exchange transaction	—	54,918	—
Non-cash royalty revenue	(55,055)	(26,077)	—
Paid-in-kind interest on long-term debt	9,093	—	—
Non-cash interest expense related to the revenue interest liability	—	21,569	46,679
Non-cash interest expense related to the royalty sale liability	57,211	24,657	—
Stock-based compensation expense	9,870	11,993	11,958
Depreciation expense	105	63	164
Accretion and amortization of premiums and discounts on investments	—	—	(412)
Amortization of debt issuance costs and discounts	3,007	1,498	1,697
Changes in assets and liabilities:
Accounts receivable	(60,048)	(31,648)	(14,765)
Prepaids and other assets	(30,800)	(13,904)	6,192
Deferred revenue	25,959	(16,884)	21,895
Inventories	(10,633)	(28,868)	(30,422)
Accounts payable	20,918	12,432	8,678
Other accrued liabilities	31,223	18,342	22,097
Other long-term liabilities	8,739	—	—
Net cash used in operating activities	(13,093)	(23,654)	(135,487)
Investing activities
Proceeds from sales/maturities of investments	—	—	42,500
Purchases of property and equipment	—	(317)	—
Net cash (used in) provided by investing activities	—	(317)	42,500
Financing activities
Proceeds from royalty sale liability	—	304,656	—
Payment of royalty sale liability issuance costs	—	(9,626)	—
Repurchase or principal payment of revenue interest liability	—	(343,750)	—
Payments on revenue interest liability	—	(5,832)	(15,506)
Proceeds from credit agreement, net of issuance costs	—	145,376	—
Proceeds from issuance of convertible notes, net of issuance costs	—	99,726	—
Repayment of convertible notes	(54,912)	(210,088)	—
Proceeds from issuance of common stock, net of issuance costs	72,596	90,672	52,428
Proceeds from issuance of common stock from ATM Program, net of issuance costs	15,408	513	4,448
Proceeds from exercise of warrants	10,348	14,808	9,069
Payment of issuance costs	(7,500)	—	—
Other financing activities	244	29	21
Net cash provided by financing activities	36,184	86,484	50,460
Net increase (decrease) in cash and cash equivalents	23,091	62,513	(42,527)
Cash, cash equivalents at beginning of period	144,761	82,248	124,775
Cash and cash equivalents at end of period	$167,852	$144,761	$82,248
Supplemental disclosure of cash flow information:
Issuance costs not yet paid	$—	$7,500	$635
Purchase of property and equipment not yet paid	189	—	—
Non-cash right of use asset	37	98	115
Income taxes paid (refer to Note 17)	612	—	—
Cash paid for interest	16,266	11,347	10,600
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

The Company's lead products, NEXLETOL® (bempedoic acid) tablets and NEXLIZET® (bempedoic acid and ezetimibe) tablets, are oral, once-daily, non-statin medicines indicated to reduce the risk of myocardial infarction and coronary revascularization in adults who are unable or unwilling to take recommended statin therapy (including those not taking a statin) with established CVD, or at high risk for a CVD event but without established CVD, and to reduce LDL-C in adults with primary hyperlipidemia. The Company's products were approved by the FDA, the European Commission ("EC") (which, with respect to the UK, has been converted to a UK marketing authorization) and Swiss Agency for Therapeutic Products ("Swissmedic") in 2020. The FDA approved expanded indications for NEXLETOL and NEXLIZET tablets in March 2024. The EC approved expanded indications for NILEMDO® (bempedoic acid) tablets and NUSTENDI® (bempedoic acid and ezetimibe) tablets in May 2024. Otsuka Pharmaceutical Co., Ltd ("Otsuka"), Esperion’s Japanese collaborator, received approval from the Japanese Ministry of Health, Labour and Welfare to market NEXLETOL as a treatment for hypercholesterolemia and familial hypercholesterolemia in September 2025, with National Health Insurance ("NHI") pricing received in the fourth quarter of 2025. The Company filed supplemental NDAs for product approvals in Canada in November 2024, with NEXLETOL approval received in the fourth quarter of 2025 and NEXLIZET approval expected in the first half of 2026. The Company's collaboration partners filed in Israel in March 2025, with expected approval in the first half of 2026, and in Australia in July 2025, with expected approval in the fourth quarter of 2026.

On October 7, 2025, the Company entered into the 2025 Underwriting Agreement with Piper Sandler & Co. and Cantor Fitzgerald & Co., as representatives of the underwriters, pursuant to which the Company issued and sold an aggregate of 31,065,000 shares of Common Stock, which includes the partial exercise of the underwriters’ option to purchase 1,065,000 additional shares, at the public offering price of $2.50 per share. As a result of the Offering, the Company received approximately $72.6 million in net proceeds, after deducting the underwriting discount and offering expenses of approximately $5.1 million.
On March 2, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Corstasis Therapeutics Inc., a Delaware corporation (“Corstasis”), and Cirrus Transaction Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Esperion (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Corstasis (the “Merger”), with Corstasis surviving the Merger as a wholly-owned subsidiary of Esperion. The aggregate up-front consideration for the transactions contemplated by the Merger Agreement will be an amount in cash equal to $75.0 million, subject to customary adjustments and a post-closing purchase price adjustment (the “Upfront Consideration”). In addition to the Upfront Consideration, the equityholders of Corstasis will be entitled to receive: (i) milestone payments up to an aggregate amount equal to $180.0 million in the event certain regulatory approval or commercial sales milestones are achieved and (ii) royalty and licensing-revenue-derived payments in connection with the Company’s (or its sublicensees’) future sales of certain products (collectively, the “Contingent Consideration”). The transaction is expected to close in the second quarter of 2026. Refer to Note 20, "Subsequent Event" for further information.
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
The Company has sustained annual operating losses since inception and expects such losses to continue over the immediate future. While management believes current cash resources and future cash received from the Company's net product sales and collaboration agreements with DSE, Otsuka, Daiichi Sankyo Co. Ltd ("DS"), and other partners, entered into on January 2,

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
1.  The Company and Basis of Presentation (Continued)
2019, April 17, 2020 and April 26, 2021, respectively, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.
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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
2.  Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk
Cash, cash equivalents, and investments consist of financial instruments that potentially subject the Company to concentrations of credit risk. The Company has established guidelines for investment of its excess cash and believes the guidelines maintain safety and liquidity through diversification of counterparties and maturities. The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies. The Company's net product sales are with these customers. Accounts receivable, net, on the Balance Sheets are presented net of discounts, such as prompt pay discounts, and chargebacks. As of December 31, 2025 and 2024, nine and ten customers, respectively, accounted for all of the Company's net trade receivables. As of December 31, 2025, three customers hold approximately 98% of the Company's trade receivables associated with net product sales and accounted for approximately 98% of gross sales of NEXLETOL and NEXLIZET in 2025. As of December 31, 2024, three customers held approximately 99% of the Company's trade receivables associated with net product sales and accounted for approximately 97% of gross sales of NEXLETOL and NEXLIZET in 2024.
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
Prepaid Inventory Costs
Prepaid inventory costs represent advance payments made by the Company to third‑party suppliers and contract manufacturers for raw materials and other inventory‑related costs for which the Company has not yet taken ownership of the materials. Increases in prepaid inventory costs year over year are primarily driven by the timing of supplier purchases relative to the consumption of active pharmaceutical ingredient (“API”), as well as increased advance purchases to support expected demand. Prepaid inventory costs are recorded at cost, which approximates fair value, or using standard cost, and are reclassified to inventory when the related materials ownership transfers to the Company.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and right-of-use operating lease assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
2.  Summary of Significant Accounting Policies (Continued)

fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded through December 31, 2025.
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
Revenue Interest Liability
In connection with the termination of the Revenue Interest Purchase Agreement ("RIPA"), as of December 31, 2024, the Company no longer has the liability referred to as the “Revenue interest liability” on the balance sheet. The Company imputed interest expense associated with this liability using the effective interest rate method. The effective interest rate was calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability varied during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The Company evaluated the interest rate quarterly based on its current net sales forecasts utilizing the prospective method.

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
b.Product Sales, Net
On March 30, 2020 and June 4, 2020, NEXLETOL and NEXLIZET, respectively, were commercially available in the U.S. through prescription. Net product sales totaled $159.6 million, $115.7 million and $78.3 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
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
Product sales are recorded at the net selling price, which includes estimates of variable consideration for which reserves are established for (a) rebates and chargebacks, (b) co-pay assistance programs, (c) distribution fees, (d) product returns, and (e) other discounts and fees. Where appropriate, these estimates take into consideration a range of possible outcomes which are

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
2.  Summary of Significant Accounting Policies (Continued)

probability-weighted for relevant factors such as current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Given the stage of the Company’s commercial operations it has provided constraint of its variable consideration due to its potential consumption trends. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily consist of salaries and related costs for personnel, including stock-based compensation, associated with our sales, executive, accounting and finance, commercial, operational and other administrative functions. Other general and administrative expenses include costs of programs necessary for the general conduct of the Company's business, including costs associated with the commercialization of NEXLETOL and NEXLIZET, selling expenses, facility-related costs, communication expenses and professional fees for legal, patent prosecution, protection and review, consulting and accounting services. Selling, general and administrative expenses are expensed as costs are incurred, services are performed, or goods are delivered. The Company incurred advertising costs of $25.0 million, $25.5 million, and $15.6 million, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively
Stock-Based Compensation
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for the annual period ending December 31, 2025. The Company adopted this standard for the year ended December 31, 2025 and it did not have a material impact on the Company's consolidated financial statements. Refer to Note 17 "Income Taxes" for required disclosures from this ASU.

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
On January 2, 2024, the Company entered into a Settlement Agreement with DSE to amicably resolve and dismiss their commercial dispute in the Southern District of New York. Under the Settlement Agreement, DSE agreed to pay the Company an aggregate of $125 million, including (1) a $100 million payment within 15 business days of the effective date of the Settlement Agreement and (2) a $25 million payment in the calendar quarter immediately following the calendar quarter in which the EMA rendered a decision on the application that was filed with the EMA for a Type II(a) variation for the Company’s oral non-statin products marketed as NILEMDO (bempedoic acid) tablets and NUSTENDI (bempedoic acid and ezetimibe) tablets in Europe. The DSE Amendment grants DSE the exclusive rights for clinical development, regulatory activities, manufacture and commercialization of a bempedoic acid/ezetimibe/statin triple combination pill in the DSE Territory. Further, after a transition period, DSE will assume sole responsibility for the manufacture of NILEMDO and NUSTENDI for the DSE Territory. As of January 2, 2024, DSE shall have sole authority and control of regulatory communications with the EMA regarding the pending marketing authorization applications for NILEMDO and NUSTENDI. Pursuant to the DSE Amendment, the Company is entitled to receive one-time cash payments of up to $300 million upon the achievement of certain commercial milestones related to total net sales achievements in the DSE Territory. The Company is also entitled to receive tiered 15% to 25% royalties on net DSE Territory sales.
Collaboration Revenue
During the year ended December 31, 2025, the Company recognized collaboration revenue of $148.8 million, made up of payments related to royalty revenue from DSE and sales of bulk tablets and API to DSE pursuant to the supply agreement that was executed with DSE. During the year ended December 31, 2024, the Company recognized collaboration revenue of $205.0 million related to the Settlement Agreement and EMA approval, royalty revenue from DSE as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE. During the year ended December 31, 2023, the

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
3. Collaborations with Third Parties (Continued)
Company recognized collaboration revenue of $37.2 million related to royalty revenue from DSE as well as the sales of bulk tablets to DSE pursuant to the supply agreement that was executed with DSE.
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
Otsuka Agreement Terms
On April 17, 2020, the Company entered into a license and collaboration agreement ("the Otsuka Agreement") with Otsuka, which was further amended on November 5, 2025. Pursuant to the Otsuka Agreement, the Company granted Otsuka exclusive development and commercialization rights to NEXLETOL and NEXLIZET in Japan. Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan.

Pursuant to the agreement, the consideration consists of a $60.0 million upfront cash payment and the Company will be eligible to receive additional payments of up to $450.0 million if certain regulatory and commercial milestones are achieved by Otsuka. The Company received $10.0 million in 2024 related to a milestone payment upon first Japanese New Drug Application ("JNDA") submissions in the Otsuka Territory. The Company received a $90.0 million payment in the fourth quarter of 2025 related to JNDA approval in the Otsuka Territory, the first NHI Price Listing for NEXLETOL in the Otsuka Territory, and the achievement of the primary major adverse cardiovascular events (“MACE”) endpoint in the CLEAR Outcomes study and inclusion of the CV risk reduction indication in the U.S. label. The potential future milestone payments include up to $10.0 million upon first JNDA approval in the Otsuka Territory for the Combination Product (as defined in the Otsuka Agreement) for the Initial Indication (as defined in the Otsuka Agreement) in the Otsuka Territory. In addition, the Company is eligible to receive additional sales milestone payments up to $310.0 million related to total net sales achievements for Otsuka in Japan. Finally, the Company will receive tiered twelve percent (12%) to thirty-three percent (33%) royalties on net sales in Japan.
Collaboration Revenue
During the year ended December 31, 2025, the Company recognized collaboration revenue of $91.1 million related to the JNDA approval, the first NHI Price Listing for NEXLETOL in the Otsuka Territory and sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka. During the year ended December 31, 2024, the Company recognized collaboration revenue of $11.3 million related to the milestone recognized upon first JNDA submissions in the Otsuka Territory and sales of bulk tablets to Otsuka. During the year ended December 31, 2023, the Company recognized $0.1 million related to sales of bulk tablets to Otsuka.
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
Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the DS Agreement was in the scope of ASC 606. The Company concluded that the upfront payment of $30.0 million should be included in the transaction price and related to the following performance obligations under the DS Agreement: 1) the license to the Company’s intellectual property and 2) the obligation to provide ongoing development activities. The Company used the adjusted market assessment approach in determining the standalone selling price of the Company’s intellectual property and the expected cost plus margin approach in determining the standalone selling price of the Company’s obligation to provide ongoing development activities. During the year December 31, 2023, the Company recognized $0.7 million of collaboration revenue related to the ongoing regulatory and development activities. During the year ended December 31, 2024, the Company recognized $0.1 million related to royalty revenue from DS. During the year ended December 31, 2025, the Company recognized $2.4 million related to the sale of bulk tablets and royalty revenue from DS.

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

Other Agreements
On December 12, 2024, the Company entered into a license and collaboration agreement with Neopharm Israel ("Neopharm") for the exclusive rights to commercialize NEXLETOL and NEXLIZET in Israel. Under the terms of the agreement, the Company granted Neopharm exclusive commercialization rights to NEXLETOL and NEXLIZET in Israel, Gaza, and West Bank. Neopharm will be responsible for commercialization in these areas. Esperion will receive an upfront and near-term milestone payments and will be eligible to receive tiered royalties on sales of NEXLETOL/NEXLIZET in Israel. During the year ended December 31, 2025, the Company did not have collaboration revenue related to the agreement. During the year ended December 31, 2024, the Company recognized approximately $0.3 million of collaboration revenue related to the upfront milestone payment.
On February 26, 2025, the Company entered into a license and distribution agreement with Seqirus Pty Ltd ("CSL Seqirus") for the rights to commercialize NEXLETOL and NEXLIZET in Australia and New Zealand. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments and will be responsible for supplying finished product to CSL Seqirus. CSL Seqirus will be responsible for commercialization, including regulatory approval, reimbursement and marketing. During the year ended December 31, 2025, the Company recognized $0.3 million of collaboration revenue related to the upfront milestone payment.

On May 7, 2025, the Company entered into a license and collaboration agreement with HLS Therapeutics Inc. ("HLS") for the exclusive rights to commercialize NEXLETOL and NEXLIZET in Canada. HLS will be responsible for commercialization in Canada. Esperion will receive an upfront and near-term milestone payments and will be eligible to receive tiered royalties on sales of NEXLETOL/NEXLIZET in Canada. During the year ended December 31, 2025, the Company recognized $1.0 million of collaboration revenue related to the agreement.

Esperion Therapeutics, Inc.

Notes to Financial Statements (Continued)
4. Inventories, net
Inventories, net consist of the following:

	December 31,
	2025	2024
	(in thousands)
Raw materials	$98,767	$84,584
Work in process	4,534	3,711
Finished goods	1,823	6,196
	$105,124	$94,491

Inventory reserves were $4.6 million and $0.3 million at December 31, 2025 and 2024, respectively.

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

Beginning in May 2024, the Company filed patent infringement lawsuits under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against each ANDA Filer: Accord Healthcare Inc.; Alkem Laboratories Ltd.; Aurobindo Pharma Limited (along with its affiliate); Dr. Reddy’s Laboratories Inc. (along with its affiliate, collectively, “Dr. Reddy’s Laboratories”); Hetero USA Inc. (along with its affiliates, collectively, “Hetero USA”); Micro Labs USA Inc. (along with its

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
5.  Commitments and Contingencies (Continued)
affiliate, collectively, “Micro Labs”); MSN Pharmaceuticals Inc. (along with an affiliate); Renata Limited (“Renata”); and Sandoz Inc. The Company’s complaints allege that by filing the applicable ANDA, such ANDA Filer has infringed NEXLETOL’s and/or NEXLIZET’s Orange Book patents, as applicable, included in its Paragraph IV certifications, and seek an injunction preventing the FDA from granting final approval of the ANDA before the expiration of the asserted patents, and a permanent injunction to prevent the ANDA Filer from commercializing a generic version of NEXLETOL and/or NEXLIZET, as applicable, until the expiration of the asserted patents.

The Company subsequently reached settlement agreements with Micro Labs, Hetero USA, Accord Healthcare Inc., Dr. Reddy’s Laboratories, and Alkem Laboratories Ltd. in May 2025, June 2025, July 2025, October 2025, and February 2026, respectively. Each settlement agreement resolved the patent litigation brought by the Company against the particular ANDA Filer, each of which has agreed not to market a generic version of NEXLETOL and/or NEXLIZET, as applicable, in the United States prior to April 19, 2040, unless certain circumstances customarily included in these types of agreements occur. With the settlement with Dr. Reddy’s Laboratories in October 2025, there are no remaining challenges regarding the validity or infringement of U.S Patent No. 7,335,799 in the pending patent litigation with the remaining ANDA filers. Certain of the Company’s patents that remain subject to the pending patent litigation are scheduled to expire in March 2036, while others are scheduled to expire in June 2040.

The pending patent litigation against the remaining ANDA Filers (Aurobindo Pharma Limited (along with an affiliate); MSN Pharmaceuticals Inc. (along with an affiliate); Renata (along with an affiliate); and Sandoz Inc.) is ongoing, and there can be no assurance whether such ongoing patent litigation will allow a generic version of NEXLETOL and/or NEXLIZET, as applicable, to be marketed in the U.S. prior to April 19, 2040. The trial is anticipated to begin no earlier than January 2027, but no trial date has been set.

In January 2026, Renata notified the Company that it had filed an ANDA with the FDA seeking approval of a generic version of NEXLIZET in the United States (the “2026 Renata ANDA”). The 2026 Renata ANDA is in addition to the ANDA that Renata had previously filed with respect to NEXLETOL, for which the pending patent litigation described above is ongoing. Under the Hatch-Waxman Act, the Company had 45 days from receipt of the 2026 Renata ANDA notice letter to commence patent infringement lawsuits against Renata in a federal district court to trigger a stay precluding the FDA’s approval of the 2026 Renata ANDA from being effective any earlier than 7.5 years from the date of approval of the NEXLIZET new drug application or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. In March 2026, the Company filed a patent infringement lawsuit under the Hatch-Waxman Act in the United States District Court, District of New Jersey, against Renata. The Company’s complaint alleges that by filing the 2026 Renata ANDA, Renata has infringed NEXLIZET’s Orange Book patents included in its Paragraph IV certifications, and seeks an injunction preventing the FDA from granting final approval of the 2026 Renata ANDA before the expiration of the asserted patents, and a permanent injunction to prevent Renata from commercializing a generic version of NEXLIZET until the expiration of the asserted patents. No trial date has been set.

6.  Property and Equipment, net
Property and equipment, net, consist of the following:

	December 31,
	2025	2024
	(in thousands)
Computer equipment	$249	$249
Software	1,284	1,284
Furniture, fixtures and other	606	606
Leasehold improvements	189	189
Assets in progress	189	—
Subtotal	2,517	2,328
Less accumulated depreciation and amortization	2,179	2,074
Property and equipment, net	$338	$254

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
6.  Property and Equipment, net (Continued)

Depreciation expense was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
7.  Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued compensation	$11,940	$12,739
Accrued legal fees	2,317	698
Accrued professional fees	3,705	3,557
Accrued interest	256	1,229
Accrued other	1,031	1,370
Total other accrued liabilities	$19,249	$19,593

8.  Cash Equivalents
The following table summarizes the Company’s cash equivalents:

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$135,232	$—	$—	$135,232
Certificates of deposit	404	—	—	404
Total	$135,636	$—	$—	$135,636

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Cash equivalents:
Money market funds	$106,894	$—	$—	$106,894
Certificates of deposit	403	—	—	403
Total	$107,297	$—	$—	$107,297
During the years ended December 31, 2025, 2024 and 2023, other income, net in the statements of operations includes interest income on cash equivalents and available-for-sale investments of $3.5 million, $7.6 million and $4.4 million, respectively. During the years ended December 31, 2025 and December 31, 2024, there were no accretion or amortization of premiums and discounts on investments. Other income, net in the statements of operations includes accretion of premiums and discounts on investments of $0.4 million during the year ended December 31, 2023.
There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive loss to other income, net in the statements of operations during the years ended December 31, 2025, 2024 and 2023.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
8. Cash Equivalents (Continued)

In the years ended December 31, 2025, 2024, and 2023, there were no allowances for credit losses and all unrealized gains (losses) for available-for-sale securities were recognized in accumulated other comprehensive loss. As of December 31, 2025, the Company had no accrued interest receivables.
9.  Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.
The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2025
Assets:
Money market funds	$135,232	$135,232	$—	$—
Certificates of deposit	404	404	—	—
Total assets at fair value	$135,636	$135,636	$—	$—
December 31, 2024
Assets:
Money market funds	$106,894	$106,894	$—	$—
Certificates of deposit	403	403	—	—
Total assets at fair value	$107,297	$107,297	$—	$—

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2025 or December 31, 2024.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

10.   Liability Related to the Revenue Interest Purchase Agreement
On June 26, 2019, the Company entered into a RIPA with Eiger III SA LLC ("Oberland"), as agent for purchasers party thereto (the “Purchasers”), and the Purchasers named therein, to obtain financing in respect to the commercialization and further development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and other working capital needs. Pursuant to the RIPA, the Company received $125.0 million at closing, less certain issuance costs. The Company was entitled to receive up to approximately $75.0 million in subsequent installments subject to the terms and conditions set forth in the RIPA: (i) $25.0 million upon certain regulatory approval of its product candidates and (ii) $50.0 million, at the Company’s option, upon reaching $100.0 million trailing worldwide six-month net sales any time prior to December 31, 2021 (the “Third Payment”). In March 2020, the Company received $25.0 million from Oberland upon receiving regulatory approval of NEXLETOL.
As consideration for such payments, the Purchasers had a right to receive certain revenue interests (the “Revenue Interests”) from the Company based upon net sales of the Company’s certain products, once approved, which were tiered payments initially ranging from 2.5% to 7.5% of the Company’s net sales in the covered territory (the “Covered Territory”); provided that if annual net sales equaled or exceeded the Sales Threshold and if the Purchasers received 100% of their invested capital by December 31, 2024, the revenue interest rate would be decreased to a single rate of 0.4% of the Company’s net sales in the Covered Territory beginning on January 1, 2025. If the Third Payment was drawn down by the Company, the applicable royalty rates would have increased by one-third. The Covered Territory was the United States, but was subject to expand to include the world-wide net sales if the Company’s annual U.S. net sales were less than $350.0 million for the year ended December 31, 2021. The U.S. net sales milestone thresholds were not to be taken as financial guidance. The Purchasers’ rights to receive the Revenue Interests would have terminated on the date on which the Purchasers received Revenue Interests payments of 195% of the then aggregate purchase price (the “Cumulative Purchaser Payments”) paid to the Company, unless the RIPA were terminated earlier.

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
The Company recorded approximately $21.6 million, and $46.7 million in interest expense related to this arrangement for the years ended December 31, 2024, and 2023.
The following table summarizes the revenue interest liability activity during the year ended December 31, 2024:

(in thousands)
Revenue interest liability at December 31, 2023	$274,778
Interest expense recognized	21,569
Revenue interest payments	(5,832)
Repurchase of Revenue Interests	(343,750)
Loss on extinguishment of debt	53,235
Revenue interest liability at December 31, 2024	$—

11. Sale of Future Royalties

On June 27, 2024, the Company entered into a Royalty Purchase Agreement ("RPA" or "Purchase Agreement") with OCM IP Healthcare Portfolio LP ("the Purchaser") ("OMERS"). Pursuant to the Purchase Agreement, the Company sold to the Purchaser, and the Purchaser purchased for $304.7 million, a portion of the royalties payable on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the DSE Territory (as defined in the License and Collaboration Agreement) pursuant to the License and Collaboration Agreement dated January 2, 2019, between Daiichi Sankyo Europe GMBH and the Company, as amended (the “License and Collaboration Agreement” and such royalties being the “Royalty Interests”). In connection with the Purchase Agreement, the Company incurred $9.6 million in issuance costs.

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

The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be treated as a debt instrument according to ASC 470 Debt. The Company imputes interest expense associated with the liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on the liability may vary during the term of the agreement depending on a number of factors, including the level and timing of forecasted royalty sales. The Company evaluates the interest rate quarterly based on its expectations of forecasted royalty sales from its license partner, historical experience, third-party forecasts and current market conditions utilizing the prospective method. A significant increase or decrease in future royalty sales will materially impact the royalty sale liability, interest expense and the time period for repayment. The repayment of the royalty sale liability to the Purchaser does not have a fixed repayment schedule. Rather, it will be completely repaid and extinguished when the Company has repaid an aggregate amount equal to 1.7x of the Purchase Price. The $9.6 million in issuance costs will be amortized through interest expense over the life of the agreement. Royalties are remitted to the Purchaser in the subsequent quarter from when it's earned. The Company recognizes those royalties in accounts receivable, net and accounts payable on the Balance Sheets until the royalties are remitted to the Purchaser from DSE.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

11. Sale of Future Royalties (Continued)
As of December 31, 2025, the Company has recorded a liability, referred to as the “Royalty sale liability” on the Balance Sheets, of $295.8 million, net of $6.8 million of capitalized issuance costs in connection with the royalty sale liability, which will be amortized to interest expense over the estimated term, $2.4 million of which will be amortized over the next 12 months and approximately $4.4 million thereafter. As of December 31, 2024, the Company had recorded a liability of $293.6 million, net of $8.9 million of capitalized issuance costs, in connection with the royalty sale liability. The Company currently expects to repay $87.6 million in the next twelve months.

The Company recorded $57.2 million and $24.7 million in interest expense related to this arrangement for the years ended December 31, 2025 and 2024, respectively, including $2.1 million and $0.8 million of amortized issuance costs.
The effective annual imputed interest rate is 1.6% as of December 31, 2025 and 1.3% as of December 31, 2024.
The following table summarizes the royalty sale liability activity during the years ended December 31, 2025 and 2024 (in thousands):

(in thousands)
Beginning balance of royalty sale liability on June 27, 2024	$304,656
Royalty sale issuance costs	(9,626)
Royalties recognized and settled to Purchaser	(26,077)
Interest expense recognized	24,657
Total royalty sale liability at December 31, 2024	293,610
Royalties recognized and settled to Purchaser	(55,055)
Interest expense recognized	57,211
Total royalty sale liability at December 31, 2025	$295,766

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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12. Debt (Continued)
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

In connection with the borrowing of the Loan, the Company incurred 2.5% of original issue discount ("OID"), or approximately $3.8 million. In addition, the Company incurred debt issuance costs of $5.4 million in connection with the borrowing of the Loan. Both the OID and debt issuance costs were capitalized and included in long-term debt on the Balance Sheets at the inception of the Loan, and are being amortized to interest expense using the effective interest method over the same term. As the Company elected to have interest on the loan paid-in-kind for the quarter ended June 30, 2025 and for the quarter ended September 30, 2025, $9.1 million was added to the principal balance of the Loan. As of December 31, 2025, the Company recognized $152.2 million of long-term debt related to the Credit Agreement on the Balance Sheets, net of the remaining unamortized discount and debt issuance costs associated with the Loan of $2.8 million and approximately $4.1 million, respectively. As of December 31, 2024, the Company recognized $141.0 million of long-term debt related to the Credit Agreement on the Balance Sheets, net of the remaining unamortized discount and debt issuance costs associated with the Loan of $3.7 million and $5.3 million, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $18.9 million and $0.8 million of interest expense, respectively.

2025 Notes
In November 2020, the Company issued $280.0 million aggregate principal amount of 4.0% senior subordinated convertible notes due November 2025. The net proceeds the Company received from the offering was approximately $271.1 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company (the “2025 Notes”). The Company used approximately $46.0 million of the net proceeds from the offering of the notes to pay the cost of the Capped Call (as defined below) and $55.0 million of the net proceeds from the offering of the initial notes to finance the Prepaid Forward (as defined below). The 2025 Notes were the Company's senior unsecured obligations and matured on November 15, 2025 (the “Maturity Date”). The 2025 Notes were convertible into shares of the Company’s common stock, and could have been repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 30.2151 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $33.096 per share of common stock, subject to adjustment. The Company paid interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year.

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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12. Debt (Continued)
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

In November 2025, the Company repaid the 2025 notes in full for $54.9 million. As of December 31, 2025, no principal amount or unamortized debt discount and issuance costs remained on the balance sheet. As of December 31, 2024, the principal amount of 2025 notes was $54.9 million, and the unamortized debt discount and issuance costs were $0.3 million, for a net carrying amount of $54.6 million.

The Company recorded $2.2 million, $12.0 million, and $12.3 million of interest expense during the years ended December 31, 2025, 2024, and 2023, respectively, relating to the cash interest on the 2025 notes due semi-annually and amortization of the debt issuance costs.

The estimated fair value of the 2025 Notes was $53.2 million as of December 31, 2024. The estimated fair value of the 2025 Notes was determined through consideration of quoted market prices.

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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12. Debt (Continued)
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

As of December 31, 2025, the principal amount of 2030 notes was $100.0 million, and the unamortized debt issuance costs were $2.7 million, for a net carrying amount of $97.3 million. As of December 31, 2024, the principal amount of 2030 notes was $100.0 million, and the unamortized debt issuance costs were $3.3 million, for a net carrying amount of $96.7 million.

The Company recorded $6.3 million and $0.2 million, respectively, of interest expense during the years ended December 31, 2025 and 2024 relating to the cash interest on the 2030 notes due semi-annually and amortization of the debt issuance costs.

As of December 31, 2025, no 2030 Notes were convertible pursuant to their terms. The estimated fair value of the 2030 Notes was $145.3 million as of December 31, 2025 and $105.4 million as of December 31, 2024. The estimated fair value of the 2030 Notes was determined through consideration of quoted market prices. As of December 31, 2025, the if-converted value of the 2030 Notes exceeded the principal value of those notes by approximately $20.9 million.

The Company is in compliance with all of its covenants at December 31, 2025.

Estimated future principal payments due under the Loan and the 2030 Notes are as follows:

Years Ending December 31,	(in thousands)
2026	$—
2027	—
2028	19,887
2029	139,206
2030	100,000
2031	—
Total	$259,093

Capped Call Transactions

In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call transactions with one of the initial purchasers of the convertible notes or its affiliate and certain other financial institutions. The Company used approximately $46.0 million of the net proceeds from the offering of the 2025 Notes to pay the cost of the capped call transactions. The capped call transactions were expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of converted notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the terms of the capped call transactions at the time of exercise, was greater than the strike price of the capped call transactions (which initially corresponded to the initial conversion price of the 2025 Notes, and was subject to certain adjustments), with such reduction and/or offset subject to a cap initially equal to approximately $55.16 (which represents a premium of approximately 100% over the last reported sale price of the Company’s common stock on November 11, 2020), subject to certain adjustments. The capped call transactions were separate transactions, entered into by the Company and were not part of the terms of the 2025 Notes.
Given that the transactions meet certain accounting criteria, the convertible note capped call transactions were recorded in stockholders’ deficit, and they were not accounted for as derivatives and are not remeasured each reporting period. The Company did not purchased any shares under the convertible note capped call transactions.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
12. Debt (Continued)
Prepaid Forward
In connection with the offering of the 2025 Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $55.0 million of the net proceeds from the offering of the 2025 Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,994,198. The expiration date for the Prepaid Forward was November 15, 2025, although it may have been settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty delivered to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but remained outstanding for corporate law purposes, including for purposes of any stockholders’ votes, until the Forward Counterparty delivered the shares underlying the Prepaid Forward to the Company. As of December 31, 2025, 1,994,198 shares had been delivered to the Company. The Company’s Prepaid Forward hedge transaction exposed the Company to credit risk to the extent that its counterparty may have been unable to meet the terms of the transaction. The Company mitigated this risk by limiting its counterparty to a major financial institution.

13. Stockholders' Deficit

Offering

On October 7, 2025, the Company entered into the 2025 Underwriting Agreement with Piper Sandler & Co. and Cantor Fitzgerald & Co., as representatives of the 2025 Underwriters, pursuant to which the Company issued and sold an aggregate of 31,065,000 shares of Common Stock, which includes the partial exercise of the 2025 Underwriters’ option to purchase 1,065,000 additional shares, at the public offering price of $2.50 per share. As a result of the Offering, the Company received approximately $72.6 million in net proceeds, after deducting the underwriting discount and offering expenses of approximately $5.1 million.
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
ATM Offering

On February 21, 2023, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by the Company of up to $70 million of shares of the Company's common stock from time to time in “at-the-market” offerings (the "2023 ATM Program"), pursuant to its existing Form S-3 and the prospectus supplement to be filed on February 21, 2023. The Company may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of the Company's common stock and general market conditions. During the year ended December 31, 2023, the Company issued 3,312,908 shares of common stock resulting in net proceeds of approximately $4.4 million after deducting $0.4 million of underwriting discounts and commissions and other expenses, pursuant to the 2023 ATM Program. During the year ended December 31, 2024, the Company issued 378,902 shares of common stock resulting in net proceeds of approximately $0.5 million after deducting approximately $0.2 million of commissions and other expenses. During the year ended December 31, 2025, the Company issued 7,661,505 shares of common stock resulting in net proceeds of approximately $15.4 million after deducting approximately $0.4 million of commissions and other expenses.

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

In connection with the Registered Direct Offering, the Company amended, pursuant to Warrant Amendment Agreements certain existing warrants to purchase up to an aggregate of 9,024,212 shares of the Company's common stock that were previously issued in December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, effective upon the closing of the Registered Direct Offering, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Registered Direct Offering, or September 22, 2026, for additional consideration of $0.125 per amended warrant. Based on the change in the fair value of the amended warrants, the Company recorded issuance costs to additional paid-in capital of $2.9 million in the year ended December 31, 2023.

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

During the year ended December 31, 2025, 2024 and 2023, 7,178,729, 10,272,783, and 5,850,747 shares of warrants were exercised, respectively. During the year ended December 31, 2023, 20,965,747 shares of pre-funded warrants were exercised. Additionally, subsequent to December 31, 2025, 11,250,000 warrants were exercised for $16.2 million in net proceeds, after issuance fees. As of December 31, 2025 and 2024, no pre-funded warrants were outstanding. As of December 31, 2025 and 2024, the company had 18,892,700 and 26,071,429 of outstanding warrants related to the Warrant Amendment Agreements and Purchase Agreement, respectively, at a weighted average exercise price of $1.55 and an expiration date of September 22, 2026.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

14.  Stock Compensation
2022 Stock Option and Incentive Plan
In May 2022, the Company's stockholders approved the 2022 Stock Option and Incentive Plan (the "2022 Plan"). The number of shares of common stock available for awards under the 2022 Plan was set to 4,400,000, with any shares underlying awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance or shares, or otherwise terminated (other than by exercise) under the 2022 Plan may be added back to the shares of common stock available for issuance under the 2022 Plan. The 2022 Plan provides for the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), unrestricted stock, cash-based awards, and dividend equivalent rights. Following the approval of the 2022 Plan, no further awards will be issued under the Company’s 2013 Stock Option and Incentive Plan (the “2013 Plan”). In June 2023, the Company's stockholders approved an amendment to the 2022 Plan, which increased the number of shares of common stock reserved for awards under the 2022 Plan to 10,650,000. In May 2024, the Company's stockholders approved a second amendment to the 2022 Plan, which increased the number of shares of Common Stock reserved for awards under the 2022 Plan to 16,900,000. In May 2025, the Company's stockholders approved a third amendment to the 2022 Plan, which increased the number of shares of Common Stock reserved for awards under the 2022 Plan by 6,250,000 for a total of 23,150,000.

Employee Stock Purchase Plan
In April 2020, the board of directors approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the "ESPP") which was approved by the Company's shareholders on May 28, 2020. In May 2024, the Company's stockholders approved a second amendment to the ESPP, which increased the number of shares of Common Stock reserved for future issuance under the ESPP by an additional 6,175,000 shares. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of the Company's common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a discount of up to 15% on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. The Company paused the ESPP effective as of September 1, 2023, such that the offering period which would otherwise have begun on September 1, 2023 did not commence. The Company resumed the ESPP effective as of September 1, 2024, such that the offering period commenced on September 1, 2024. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.4 million, $0.2 million and $0.3 million of stock compensation expense related to the ESPP, respectively. As of December 31, 2025, there have been 1,307,380 shares issued and 5,692,620 shares reserved for future issuance under the ESPP.
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
2013 Stock Option and Incentive Plan
In May 2015, the Company’s stockholders approved the amended and restated 2013 Plan which, among other things, increased the number of shares of common stock reserved for issuance thereunder. The number of shares of common stock available for awards under the 2013 Plan was increased by 923,622 shares from 2,051,378 shares to 2,975,000 shares, plus (i) shares of common stock that are forfeited, cancelled, held back upon the exercise or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
14.  Stock Compensation (Continued)

or otherwise terminated (other than by exercise) under the 2013 Plan and the Company’s 2008 Incentive Stock Option and Restricted Stock Plan are added back to the shares of common stock available for issuance under the 2013 Plan, and (ii) on January 1, 2016, and each January 1, thereafter (prior to the approval of the 2022 Plan), the number of shares of common stock reserved and available for issuance under the 2013 Plan will be cumulatively increased by 2.5% of the number of shares of common stock outstanding on the immediately preceding December 31, or such lesser number of shares of common stock determined by the compensation committee. The 2013 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, RSUs, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights.
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
Stock Options
The following table summarizes the activity relating to the Company’s options to purchase common stock for the year ended December 31, 2025:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	5,177,511	$8.70	7.43	$480
Granted	2,581,040	$1.74
Forfeited or cancelled (vested and unvested)	(891,000)	$11.22
Exercised	(89,660)	$1.91
Outstanding at December 31, 2025	6,777,891	$5.81	7.49	$7,999
Vested and expected to vest at December 31, 2025	6,777,891	$5.81	7.49	$7,999
Exercisable at December 31, 2025	3,498,581	$9.27	6.44	$2,525

The total pre-tax intrinsic value of stock options exercised during the years ended December 31, 2025 and December 31, 2024 was $0.1 million and less than $0.1 million. No stock options were exercised during the year ended December 31, 2023.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
14.  Stock Compensation (Continued)

The following table shows the weighted-average assumptions used to compute the stock-based compensation costs for the stock options granted to employees during each of the two years ending December 31, 2025, using the Black-Scholes option-pricing model:

	Year ended
	December 31,
	2025	2024	2023
Risk-free interest rate	3.94%	4.33%	3.83%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	5.95	6.13	6.17
Volatility	84%	85%	79%
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
The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2025, 2024 and 2023 were $1.30, $1.55 and $2.51, respectively. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 were $3.1 million, $4.1 million and $4.1 million, respectively. During the years ended December 31, 2025, 2024 and 2023 the Company recognized stock-based compensation expense related to stock options of $2.9 million, $4.1 million and $3.8 million, including $0.2 million, $0.3 million and $0.2 million that was capitalized into inventory, respectively.
As of December 31, 2025, there was approximately $4.8 million of unrecognized compensation cost related to unvested options, which will be recognized over a weighted-average period of approximately 2.6 years.
Restricted Stock Units
The following table summarizes the activity relating to the Company’s RSUs for the year ended December 31, 2025:

	Number of	Weighted-Average
	RSUs	Fair Value Per Share

Outstanding and unvested at December 31, 2024	4,447,074	$2.83
Granted	6,096,016	$1.67
Forfeited or expired	(808,410)	$2.21
Vested	(2,627,262)	$2.65
Outstanding and unvested at December 31, 2025	7,107,418	$1.97
During the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation expense related to RSUs of $6.6 million, including $0.5 million that was capitalized into inventory, $7.0 million, including $0.5 million that was capitalized into inventory, and $6.6 million including $0.4 million that was capitalized into inventory, respectively. The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $5.8 million and $3.8 million, respectively. As of December 31, 2025, there was approximately $13.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of approximately 2.7 years.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
14.  Stock Compensation (Continued)

Performance-based Restricted Stock Units ("PBRSUs")
In 2021, the Company granted PBRSUs from the 2013 Plan that vest upon various performance-based milestones as set forth in the individual grant agreements, such as achievement of predetermined milestones based on the Company's U.S. net product sales or clinical or regulatory outcomes. The actual number of units (if any) received under these awards will depend on continued employment and actual performance over the performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBRSUs based on the expected performance period to achieve the performance milestone. The fair value of the PBRSUs is based on the quoted market price of the Company's common stock on the date of grant. The performance criteria was met during the three months ended March 31, 2024.
Stock-based compensation related to the PBRSUs was approximately $0.2 million, including less than $0.1 million that was capitalized into inventory, for the year ended December 31, 2024. Stock-based compensation related to PBRSUs was approximately $0.4 million, including less than $0.1 million that was capitalized into inventory, for the year ended December 31, 2023. The total fair value of shares vested during the year ended December 31, 2024 was $0.4 million. As of December 31, 2025, there were no outstanding and unvested PBRSUs.
Performance-based stock options ("PBSOs")
In 2021, 2022, and 2023 the Company granted PBSOs from the 2013 Plan and the 2022 Plan, that vest upon various performance-based milestones as set forth in the individual grant agreements, such as achievement of predetermined clinical or regulatory outcomes. The actual number of units (if any) received under these awards will depend on continued employment and actual performance over the performance period. Each quarter, the Company updates their assessment of the probability that the performance milestone will be achieved. The Company amortizes the fair value of the PBSOs based on the expected performance period to achieve the performance milestone. The fair value of the PBSOs is based on the Black Scholes model as detailed in the stock option section above. The performance criteria was met during the three months ended March 31, 2024. The weighted-average grant-date fair value of PBSOs granted during the year ended December 31, 2023 was $1.14.
The following table summarizes the activity relating to the Company’s performance-based stock options for the year ended December 31, 2025:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	PBSOs	Per Share	Term (Years)	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	632,950	$4.97	6.35	$123
Forfeited or expired	(144,800)	$6.52
Exercised	(44,650)	$1.62
Outstanding at December 31, 2025	443,500	$4.80	6.80	$330
Vested and expected to vest at December 31, 2025	443,500	$4.80	6.80	$330
Exercisable at December 31, 2025	443,500	$4.80	6.80	$330
The total pre-tax intrinsic value of performance-based stock options exercised during the years ended December 31, 2025 and 2024 was less than $0.1 million. No performance-based stock options were exercised during the year ended December 31, 2023. There was no stock-based compensation related to the PBSOs for the year ended December 31, 2025. Stock-based compensation related to the PBSOs was approximately $0.5 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. The total fair value of shares vested during the year ended December 31, 2024 was $2.0 million. As of December 31, 2025, there was no unrecognized stock-based compensation expense related to unvested PBSOs.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
14.  Stock Compensation (Continued)

The following table summarizes the total stock-based compensation expense in each of the income statement line items for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Research and development	$1,543	$2,232	$3,430
Selling, general and administrative	8,327	9,761	8,528
Total stock compensation expense	$9,870	$11,993	$11,958
15.  Employee Benefit Plan
During 2008, the Company adopted the Esperion Therapeutics, Inc. 401(k) Plan (the “401(k) Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. The Company may, at its sole discretion, contribute for the benefit of eligible employees. Company contributions to the 401(k) Plan during the years ended December 31, 2025, 2024 and 2023 were $1.7 million, $1.8 million and $1.3 million, respectively.
16. Leases
The Company has operating leases primarily related to the Company's principal executive office, automobile leases and other IT related equipment. The lease for the principal executive office has a lease term of 5 years from November 1, 2023, and the automobile leases and IT equipment leases primarily have a term of 3 years. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023 the Company recognized $2.6 million, $3.0 million and $1.0 million, respectively, of operating lease costs, recognized on the statements of operations and comprehensive loss, and paid cash for the amounts included in the measurement of lease liabilities of $2.3 million, $2.6 million and $1.0 million, respectively, which were included in operating cash flows on the statements of cash flows. At December 31, 2025 and December 31, 2024, the weighted-average remaining lease term of operating leases was 1.6 years and 2.1 years, respectively, and the weighted average discount rate was 7.6% and 7.4%, respectively. There was $0.6 million and $3.3 million in right-of-use assets obtained in exchange for lease obligations for the years ended December 31, 2025 and December 31, 2024, respectively. The Company had one additional operating lease and no finance leases that had not yet commenced as of December 31, 2025. The lease not yet commenced includes payments over the term of $0.2 million, which is excluded from the table below.
The following table summarizes the Company's future maturities of operating lease liabilities as of December 31, 2025:

(in thousands)
2026	$2,213
2027	440
2028	258
2029	—
2030	—
Total lease payments	2,911
Less imputed interest	(156)
Total	$2,755

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)

16.  Leases (Continued)
The following table summarizes supplemental balance sheet information related to leases as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Operating Leases	(in thousands)
Total right of use operating lease assets	$2,922	$5,513

Operating lease liabilities (short-term)	2,102	2,741
Operating lease liabilities (long-term)	653	2,570
Total lease obligations under operating leases	$2,755	$5,311
17.  Income Taxes
The Company has recorded a provision for income taxes of $1.8 million for the year ended December 31, 2025. There was no provision for income taxes for the year ended December 31, 2024, as the Company had incurred federal net operating losses since inception, which were available to offset taxable income in the year. At December 31, 2025, the Company concluded that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

As of December 31, 2025 and 2024, the Company had net deferred tax assets, before valuation allowance, of approximately $417.1 million and $413.1 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2025 and 2024, the Company had federal net operating loss (“NOL”) carryforwards of approximately $807.4 million and $773.6 million, respectively. Of the total federal NOL carryforwards, $101.3 million will expire at various dates beginning in 2037, if not utilized; the remaining federal NOLs do not expire. As of December 31, 2025 and 2024, the Company had state NOL carryforwards of approximately $667.2 million and $644.6 million, respectively. In 2022, state NOL carryforwards began to expire as they were not able to be fully utilized and will continue to expire in in future periods, if not utilized.

The Company has research and developmental tax credits of $21.0 million. The tax credit carryforwards will expire beginning in 2031, if not utilized.

The Company files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2019.

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
17. Income Taxes (Continued)

The following table sets forth the components of the provision for income taxes:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current income taxes
Federal	$—	$—	$—
State	1,841	—	—
Total current income taxes	1,841	—	—
Deferred income taxes
Federal	—	—	—
State	—	—	—
Total deferred income taxes	—	—	—
Provision for income taxes	$1,841	$—	$—

The following table sets forth the reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the year ended December 31, 2025, in accordance with adoption of ASU 2023-09:

	Year Ended December 31, 2025
	(in thousands)
Federal income tax (benefit) at statutory rate	$(4,377)	(21.0)%
State and local income taxes, net of federal income tax effect (1)	538	2.6%
Changes in federal valuation allowances	3,416	16.4%
Nontaxable or nondeductible items
Compensation	570	2.7%
Meals and entertainment	391	1.9%
Changes in unrecognized tax benefits (2)	1,303	6.2%
Provision for income taxes	$1,841	8.8%

(1)State and local income taxes in California, Pennsylvania, Florida, Georgia, and Texas made up the majority (greater than 50 percent) of the tax effect in this category.
(2)Changes in unrecognized tax benefits are made up of uncertain tax positions taken on 2024 income tax returns filed in 2025.

The following table sets forth the reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09.

	Year Ended December 31,
	2024	2023
Federal income tax (benefit) at statutory rate	(21.0)%	(21.0)%
Change in state tax rate	1.1%	0.2%
Permanent items	0.9%	0.2%
Prior period adjustments	(5.2)%	0.9%
Change in valuation allowance	24.2%	19.7%
Effective income tax rate	—%	—%

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
17. Income Taxes (Continued)

The following table sets forth the components of income taxes paid (net of refunds received) by jurisdiction for the year ended December 31, 2025:

Year Ended December 31, 2025
(in thousands)
U.S federal	$—
U.S. state and local
Pennsylvania	295
Florida	70
Georgia	40
Texas	39
State and local - Other (1)	168
Total U.S. state and local	612
Income taxes paid (net of refunds received)	$612

(1)The amount of other income taxes paid (net of refunds received) to respective individual state and local jurisdiction(s) during the year do not meet the 5% disaggregation threshold.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. If the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, a Section 382 ownership change could be deemed to have occurred. If a Section 382 change occurs, the Company’s future utilization of the net operating loss carryforwards and credits as of the ownership change will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Some of the U.S. Federal and State net operating loss and credit carryforwards are subject to annual limitations due to ownership changes. The annual limitation may result in the expiration of net operating losses or credit carryforwards before utilization. The Company experienced an ownership change under Section 382 in 2013, 2017, 2021, 2023, and 2024. The Company may also experience ownership changes in the future as a result of future transactions in their stock. For the year ended December 31, 2025, the Company is not expecting to be impacted by IRC Section 382 limitations, as the Company experienced a federal net operating loss, and state net operating loss utilization is not expected to impacted by Section 382 limitations.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. Through December 31, 2025, the Company had accrued $3.4 million for unrecognized income tax benefits and related interest and penalties against credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows. The Company does not expect this amount to change in the next twelve months. At December 31, 2025, the amount of unrecognized tax benefits that would affect the effective rate if recognized in the financial statements was $1.3 million. This amount includes $0.1 million of interest and penalties associated with unrecognized tax benefits, which are included within the provision for income taxes pursuant to the Company’s accounting policy election.

	December 31,
	2025	2024
	(in thousands)
Balance at January 1	$2,099	$2,099
Additions for prior year tax positions	1,303	—
Balance at December 31	$3,402	$2,099

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
17. Income Taxes (Continued)

Significant components of the Company’s deferred tax assets are summarized in the table below:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Federal and state operating loss carryforwards	$211,531	$203,889
Royalty Purchase Agreement	72,600	71,860
Disallowed interest	39,839	41,429
Capitalized research and development	26,126	37,848
Equity compensation	26,685	26,062
Accrued variable consideration	19,684	12,483
R&D tax credits, net of reserves	18,887	18,887
Other temporary differences	2,499	2,148
Total deferred tax assets	417,851	414,606
Deferred tax liabilities:
Other temporary differences	(787)	(1,521)
Total deferred tax liabilities	(787)	(1,521)
Valuation allowance	(417,064)	(413,085)
Net deferred tax assets	$—	$—
18.  Segment Reporting
The Company has one reportable segment. The majority of the Company's business consists of researching, developing and commercializing therapies for the treatment of patients with elevated LDL-C. The segment derives net product sales through sale of its NEXLETOL and NEXLIZET tablets to customers in the United States and through collaboration agreements with other third party companies to develop, manufacture and commercialize its products outside the United States. Net product sales were $159.6 million, $115.7 million and $78.3 million for the three years ended December 31, 2025, 2024, and 2023, respectively. Collaboration revenue, which includes milestone payments, royalty revenues and sales of the Company's tablets to its collaboration partners, were $243.6 million, $216.6 million and $38.0 million for the three years ended December 31, 2025, 2024, and 2023, respectively. During the year ended December 31, 2025, collaboration revenue was primarily derived in Europe and Japan from the Company's partners DSE and Otsuka. The Company manages the business activities on a consolidated basis. The accounting policies of the segment are the same as those described in Note 2.

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

Esperion Therapeutics, Inc.
Notes to Financial Statements (Continued)
19. Net Loss Per Common Share (Continued)
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	December 31, 2025	December 31, 2024	December 31, 2023
Common shares under option	6,777,891	5,177,511	3,686,191
Unvested RSUs	7,107,418	4,447,074	3,047,888
Shares issuable related to the ESPP	238,065	116,804	—
Unvested PBRSUs	—	—	160,275
Common shares under PBSOs	443,500	632,950	661,850
Shares issuable upon conversion of convertible notes	32,679,739	34,338,912	8,007,010
Warrants for common stock	18,892,700	26,071,429	36,344,212
Total potential dilutive shares	66,139,313	70,784,680	51,907,426

20. Subsequent Event
On March 2, 2026, the Company entered into the Merger Agreement with Corstasis and Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Corstasis, with Corstasis surviving the Merger as a wholly-owned subsidiary of the Company. The aggregate up-front consideration for the transactions contemplated by the Merger Agreement (the “Corstasis Transactions”) will be an amount in cash equal to $75.0 million, subject to customary adjustments and a post-closing purchase price adjustment. In addition to the Upfront Consideration, the equityholders of Corstasis will be entitled to receive: (i) milestone payments up to an aggregate amount equal to $180.0 million in the event certain regulatory approval or commercial sales milestones are achieved and (ii) royalty and licensing-revenue-derived payments in connection with the Company’s (or its sublicensees’) future sales of certain products (collectively, the “Contingent Consideration”).
At the effective time of the Merger, all issued and outstanding shares of Corstasis’s common stock, par value $0.0001 per share and all issued and outstanding stock options (“Options”) and restricted stock units of Corstasis will be cancelled and will thereafter represent solely the right of the holders thereof to receive an amount in cash, without interest and net of applicable withholding (and, in the case of an Option, the applicable exercise price of such Option), equal to the applicable holder’s pro rata share of the Upfront Consideration, the Contingent Consideration (if any) and any funds that may be released from certain escrow or expense accounts, in each case, subject to the terms and conditions of the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature, including, among others, an obligation upon Corstasis to conduct its business in the ordinary course during the period between the signing of the Merger Agreement and the closing of the Corstasis Transactions. The Merger Agreement may be terminated by each of Corstasis and the Company under certain customary circumstances, including if the Corstasis Transactions are not consummated by May 1, 2026. The consummation of the Corstasis Transactions is subject to the satisfaction or waiver of certain customary closing conditions. The Corstasis Transactions are expected to close in the second quarter of 2026.