Form 10-Q
period 2026-03-31
Esperion Therapeutics, Inc.
filed 2026-05-08
CIK 1434868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2026, there were 257,431,942 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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

Esperion Therapeutics, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$156,158	$167,852
Accounts receivable, net	132,352	140,190
Inventories, net	104,209	105,124
Prepaid clinical development costs	5,791	4,044
Prepaid inventory costs	54,928	40,864
Other prepaid and current assets	6,023	4,496
Total current assets	459,461	462,570

Property and equipment, net	311	338
Right of use operating lease assets	2,701	2,922
Intangible assets	56	56
Total assets	$462,529	$465,886

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$68,406	$65,068
Accrued clinical development costs	2,677	4,115
Accrued variable consideration	85,811	88,203
Other accrued liabilities	17,489	19,249
Royalty sale liability	80,746	87,596
Deferred revenue from collaborations	43,531	34,477
Operating lease liabilities	1,699	2,102
Total current liabilities	300,359	300,810

Convertible notes, net of issuance costs	97,394	97,260
Royalty sale liability	210,433	208,170
Long-term debt	152,674	152,219
Operating lease liabilities	861	653
Other long-term liabilities	8,739	8,739
Total liabilities	770,460	767,851
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 259,399,074 shares issued at March 31, 2026 and 247,210,341 shares issued at December 31, 2025	257	245
Additional paid-in capital	1,395,717	1,376,499
Treasury stock, at cost; 1,994,198 shares at March 31, 2026 and December 31, 2025	(54,998)	(54,998)
Accumulated deficit	(1,648,907)	(1,623,711)
Total stockholders’ deficit	(307,931)	(301,965)
Total liabilities and stockholders’ deficit	$462,529	$465,886
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$43,391	$34,913
Collaboration revenue	36,713	30,082
Total Revenues	80,104	64,995

Operating expenses:
Cost of goods sold	34,573	31,538
Research and development	8,988	12,557
Selling, general and administrative	43,124	42,996
Total operating expenses	86,685	87,091

Loss from operations	(6,581)	(22,096)

Interest expense	(19,798)	(19,431)
Other income, net	1,183	1,072
Net loss	$(25,196)	$(40,455)

Net loss per common share - basic and diluted	$(0.10)	$(0.21)

Weighted-average shares outstanding - basic and diluted	251,353,086	196,127,948

Comprehensive loss	$(25,196)	$(40,455)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Stockholders’ Deficit
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2024	195,852,463	$196	$1,267,109	$(1,601,029)	$—	$(54,998)	(388,722)
Vesting of restricted stock units	461,779	1	—	—	—	—	1
Vesting of ESPP shares	346,129	—	500	—	—	—	500
Stock-based compensation	—	—	2,465	—	—	—	2,465
Net loss	—	—	—	(40,455)	—	—	(40,455)
Balance March 31, 2025	196,660,371	$197	$1,270,074	$(1,641,484)	$—	$(54,998)	$(426,211)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2025	245,216,143	$245	$1,376,499	$(1,623,711)	$—	$(54,998)	$(301,965)
Vesting of restricted stock units	679,999	1	—	—	—	—	1
Vesting of ESPP shares	258,734	—	510	—	—	—	510
Stock-based compensation	—	—	2,502	—	—	—	2,502
Exercise of warrants	11,250,000	11	16,206	—	—	—	16,217
Net loss	—	—	—	(25,196)	—	—	(25,196)
Balance at March 31, 2026	257,404,876	$257	$1,395,717	$(1,648,907)	$—	$(54,998)	$(307,931)
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(25,196)	$(40,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue	(18,481)	(10,481)
Depreciation expense	27	26
Amortization of debt issuance costs and discounts	589	699
Non-cash interest expense related to the royalty sale liability	13,894	13,090
Stock-based compensation expense	2,502	2,465
Changes in assets and liabilities:
Accounts receivable	7,838	(1,152)
Prepaids and other assets	(17,338)	(4,925)
Inventories	915	(4,831)
Deferred revenue	9,054	(3,976)
Accounts payable	3,338	27,844
Other accrued liabilities	(4,864)	(932)
Net cash used in operating activities	(27,722)	(22,628)

Investing activities
Purchase of property and equipment	(189)	—
Net cash used in investing activities	(189)	—

Financing activities
Proceeds from exercise of warrants, net of issuance costs	16,217	—
Payment of issuance costs	—	(7,500)
Net cash provided by (used in) financing activities	16,217	(7,500)

Net decrease in cash and cash equivalents	(11,694)	(30,128)
Cash and cash equivalents at beginning of period	167,852	144,761
Cash and cash equivalents at end of period	$156,158	$114,633

Supplemental disclosure of cash flow information:
Non-cash right of use asset	27	30
See accompanying notes to the condensed financial statements.

Esperion Therapeutics, Inc.
Notes to Condensed Financial Statements
(unaudited)
1. The Company and Basis of Presentation
Esperion Therapeutics, Inc. ("the Company” or "Esperion") is a commercial stage biopharmaceutical company currently focused on bringing new medicines to patients that address unmet medical needs. The Company has developed and is commercializing U.S. Food and Drug Administration (“FDA”) approved oral, once-daily, non-statin medicines for patients who are at risk for cardiovascular disease ("CVD") and are struggling with elevated low density lipoprotein cholesterol ("LDL-C"). Through commercial execution, product acquisitions, international partnerships and collaborations, and advancement of its pre-clinical pipeline, the Company continues to evolve into a leading global biopharmaceutical company.

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

On March 2, 2026, the Company entered into an Agreement and Plan of Merger (the “Corstasis Merger Agreement”) with Corstasis Therapeutics Inc., a Delaware corporation (“Corstasis”), Cirrus Transaction Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and certain other parties described therein. Pursuant to the Corstasis Merger Agreement, on April 2, 2026, the Company completed the merger of Corstasis with and into Merger Sub, with Corstasis surviving the merger as a wholly owned subsidiary of the Company (the “Corstasis Merger”). The aggregate up-front consideration for the transactions contemplated by the Corstasis Merger Agreement (the “Transactions”) was $75,000,000 in cash, subject to customary adjustments and a post-closing purchase price adjustment. In addition to the upfront cash consideration, the former equityholders of Corstasis are entitled to receive: (i) milestone payments up to an aggregate amount equal to $180,000,000 if certain regulatory approval or commercial sales milestones are achieved and (ii) royalty and licensing-revenue-derived payments in connection with the Company’s (or its sublicensees’) future sales of certain products. Corstasis, the developer and commercial sponsor of Enbumyst, was a privately held, commercial-stage biopharmaceutical company focused on therapies for the treatment of edema associated with cardiovascular, hepatic, and renal disease. Through the acquisition of Corstasis, the Company expanded its cardiovascular portfolio with Enbumyst (bumetanide nasal spray), the first and only FDA-approved nasal spray loop diuretic. Enbumyst received FDA approval in September 2025 for the treatment of edema associated with congestive heart failure, as well as hepatic and renal disease in adults. Refer to Note 16, "Subsequent Events" for further information.

On May 1, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Essence Parent Inc., a Delaware corporation (“Parent”), and Essence MergerCo Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“MergerCo”), pursuant to which, subject to the terms and conditions thereof, MergerCo will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of Company Common Stock (i) owned by Parent or MergerCo, (ii) owned by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law), will be converted into the right to receive (A) an amount in cash equal to $3.16 per share, without interest (the “Per Share Cash Consideration”), plus (B) one contractual contingent value right per share, representing the right to participate in contingent payments in cash, without interest, upon the achievement of certain milestones as set forth in the Contingent Value Rights Agreement (the “CVR Agreement”), on the terms and subject to the conditions set forth in the Merger Agreement and the CVR Agreement (the “CVR” and, together with the Per Share Cash Consideration, the “Merger Consideration”). Each CVR will entitle the holder to its pro rata share, in cash, of contingent payments of up to an additional $100,000,000 in the aggregate, without interest and less any applicable tax withholding, upon the achievement of specified milestones during the applicable milestone periods as set forth in the CVR Agreement. Consummation of the Merger is subject to the approval of the Company’s stockholders and other customary closing conditions. The Merger has not closed as of the date these condensed interim financial statements were issued and is expected to close in the third quarter of 2026. Accordingly, the accompanying condensed interim financial statements do not reflect the Merger or any related effects. Refer to Note 16, "Subsequent Events" for further information.

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
The Company has sustained annual operating losses since inception and expects such losses to continue over the immediate future. While management believes current cash resources and future cash received from the Company's net product sales and collaboration agreements with Daiichi Sankyo Europe GmbH ("DSE"), Otsuka, and Daiichi Sankyo Co. Ltd ("DS"), and other partners, entered into on January 2, 2019, April 17, 2020 and April 26, 2021, respectively, will fund operations for the foreseeable future, management may continue to fund operations and advance the development of the Company's products and product candidates through a combination of collaborations with third parties, strategic alliances, licensing arrangements, permitted debt financings, permitted royalty-based financings, and permitted private and public equity offerings or through other sources.
If adequate funds are not available, the Company may not be able to continue the development of its current products or future product candidates, or to commercialize its current or future product candidates, if approved.
Basis of Presentation
The accompanying condensed interim financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the Company has made all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, have been condensed or omitted. These condensed interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.
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
Concentration of Credit Risk
The Company enters into a limited number of distribution agreements with distributors and specialty pharmacies for NEXLETOL and NEXLIZET. The Company's net product sales are with these customers. As of March 31, 2026 and December 31, 2025, nine customers accounted for all of the Company's net trade receivables. As of March 31, 2026 and December 31, 2025, three customers held approximately 99% and 98%, respectively, of the Company's trade receivables associated with net product sales. For the three months ended March 31, 2026 and 2025, three customers accounted for approximately 97% and 99%, respectively, of gross sales of NEXLETOL and NEXLIZET.
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
At the inception of the contract, the transaction price reflects the amount of consideration the Company expects to be entitled to in exchange for transferring promised goods or services to its customer. In the arrangement where the Company satisfies performance obligation(s) during the regulatory phase over time, the Company recognizes collaboration revenue typically using an input method on the basis of regulatory costs incurred relative to the total expected cost which determines the extent of progress toward completion. The Company reviews the estimate of the transaction price and the total expected cost each period and makes revisions to such estimates as necessary. Under contracted supply agreements with collaborators, the Company, through its third party contract manufacturing partners, may manufacture and supply quantities of active pharmaceutical ingredient (“API”), finished goods or bulk tablets reasonably required by collaboration partners for the development or sale of licensed products in their respective territory. The Company recognizes revenue when the collaboration partner has obtained control of the API or bulk tablets. The Company records the costs related to the supply agreement in cost of goods sold on the condensed statements of operations and comprehensive loss.
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

b.Product Sales, Net
On February 21, 2020, the Company announced that the FDA approved NEXLETOL as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On February 26, 2020, the Company announced that the FDA approved NEXLIZET as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or established ASCVD who require additional lowering of LDL-C. On March 30, 2020, NEXLETOL was commercially available in the U.S. through prescription and on June 4, 2020, NEXLIZET was commercially available in the U.S. through prescription. On March 22, 2024, the Company announced that the FDA approved new label expansions for NEXLETOL and NEXLIZET based on positive CLEAR Outcomes data that include indications for cardiovascular risk reduction and expanded LDL-C lowering in both primary and secondary prevention patients. In addition, the enhanced labels support the use of NEXLETOL and NEXLIZET either alone or in combination with statins. They also include new indications for primary hyperlipidemia, alone or in combination with a statin. Product sales, net totaled $43.4 million for the three months ended March 31, 2026 and $34.9 million for the three months ended March 31, 2025.

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

Liability Related to the Sale of Future Royalties
The Company treats the sale of future DSE royalties as debt, amortized under the effective interest rate method over the estimated life of the royalty sale agreement. The royalty sale liability is presented net of deferred issuance costs on the condensed balance sheets. The amortization of the liability related to future royalties and related interest expense are based on the Company's current estimates of future royalties, which the Company determines by using forecasted royalty sales from its collaboration partner, historical experience, third-party forecasts and current market conditions. The Company periodically assesses the forecasted sales and to the extent the amount or timing of future estimated royalty payments is materially different than previous estimates, the Company will account for any such change by adjusting the liability related to the sale of future royalties and prospectively recognize the related non-cash interest expense. Royalty revenue is recognized and the related liability reduced as earned.
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

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Collaboration Revenue
In the three months ended March 31, 2026 and 2025, the Company recognized collaboration revenue of approximately $32.7 million and $29.4 million, respectively, related to royalty revenue from DSE from the sales of NILEMDO and NUSTENDI, as well as the sales of bulk tablets and API to DSE pursuant to the supply agreement that was executed with DSE.
All remaining future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606 due to the fact that such amounts hinge on sales-based milestones. Additionally, the Company expects that any consideration related to sales-based milestones will be recognized when the subsequent sales occur.

Otsuka Agreement Terms
On April 17, 2020, the Company entered into a license and collaboration agreement (the "Otsuka Agreement") with Otsuka, which was further amended on November 5, 2025. Pursuant to the Otsuka Agreement, the Company granted Otsuka exclusive development and commercialization rights to NEXLETOL and NEXLIZET in Japan (the "Otsuka Territory"). Otsuka will be responsible for all development, regulatory, and commercialization activities in Japan. In addition, Otsuka will fund all clinical development costs associated with the program in Japan.
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

Collaboration Revenue
The Company considered the guidance under ASC 606 and concluded that the Otsuka Agreement was in the scope of ASC 606. In the three months ended March 31, 2026, the Company recognized collaboration revenue of $2.1 million related to royalty revenue from Otsuka and sales of bulk tablets to Otsuka pursuant to the supply agreement that was executed with Otsuka. In the three months ended March 31, 2025, the Company did not have any collaboration revenue related to the Otsuka Agreement.
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
Collaboration Revenue

The Company recognized approximately $1.2 million and $0.4 million of collaboration revenue in the three months ended March 31, 2026 and 2025, respectively, related to royalty revenue from DS and sales of bulk tablets per the agreement with DS.

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
Other Agreements
On February 26, 2025, the Company entered into a license and distribution agreement with Seqirus Pty Ltd ("CSL Seqirus") for the rights to commercialize NEXLETOL and NEXLIZET in Australia and New Zealand. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments and will be responsible for supplying finished product to CSL Seqirus. CSL Seqirus will be responsible for commercialization, including regulatory approval, reimbursement and marketing. During the three months ended March 31, 2026, the Company did not have any collaboration revenue related to the agreement. During the three months ended March 31, 2025, the Company recognized approximately $0.3 million of collaboration revenue related to the upfront milestone payment.

On May 7, 2025, the Company entered into a license and distribution agreement with HLS Therapeutics Inc. (“HLS”) for the exclusive rights to commercialize NEXLETOL and NEXLIZET in Canada. Under the terms of the agreement, the Company will receive upfront and near-term milestone payments along with tiered royalties on product sales. The Company will be responsible for supplying finished product to HLS at a profitable transfer price. HLS will be responsible for commercialization, including reimbursement and marketing. During the three months ended March 31, 2026, the Company recognized $0.7 million of collaboration revenue related to sales of finished product pursuant to the agreement with HLS.

4. Inventories, net
Inventories, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$100,765	$98,767
Work in process	309	4,534
Finished goods	3,135	1,823
	$104,209	$105,124
Inventory reserves were $16.4 million and $4.6 million at March 31, 2026 and December 31, 2025, respectively. Increases in prepaid inventory costs year over year are primarily driven by the timing of supplier purchases relative to the consumption of active pharmaceutical ingredient (“API”), as well as increased advance purchases to support expected demand.
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

The Company subsequently reached settlement agreements with Micro Labs, Hetero USA, Accord Healthcare Inc., Dr. Reddy’s Laboratories, and Alkem Laboratories Ltd. in May 2025, June 2025, July 2025, October 2025 and February 2026, respectively. Each settlement agreement resolved the patent litigation brought by the Company against the particular ANDA Filer, each of which has agreed not to market a generic version of NEXLETOL and/or NEXLIZET, as applicable, in the United States prior to April 19, 2040, unless certain circumstances customarily included in these types of agreements occur. With the settlement with Dr. Reddy’s Laboratories in October 2025, there are no remaining challenges regarding the validity or infringement of U.S Patent No. 7,335,799 in the pending patent litigation with the remaining ANDA filers. Certain of the Company’s patents that remain subject to the pending patent litigation are scheduled to expire in March 2036, while others are scheduled to expire in June 2040.

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

6. Cash Equivalents
The following table summarizes the Company’s cash equivalents (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$123,800	$—	$—	$123,800
Certificates of deposit	405	—	—	405
Total	$124,205	$—	$—	$124,205

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$135,232	$—	$—	$135,232
Certificates of deposit	404	—	—	404
Total	$135,636	$—	$—	$135,636

During the three months ended March 31, 2026, other income, net in the statements of operations includes interest income on cash equivalents of $1.2 million. During the three months ended March 31, 2025, other income, net in the statements of operations includes interest income on cash equivalents of $1.1 million.
7. Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three level hierarchy:

Level 1 inputs:	Quoted prices for identical assets or liabilities in active markets;

Level 2 inputs:	Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities or other inputs that are observable or can be corroborated by market data; and

Level 3 inputs:	Unobservable inputs that are supported by little or no market activity and require the reporting entity to develop assumptions that market participants would use when pricing the asset or liability.
The following table presents the Company’s financial assets that have been measured at fair value on a recurring basis (in thousands):

Description	Total	Level 1	Level 2	Level 3

March 31, 2026
Assets:
Money market funds	$123,800	$123,800	$—	$—
Certificates of deposit	405	405	—	—
Total assets at fair value	$124,205	$124,205	$—	$—
December 31, 2025
Assets:
Money market funds	$135,232	$135,232	$—	$—
Certificates of deposit	404	404	—	—
Total assets at fair value	$135,636	$135,636	$—	$—
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2026 and 2025.
8. Sale of Future Royalties
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

As of March 31, 2026, the Company has recorded a liability, referred to as the “Royalty sale liability” on the condensed balance sheets, of $291.2 million, net of $6.2 million of capitalized issuance costs in connection with the royalty sale liability, which will be amortized to interest expense over the estimated term, $2.1 million of which will be amortized over the next 12 months and $4.1 million thereafter. As of December 31, 2025, the Company had recorded a liability of $295.8 million, net of $6.8 million of capitalized issuance costs, in connection with the royalty sale liability. The Company currently expects to repay $80.7 million in the next twelve months.

The Company recorded $13.9 million and $13.1 million in interest expense related to this arrangement for the three months ended March 31, 2026 and 2025, respectively, which included approximately $0.6 million and $0.4 million, respectively, of amortized issuance costs.
The effective annual imputed interest rate is 1.4% as of March 31, 2026 and 1.6% as of December 31, 2025.
The following table summarizes the royalty sale liability activity during the three months ended March 31, 2026 and 2025:

(in thousands)
Total royalty sale liability at December 31, 2024	$293,610
Royalties recognized and settled to Purchaser	(10,481)
Interest expense recognized	13,090
Total royalty sale liability at March 31, 2025	$296,219

(in thousands)
Total royalty sale liability at December 31, 2025	$295,766
Royalties recognized and settled to Purchaser	(18,481)
Interest expense recognized	13,894
Total royalty sale liability at March 31, 2026	$291,179
9. Debt
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

In connection with the borrowing of the Loan, the Company incurred 2.5% of original issue discount ("OID"), or approximately $3.8 million. In addition, the Company incurred debt issuance costs of $5.4 million in connection with the borrowing of the Loan. Both the OID and debt issuance costs were capitalized and included in long-term debt on the condensed balance sheets at the inception of the Loan, and are being amortized to interest expense using the effective interest method over the same term. As the Company elected to have interest on the loan paid-in-kind for the quarter ended June 30, 2025 and for the quarter ended September 30, 2025, $9.1 million was added to the principal balance of the Loan. As of March 31, 2026, the Company recognized $152.7 million of long-term debt related to the Credit Agreement on the condensed balance sheets, net of the remaining unamortized discount and debt issuance costs associated with the Loan of $2.6 million and approximately $3.8 million, respectively. As of December 31, 2025, the Company recognized $152.2 million of long-term debt related to the Credit Agreement on the condensed balance sheets, net of the remaining unamortized discount and debt issuance costs associated with the Loan of $2.8 million and approximately $4.1 million, respectively. During the three months ended March 31, 2026, the Company recognized approximately $4.3 million of interest expense, including $0.5 million of OID and debt issuance costs amortization. During the three months ended March 31, 2025, the Company recognized $4.1 million of interest expense, including $0.5 million of OID and debt issuance costs amortization.

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

The Company recorded $0.6 million of interest expense during the three months ended March 31, 2025, relating to the cash interest on the 2025 Notes due semi-annually and including the amortization of the debt issuance costs of $0.1 million.

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

As of March 31, 2026, the principal amount of 2030 Notes was $100.0 million, and the unamortized debt issuance costs were $2.6 million, for a net carrying amount of $97.4 million. As of December 31, 2025, the principal amount of 2030 Notes was $100.0 million, and the unamortized debt issuance costs were $2.7 million, for a net carrying amount of $97.3 million.

The Company recorded $1.6 million of interest expense during the three months ended March 31, 2026 relating to the cash interest on the 2030 Notes due semi-annually and including amortization of the debt issuance costs of $0.1 million. The Company recorded $1.6 million of interest expense during the three months ended March 31, 2025 relating to the cash interest on the 2030 notes due semi-annually and including amortization of the debt issuance costs of $0.1 million.

As of March 31, 2026, no 2030 Notes were convertible pursuant to their terms. The estimated fair value of the 2030 Notes was $122.1 million as of March 31, 2026 and $145.3 million as of December 31, 2025. The estimated fair value of the 2030

Notes was determined through consideration of quoted market prices. As of March 31, 2026, the if-converted value of the 2030 Notes did not exceed the principal value of those notes.

The Company is in compliance with all of its covenants at March 31, 2026.

Estimated future principal payments due under the Loan and 2030 Notes are as follows:

Years Ending December 31,	(in thousands)
2026	$—
2027	—
2028	19,887
2029	139,206
2030	100,000
2031	—
Total	$259,093

10. Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued legal fees	$4,840	$2,317
Accrued compensation	6,935	11,940
Accrued professional fees	3,020	3,705
Accrued interest	1,693	256
Accrued other	1,001	1,031
Total other accrued liabilities	$17,489	$19,249
11. Stock Compensation
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

Employee Stock Purchase Plan
In April 2020, the Board approved the Esperion Therapeutics, Inc. 2020 Employee Stock Purchase Plan (as amended, the "ESPP"), which was approved by the Company's stockholders in May 2020 and was subsequently amended by a first amendment to the ESPP adopted by the Board in July 2020. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages up to $25,000 annually to be applied toward the purchase of shares of Common Stock on the last trading day of the offering period. Participating employees will purchase shares of Common Stock at a discount of up to 15% on the lesser of the closing price of Common Stock on the NASDAQ Global Market (i) on the first trading day of the offering period or (ii) the last day of any offering period. Offering periods under the ESPP will generally be in six months increments, commencing on September 1 and March 1 of each calendar year with the administrator having the right to establish different offering periods. In April 2024, the Board approved a second amendment to the ESPP, which was approved by the Company's stockholders in May 2024, which increased the number of shares of Common Stock reserved for future issuance under the ESPP by an additional 6,175,000 shares. During the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.1 million respectively, of stock compensation expense related to the ESPP. As of March 31, 2026, there have been 1,566,114 shares issued and 5,433,886 shares reserved for future issuance under the ESPP.

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

Stock Options
The following table summarizes the activity relating to the Company’s options to purchase Common Stock for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2025	6,777,891	$5.81	7.49	$7,999
Granted	1,871,530	$2.44
Forfeited or expired	(8,125)	$21.65
Exercised	—	$—
Outstanding at March 31, 2026	8,641,296	$5.06	7.84	$4,752
Vested and expected to vest at March 31, 2026	8,641,296	$5.06	7.84	$4,752
Exercisable at March 31, 2026	3,784,433	$8.73	6.33	$1,383

Stock-based compensation related to stock options was $0.7 million for the three months ended March 31, 2026, including $0.2 million that was capitalized into inventory, and $0.8 million, for the three months ended March 31, 2025, including less than $0.1 million that was capitalized into inventory. As of March 31, 2026, there was $7.6 million of unrecognized stock-based compensation expense related to unvested options, which will be recognized over a weighted-average period of 3.2 years.
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

The following table summarizes the activity relating to the Company’s PBSOs for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2025	443,500	$4.80	6.80	$330
Granted	—	$—
Forfeited or expired	—	$—
Exercised	—	$—
Outstanding at March 31, 2026	443,500	$4.80	6.56	$178
Vested and expected to vest at March 31, 2026	443,500	$4.80	6.56	$178
Exercisable at March 31, 2026	443,500	$4.80	6.56	$178

There was no stock-based compensation related to PBSOs for the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was no unrecognized stock-based compensation expense related to unvested PBSOs.
Restricted Stock Units ("RSUs")
The following table summarizes the activity relating to the Company’s RSUs for the three months ended March 31, 2026:

	Number of RSUs	Weighted-Average Fair Value Per Share
Outstanding and unvested December 31, 2025	7,107,418	$1.97
Granted	4,727,390	$2.45
Forfeited	(288,507)	$2.10
Vested	(679,999)	$2.29
Outstanding and unvested March 31, 2026	10,866,302	$2.15
Stock-based compensation related to RSUs was approximately $1.7 million for the three months ended March 31, 2026, including $0.4 million that was capitalized into inventory, and $1.6 million for the three months ended March 31, 2025, including $0.1 million that was capitalized into inventory. As of March 31, 2026, there was $22.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted-average period of 3.3 years.
The following table summarizes the total stock-based compensation expense in each of the income statement line items for the three months ended March 31, 2026 and 2025:

	Three months ended March 31
	(in thousands)
	2026	2025
Research and development	$397	$369
Selling, general and administrative	2,105	2,096
Total stock compensation expense	$2,502	$2,465
12. Income Taxes
There was no provision for income taxes for the three months ended March 31, 2026 and 2025, because the Company has incurred annual operating losses since inception. At March 31, 2026, the Company continues to conclude that it is not more likely than not that the Company will realize the benefit of its deferred tax assets due to its history of losses. Accordingly, a full valuation allowance has been applied against the net deferred tax assets.

13. Segment Reporting

The Company has one reportable segment. The majority of the Company's business consists of researching, developing and commercializing therapies for the treatment of patients with elevated LDL-C. The segment derives net product sales through sale of its NEXLETOL and NEXLIZET tablets to customers in the United States and through collaboration agreements with other third party companies to develop, manufacture and commercialize its products outside the United States. Net product sales were $43.4 million and $34.9 million for the three months ended March 31, 2026 and 2025, respectively. Collaboration revenue, which includes milestone payments, royalty revenues and sales of the Company's tablets to its collaboration partners, was $36.7 million and $30.1 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, collaboration revenue was primarily derived in Europe and Japan from the Company's partners, DSE and Otsuka. The Company manages the business activities on a consolidated basis. The accounting policies of the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies."

The Company's chief operating decision maker is the Chief Executive Officer ("CODM"). The CODM assesses the performance of the Company and decides how to allocate resources based on revenues and net (loss) income, which is reported on the condensed statements of operations. The chief operating decision maker also assesses performance by reviewing net cash (used in) provided by operating expenses, which is reported on the condensed statements of cash flows. The measure of segment assets is reported on the condensed balance sheets as total assets. The chief operating decision maker also reviews cash and cash equivalents. A significant component of the CODM's decision-making process is to ensure a balanced investment in research and development, as well as commercial activities to drive near-term success and sustain for the long term.

14. Stockholders' Deficit

Offering

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

As of March 31, 2026, no Pre-Funded Warrants were outstanding. During the three months ended March 31, 2026, 11,250,000 warrants were exercised. During the three months ended March 31, 2025, no warrants were exercised. As of March 31, 2026 and December 31, 2025, the Company had 7,642,700 and 18,892,700 of outstanding warrants related to the Warrant Amendment Agreements and Purchase Agreement, respectively, at a weighted average exercise price of $1.55 and an expiration date of September 22, 2026.

15. Net Loss Per Common Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period, including shares that potentially could be dilutive if they were exercised or vested during the period, determined using the treasury-stock method and the if-converted method for shares issuable upon conversion of convertible notes. For purposes of this calculation, warrants for common stock, stock options, PBSOs, unvested RSUs, shares issuable under the ESPP and shares issuable upon conversion of the convertible notes are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31,
	2026	2025
Common shares under option	8,641,296	6,889,915
Common shares under PBSOs	443,500	632,950
Unvested RSUs	10,866,302	9,066,649
Shares issuable related to the ESPP	178,127	129,624
Shares issuable upon conversion of convertible notes	32,679,739	34,338,912
Warrants	7,642,700	26,071,429
Total potential dilutive shares	60,451,664	77,129,479

16. Subsequent Events
On April 2, 2026 (the “Closing Date”), the Company entered into the Amendment to the Credit Agreement, by and among the Company, as the borrower, the lenders party thereto and Administrative Agent. The First Amendment amends that certain Credit Agreement, by and among the Company, the Administrative Agent and the lenders party thereto. The Amendment, among other things, provides for the incurrence of additional term loans in an aggregate principal amount of $25,000,000 (the “First Amendment Term Loans”), to be used, among other things, to finance a portion of the acquisition of Corstasis (as defined below). Amounts available under the First Amendment Term Loans were borrowed in full on the Closing Date. The First Amendment Term Loans bear the same terms as the outstanding term loans under the Existing Credit Agreement.
On the Closing Date, the Company entered into a Royalty Purchase Agreement (the “Purchase Agreement”) with Athyrium Opportunities IV Acquisition LP, a limited partnership formed under the laws of the State of Delaware (the “Purchaser”). Pursuant to the Purchase Agreement, the Company sold to the Purchaser, and the Purchaser purchased for $50,000,000, a portion of the royalties payable to the Company on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the Otsuka Territory (as defined in the License and Collaboration Agreement), and of the regulatory and commercial milestones payable, in each case, pursuant to the License and Collaboration Agreement dated as of April 17, 2020, between Otsuka Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of Japan, and the Company, as amended (the “License and Collaboration Agreement” and such payments, the “Receivables”). The Purchaser acquired 100% of the Receivables until such time as the Purchaser receives an aggregate amount equal to $100,000,000. Following receipt of such amount, 100% of all Receivables will revert to the Company. The Purchase Agreement contains other customary terms and conditions, including representations and warranties, covenants and indemnification obligations in favor of each party.
On March 2, 2026, the Company entered into the Corstasis Merger Agreement with Corstasis, Cirrus Transaction Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and certain other parties described therein. Pursuant to the Corstasis Merger Agreement, on April 2, 2026, the Company completed the Corstasis Merger. The aggregate up-front consideration for the Transactions was $75,000,000 in cash, subject to customary adjustments and a post-closing purchase price adjustment. In addition, the equityholders of Corstasis are entitled to receive: (i) milestone payments up to an aggregate amount equal to $180,000,000 if certain regulatory approval or commercial sales milestones are achieved and (ii) royalty and licensing-revenue-derived payments in connection with the Company’s (or its sublicensees’) future sales of certain products. The Company has not completed its assessment of the accounting for the Corstasis Merger as either an asset acquisition or business combination, as the Company is still in the process of obtaining historical financial information from Corstasis, and gathering the information needed to perform significance evaluations under Regulation S‑X Article 11.
On May 1, 2026, the Company entered into the Merger Agreement with Parent and MergerCo, pursuant to which, subject to the terms and conditions thereof, MergerCo will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of the Company Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Company Common Stock (i) owned by Parent or MergerCo, (ii) owned by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law), will be converted into the right to receive (A) the Per Share Cash Consideration, plus (B) one contractual contingent value right per share, representing the right to participate in contingent payments in cash, without interest, upon the achievement of certain milestones as set forth in the CVR Agreement, on the terms and subject to the conditions set forth in the Merger Agreement and the CVR Agreement. Each CVR will entitle the holder to its pro rata share, in cash, of contingent payments of up to an additional $100,000,000 in the aggregate, without interest and less any applicable tax withholding, upon the achievement of specified milestones during the applicable milestone periods as set forth in the CVR Agreement.
Consummation of the Merger is subject to the approval of the Company’s stockholders and other customary closing conditions, including, without limitation, (i) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of certain non-U.S. antitrust approval, (ii) the absence of legal restraints prohibiting the Merger, (iii) the accuracy of the other party’s representations and warranties, subject to certain customary materiality qualifications set forth in the Merger Agreement, (iv) the other party’s compliance in all material respects with its obligations under the Merger Agreement, and (v) no Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company having occurred since the date of the Merger Agreement that is continuing. The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement, (i) Parent, under specified circumstances, including termination by the Company because Parent fails to consummate the Merger when required by the Merger Agreement, will be required to pay the Company a termination fee in the amount of $68,309,078; and (ii) the Company, under specified circumstances, including termination by the Company in order to enter into an acquisition agreement providing for a Superior Proposal, will be required to pay Parent a termination fee in the amount of $34,154,539. The Merger has not closed as of the date these interim condensed financial statements were issued and is expected to close in the third quarter of 2026. Accordingly, the accompanying interim condensed financial statements do not reflect the Merger or any related effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other filings that we make with the Securities and Exchange Commission (the "SEC").
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are based on our management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events, including our marketing strategy, expectations regarding our ability to complete the transactions contemplated by the Merger Agreement, including the timing thereof, the parties’ ability to satisfy the conditions set forth in the Merger Agreement, the potential effects of the pending Merger on us and the potential to achieve milestones related to contingent payments under the CVR, expectations regarding our ability to continue integrating Corstasis into our business, to commercialize Enbumyst, and to realize the anticipated benefits of the acquisition and the prospects associated with Enbumyst, including the potential size of the congestive heart failure market opportunity, clinical development and commercialization plans, or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, including in relation to our ability to remediate the material weakness in our internal control over financial reporting, the clinical development, commercialization plans, timing, designs and plans for the CLEAR Outcomes study and its results, plans for potential future product candidates and expectations regarding future transactions to further improve our balance sheet to be materially different from any future results, performance or achievements, including in relation to the clinical development, commercialization plans, net sales profitability, growth of our commercial products, clinical activities, commercial development plans, the outcomes and anticipated benefits of legal proceedings and settlements, expressed or implied by these forward-looking statements.

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
Overview
Corporate Overview
We are a commercial stage biopharmaceutical company currently focused on bringing new medicines to patients that address unmet medical needs. We have developed and are commercializing U.S. Food and Drug Administration, or FDA, approved oral, once-daily, non-statin medicines for patients who are at risk for cardiovascular disease, or CVD, and are struggling with elevated low-density lipoprotein cholesterol, or LDL-C. Through commercial execution, product acquisitions, international partnerships and collaborations, and advancement of our pre-clinical pipeline, we continue to evolve into a leading global biopharmaceutical company.

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

On March 2, 2026, we entered into the Corstasis Merger Agreement with Corstasis, Merger Sub and certain other parties described therein. Pursuant to the Corstasis Merger Agreement, on April 2, 2026, we completed the Corstasis Merger. The aggregate up-front consideration for the Transactions was $75,000,000 in cash, subject to customary adjustments and a post-closing purchase price adjustment. In addition, the equityholders of Corstasis are entitled to receive: (i) milestone payments up to an aggregate amount equal to $180,000,000 if certain regulatory approval or commercial sales milestones are achieved and (ii) royalty and licensing-revenue-derived payments in connection with the Company’s (or its sublicensees’) future sales of certain products. Through this acquisition, the Company has acquired Corstasis, the developer and commercial sponsor of Enbumyst, the first and only FDA-approved nasal spray loop diuretic. Enbumyst received FDA approval in September 2025 for the treatment of edema associated with congestive heart failure, as well as hepatic and renal disease in adults.

On May 1, 2026, we entered into the Merger Agreement with Parent and MergerCo, pursuant to which, subject to the terms and conditions thereof, MergerCo will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of the Company Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Company Common Stock (i) owned by Parent or MergerCo, (ii) owned by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law), will be converted into the right to receive (A) the Per Share Cash Consideration, plus (B) one contractual contingent value right per share, representing the right to participate in contingent payments in cash, without interest, upon the achievement of certain milestones as set forth in the CVR Agreement, on the terms and subject to the conditions set forth in the Merger Agreement and the CVR Agreement. Each CVR will entitle the holder to its pro rata share, in cash, of contingent payments of up to an additional $100,000,000 in the aggregate, without interest and less any applicable tax withholding, upon the achievement of specified milestones during the applicable milestone periods as set forth in the CVR Agreement. Consummation of the Merger is subject to the approval of the Company’s stockholders and other customary closing conditions. The Merger is expected to close in the third quarter of 2026.

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
We have never been profitable. Our net loss was $25.2 million for the three months ended March 31, 2026. Our net loss was $40.5 million for the three months ended March 31, 2025. Substantially all of our net losses resulted from costs incurred in connection with research and development programs and selling, general and administrative costs associated with our operations. We expect to incur expenses and operating losses for the immediate future in connection with our ongoing activities, including, among others:

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

During the three months ended March 31, 2026, we incurred $3.0 million in expenses related to ongoing clinical studies, including our pediatric program.
During the three months ended March 31, 2025, we incurred $4.0 million in expenses related to ongoing clinical studies.
Financial Operations Overview
Product sales, net
Product sales, net is related to our sales of NEXLETOL and NEXLIZET. NEXLETOL and NEXLIZET were commercially available in the U.S. on March 30, 2020 and June 4, 2020, respectively.
Collaboration revenue
Collaboration revenue is related to our collaboration agreements with Daiichi Sankyo Europe GmbH, or DSE, Otsuka, and Daiichi Sankyo Co. Ltd, or DS, and our other ex-U.S. collaboration partners. Collaboration revenue for the three months ended March 31, 2026 and 2025 was primarily related to sales of bulk tablets, finished product and active pharmaceutical ingredient, or API, under our supply agreements and royalty revenue received from our collaboration partners. Under contracted supply agreements with ex-U.S. collaborators, we may manufacture and supply quantities of API, finished product or bulk tablets reasonably required by ex-U.S. collaboration partners for the development or sale of licensed products in their respective territory. We recognize revenue when the collaboration partner has obtained control of the API, finished product, or bulk tablets. We also receive royalties from the commercialization of such products, and record our share of the variable consideration, representing a percentage of net product sales, as collaboration revenue in the period in which such underlying sales occur and costs are incurred by the collaborators.
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
We expect our selling, general and administrative expenses to increase slightly in 2026 compared to 2025 with the addition of ENBUMYST initiatives and the expanded commercialization initiatives for NEXLETOL and NEXLIZET and increases in our associated headcount to expand our sales team.

Interest Expense
Interest expense is related to our royalty purchase agreement, or Royalty Purchase Agreement, with OCM IP Healthcare Portfolio LP, or OMERS, entered into on June 27, 2024, our $150.0 million term loan, or Loan, entered into on December 13, 2024, and our convertible notes.
Other Income, Net
Other income, net, primarily relates to interest income and includes income related to the sale of leased vehicles.
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

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change
	(unaudited, in thousands)
Revenue:
Product sales, net	$43,391	$34,913	$8,478
Collaboration revenue	36,713	30,082	6,631
Operating Expenses:
Cost of goods sold	34,573	31,538	3,035
Research and development	8,988	12,557	(3,569)
Selling, general and administrative	43,124	42,996	128
Loss from operations	(6,581)	(22,096)	15,515
Interest expense	(19,798)	(19,431)	(367)
Other income, net	1,183	1,072	111
Net loss	$(25,196)	$(40,455)	15,259

Product sales, net
Product sales, net for the three months ended March 31, 2026 was $43.4 million compared to $34.9 million for the three months ended March 31, 2025, an increase of $8.5 million. The increase is primarily due to prescription growth volumes of NEXLETOL and NEXLIZET compared to the first quarter of 2025.
Collaboration revenue
Collaboration revenue recognized from our collaboration agreements for the three months ended March 31, 2026 was $36.7 million compared to $30.1 million for the three months ended March 31, 2025, an increase of $6.6 million. The increase is due to increased royalty sales growth within our partner territories.
Cost of goods sold
Cost of goods sold for the three months ended March 31, 2026 was $34.6 million compared to $31.5 million for the three months ended March 31, 2025, an increase of approximately $3.1 million. The increase is primarily related to an increase in selling costs for certain inventory, resulting in an increase in the inventory reserves, partially offset by production related write-offs in the three months ended March 31, 2025.

Research and development expenses
Research and development expenses for the three months ended March 31, 2026, were $9.0 million, compared to $12.6 million for the three months ended March 31, 2025, a decrease of $3.6 million. The decrease in research and development expenses was primarily attributable to timing on our ongoing clinical studies and preclinical studies.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2026, were $43.1 million, compared to $43.0 million for the three months ended March 31, 2025, an increase of $0.1 million. The increase in selling, general and administrative expenses was primarily attributable to increased legal costs associated with the ANDA litigation and increased media costs offset partially by a decrease in compensation costs.
Interest expense
Interest expense for the three months ended March 31, 2026, was $19.8 million, compared to $19.4 million for the three months ended March 31, 2025, an increase of $0.4 million. Interest expense for the three months ended March 31, 2026 and 2025 was related to our royalty sale liability, Loan and convertible notes and the associated amortization of debt issuance costs and original issue discounts. The increase in interest expense was primarily attributable to interest on our royalty sale liability and Loan, partially offset by lower convertible debt interest due to the payback of our 2020 Notes in November 2025.
Other income, net
Other income, net for the three months ended March 31, 2026, was $1.2 million, compared to $1.1 million for the three months ended March 31, 2025, an increase of $0.1 million. This increase was primarily due to higher interest income due to higher cash and cash equivalents.
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

On April 2, 2026, or the Closing Date, we entered into the First Amendment to Credit Agreement, or the Amendment, amending that certain Credit Agreement, dated as of December 13, 2024. The Amendment, among other things, provides for the incurrence of additional term loans in an aggregate principal amount of $25.0 million to be used, among other things, to finance a portion of the Company's acquisition of Corstasis, which included an upfront payment of $75.0 million on April 2, 2026. Amounts available under the First Amendment Term Loans were borrowed in full on the Closing Date. The First Amendment Term Loans bear the same terms as the outstanding term loans under the Existing Credit Agreement. On the Closing Date, the Company entered into a Royalty Purchase Agreement with Athyrium Opportunities IV Acquisition LP, or the Purchaser. Pursuant to the Purchase Agreement, the Purchaser purchased for $50.0 million a portion of the royalties payable to the Company on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the Otsuka Territory (as defined in the License and Collaboration Agreement), and of the regulatory and commercial milestones payable, in each case, pursuant to the License and Collaboration Agreement dated as of April 17, 2020, between Otsuka and the Company, as amended. The Purchaser acquired 100% of the Receivables until such time as the Purchaser receives an aggregate amount equal to $100.0 million. Following receipt of such amount, 100% of all Receivables will revert to the Company.
We anticipate that we will incur operating losses for the immediate future as we continue to incur substantial expenses related to the ongoing commercialization of NEXLETOL and NEXLIZET, the integration of Corstasis and ongoing commercialization of Enbumyst, and expenses associated with our research and development activities. We anticipate that our current cash and cash equivalents, expected future net product sales of NEXLETOL and NEXLIZET, and expected future revenue under our collaboration agreements is sufficient to fund continuing operations for the foreseeable future.

As of March 31, 2026, our primary sources of liquidity were our cash and cash equivalents which totaled $156.2 million and does not include the net cash received from the Amendment to the Credit Agreement or Royalty Purchase Agreement with the Purchaser or the net cash up-front consideration paid to Corstasis for the transactions from the Corstasis Merger Agreement, as described above. We invest our cash equivalents in highly liquid, interest-bearing investment-grade securities to preserve principal.
The following table summarizes the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(27,722)	$(22,628)
Net cash used in investing activities	(189)	—
Net cash provided by (used in) financing activities	16,217	(7,500)
Net decrease in cash and cash equivalents	$(11,694)	$(30,128)
Operating Activities
We have incurred and expect to continue to incur, significant costs related to the commercialization of NEXLETOL and NEXLIZET and related to ongoing research and development, regulatory and other clinical study costs associated with the development of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our early stage pipeline assets.

Net cash used in operating activities totaled $27.7 million and $22.6 million for the three months ended March 31, 2026 and 2025 consisted primarily of net product sales of NEXLETOL and NEXLIZET and collaboration revenue fully offset by cash used to fund the commercialization activities of NEXLETOL and NEXLIZET and the research and development costs related to bempedoic acid and the bempedoic acid / ezetimibe combination tablet and our other early stage pipeline assets, adjusted for non-cash items such as royalty revenue paid or to be paid to OMERS, stock-based compensation expense, interest expense related to our royalty sale agreement, amortization of issuance costs on our convertible notes, depreciation and amortization and changes in working capital, including increases in prepaid inventory.
Investing Activities
Net cash used in investing activities of $0.2 million for the three months ended March 31, 2026 consisted of purchases of property, plant, and equipment. There was no cash used in or provided by investing activities for the three months ended March 31, 2025.
Financing Activities
Net cash provided by financing activities of $16.2 million for the three months ended March 31, 2026 related to cash received from the exercise of our warrants. Net cash used in financing activities of $7.5 million for the three months ended March 31, 2025 related primarily to payments of issuance costs on our December 2024 Credit Agreement and Exchange Transaction.
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

On December 13, 2024, we entered into a credit agreement, or the Credit Agreement, with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P., as the initial lenders party thereto. The Credit Agreement provides for a $150.0 million term loan, or the Loan, which was borrowed in full at closing. Proceeds from the Loan were used repay a portion of the outstanding obligations under our 2025 Notes, and to pay an original issue discount of $3.8 million and fees and expenses in connection with the Credit Agreement of $5.4 million. The Loan will bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At the Company's option, interest on the Loan could be paid-in-kind for the first four full fiscal quarters ending after the closing date. As the Company elected to have interest on the loan paid-in-kind for the quarter ended June 30, 2025 and for the quarter ended September 30, 2025, $9.1 million was added to the principal balance of the Loan. The Credit Agreement requires quarterly interest-only payments for the first four years after the closing date and, thereafter, the Loan will partially amortize in quarterly principal payments of 12.5%, with the outstanding balance to be repaid on the maturity date of December 13, 2029. Subsequent to the quarter ended March 31, 2026, on April 2, 2026, we entered into the First Amendment to Credit Agreement, or the Amendment. The Amendment, among other things, provides for the incurrence of additional term loans in an aggregate principal amount of $25.0 million. After giving effect to the Amendment, future payments under the Loan are expected to be annual interest of $18.2 million, $23.0 million in principal in the year ended December 31, 2028, and the remaining approximately $161.1 million in principal in the year ended December 31, 2029.
On June 27, 2024, we entered into a Royalty Purchase Agreement, or the Purchase Agreement, with OMERS. Pursuant to the Purchase Agreement, we sold a portion of the royalties payable on net sales of Bempedoic Acid from our collaboration partner DSE. Pursuant to the Purchase Agreement, we received $304.7 million, less issuance costs. OMERS acquired 100% of the Royalty Interests until such time as they have received an aggregate amount equal to 1.7x of the Purchase Price (equivalent to approximately $517.9 million). Following receipt of such amount, 100% of all Royalty Interests will revert to the Company. Through March 31, 2026, the royalties recognized and settled to the Purchaser was $99.6 million. The Company expects future royalties to OMERS may range from $80.7 million in the next year to a maximum total payment of approximately $337.6 million beyond one year. A significant increase or decrease in future royalties will materially impact the royalty sale liability, interest expense and the time period for repayment. Refer to Note 8 "Sale of Future Royalties" in our condensed financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 for further information.
On March 22, 2023, we issued and sold, in a registered direct offering, or the Registered Direct Offering, 12,205,000 shares of our common stock, pre-funded warrants to purchase up to an aggregate of 20,965,747 shares of our common stock, in lieu of shares of our common stock, and warrants to purchase up to 33,170,747 shares of our common stock. The combined purchase price of each share of common stock and accompanying warrant was $1.675 per share. The purchase price of each pre-funded warrant and the accompanying warrant was $1.674 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). In connection with the Registered Direct Offering, we amended certain existing warrants to purchase up to an aggregate of 9,024,212 shares of our common stock that were previously issued in

December 2021 at an exercise price of $9.00 per share and had an expiration date of December 7, 2023, such that the amended warrants have a reduced exercise price of $1.55 per share and expire three and one half years following the closing of the Registered Direct Offering, for additional consideration of $0.125 per amended warrant. The amended warrants are immediately exercisable and will expire on September 22, 2026, which may provide us with additional funding, if such amended warrants are exercised by their holders. Each pre-funded warrant is exercisable for one share of our common stock at an exercise price of $0.001 per share. The pre-funded warrants were immediately exercisable and could be exercised at any time. As of March 31, 2026, no pre-funded warrants were outstanding as all were exercised during the year ended 2023. We received net proceeds of approximately $51.3 million related to the Registered Direct Offering after deducting placement agent fees and related offering expenses of $4.2 million, and we received approximately $1.1 million in connection with the amended warrants after deducting placement fees of $0.1 million. During the three months ended March 31, 2026, 11,250,000 warrants were exercised for $16.2 million in net proceeds, after issuance fees. During the three months ended March 31, 2025, no warrants were exercised.

On December 17, 2024, we entered into an Exchange Agreement where we repaid $210.1 million aggregate principal amount of our $265.0 million 2025 Notes and associated accrued interest. Payments under the 4.00% 2025 Notes after the Exchange Transaction included annual interest of $2.2 million and a principal payment of $54.9 million. In November 2025, we repaid the 2025 Notes in full and have no future payments. Refer to Note 9 "Debt" in our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

On December 17, 2024, we issued $100.0 million aggregate principal amount of 5.75% convertible senior subordinated notes due 2030 to certain financial institutions as the initial purchasers of the convertible notes, or 2030 Notes. Future payments under the 2030 Notes include annual interest of approximately $5.8 million and a principal payment of $100.0 million in 2030. Refer to Note 9 "Debt" in our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

On February 21, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the issuance and sale by us of up to $70.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, pursuant to our shelf registration statement on Form S-3 (File No. 333-286631) filed with the SEC on April 18, 2025, including the sales agreement prospectus contained therein, as declared effective by the SEC on April 29, 2025. No shares were issued from the 2023 ATM in the three months ended March 31, 2026 and 2025. We may continue to use the 2023 ATM Program to address potential short-term or long-term funding requirements that may arise. Such program will continue to be subject to the volatility of the price of our common stock and general market conditions.

Plan of Operations and Funding Requirements
We expect to continue to incur expenses and operating losses for the immediate future in connection with our continued commercialization activities associated with NEXLETOL and NEXLIZET in the U.S., as well as the integration of Corstasis, the ongoing commercialization of Enbumyst, and efforts to realize anticipated growth opportunities and synergies. Pursuant to the license and collaboration agreements with DSE, Otsuka, and DS, we are eligible for substantial additional sales and regulatory milestone payments and royalties. We estimate that current cash resources, proceeds to be received in the future for product sales and proceeds under the collaboration agreements with DSE, DS and Otsuka are sufficient to fund operations for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and ongoing commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet and the extent to which we entered and may enter into collaborations with pharmaceutical partners regarding the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development and commercialization of bempedoic acid and the bempedoic acid / ezetimibe combination tablet. Our future funding requirements will depend on the outcome of the proposed Merger with Parent, as well as a number of other factors, including, but not limited to:

•our ability to successfully develop and commercialize NEXLETOL, NEXLIZET and ENBUMYST or other product candidates;
•the service and payment of potential debt maturities;
•our ability to maintain existing collaborations and partnerships and our ability to establish any future collaboration or commercialization arrangements on favorable terms, if at all;

•our expectations regarding the acquisition of Corstasis and the prospects associated with Enbumyst, including the potential size of the congestive heart failure market opportunity, as well as our ability to realize the anticipated benefits of the acquisition, which may not be achieved or may take longer than expected;

•our ability to continue to integrate Corstasis within our business, continue to commercialize Enbumyst, and to realize anticipated growth opportunities and synergies;

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
•the implementation of operational and financial information technology; and
•the impact of macroeconomic and geopolitical developments, including inflationary pressures, interest rate fluctuations, military conflicts, such as the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, capital market disruptions, disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown or reduced resources, tariffs, trade protection measures, economic sanctions and related economic slowdowns or recessions, any of which could adversely affect our access to capital markets.

Until such time, if ever, as we can generate substantial U.S. product revenues and collaboration royalties, we expect to finance our cash needs through a combination of collaborations with third parties, strategic alliances, licensing arrangements, debt financings, royalty-based financings and equity offerings or other sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners or royalty-based financing arrangements, such as the collaboration arrangement with DSE, Otsuka and DS, or our other ex-U.S. partners, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. Similarly, adverse macroeconomic conditions and market volatility resulting from global and national economic developments, political unrest, military conflicts, such as the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, inflationary pressures, disruptions in capital markets, changes in international trade relationships, changes in or the disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, trade protection measures, economic sanctions and economic slowdowns or recessions, including as a result of heightened geopolitical tensions or increasing concerns regarding a potential global recession, or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. If we are unable to raise additional funds through equity or permitted debt financings or through collaborations, strategic alliances or licensing arrangements or royalty-based financing arrangements when needed and on favorable terms, if at all, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market bempedoic acid and the bempedoic acid / ezetimibe combination tablet that we would otherwise prefer to develop and market ourselves.

We do not currently have, nor did we have during the periods presented, any off-balance sheet arrangements as defined by the SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

The Company carried out the evaluation required by the Exchange Act Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Previously Identified Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our management discovered that certain information related to our inventory and cost of sales balances was inaccurately reported in our earnings release for the quarter ended June 30, 2025, originally issued and furnished with our Current Report on Form 8-K filed on August 5, 2025. Following discovery of such errors, we filed a Current Report on Form 8-K/A that furnished a corrected version of the earnings release on August 11, 2025. As a result of the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting existed related to the accounting for inventory held at a certain third-party contract manufacturing organization, and have further concluded that such material weakness had not been remediated as of March 31, 2026.

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

You should consider carefully the following risk factors, together with those set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in all of the other information included or incorporated in this Quarterly Report on Form 10-Q. The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Our payment obligations under the Credit Agreement with the lenders thereto may adversely affect our financial position or results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.

On December 13, 2024, we entered into the Credit Agreement with GLAS USA LLC, as administrative agent, and Athyrium Opportunities IV Co-Invest 1 LP, HCR Stafford Fund II, L.P., HCR Potomac Fund II, L.P. and HCRX Investments HoldCo, L.P., as the initial lenders party thereto (the “Existing Credit Agreement”). On April 2, 2026 (the "Closing Date"), we entered into the First Amendment to Credit Agreement (the “Amendment”), amending the Credit Agreement. The loans provided under the Amendment bear the same terms as the outstanding term loans under the Existing Credit Agreement.

On the Closing Date, the Company entered into a Royalty Purchase Agreement with Athyrium Opportunities IV Acquisition LP (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser purchased for $50 million a portion of the royalties payable to the Company on net sales of Bempedoic Acid (as defined in the License and Collaboration Agreement) and any other Licensed Products (as defined in the License and Collaboration Agreement) in the Otsuka Territory (as defined in the License and Collaboration Agreement), and of the regulatory and commercial milestones payable, in each case, pursuant to the License and Collaboration Agreement dated as of April 17, 2020, between Otsuka Pharmaceutical Co., Ltd. and the Company, as amended. The Purchaser acquired 100% of the Receivables until such time as the Purchaser receives an aggregate amount equal to $100 million. Following receipt of such amount, 100% of all Receivables will revert to the Company.

The Existing Credit Agreement provided for a $150.0 million term loan, or the Existing Loan, which was borrowed in full at the original closing on December 13, 2024. Proceeds from the Existing Loan were used to repay a portion of the outstanding obligations under the Company's existing $265.0 million aggregate principal amount 4.00% Convertible Senior Subordinated Notes due November 2025, or the 2025 Notes, and to pay fees and expenses in connection with the Credit Agreement. The Amendment, among other things, provides for the incurrence of additional term loans in an aggregate principal amount of $25 million which was used, among other things, to finance a portion of the acquisition of Corstasis. Amounts available under the Amendment were borrowed in full on the Closing Date. The Existing Loan, together with the loans under the Amendment, are collectively referred to herein as the “Loans”. See Note 9 "Debt" and Note 16 "Subsequent Events" in the notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion on the Credit Agreement and convertible notes.

The Credit Agreement, as amended, could have important negative consequences to the holders of our securities. For example, a portion of our cash flow from operations will be needed to pay certain interest to the Lenders and will not be available to fund future operations.

Interest payments under the Credit Agreement, as amended, will increase our cash outflows. The Loans bear interest at an annual rate of 9.75% if paid in cash, and 11.75% if paid-in-kind. At our option, interest on the Loans may be paid-in-kind for the first four full fiscal quarters ending after the respective closing date. As we elected to have interest on the Existing Loan paid-in-kind for the quarter ended June 30, 2025 and for the quarter ended September 30, 2025, $9.1 million was added to the principal balance of the Existing Loan. The Credit Agreement, as amended, requires quarterly interest-only payments for the first four years after the Closing Date and, thereafter, the Loans will partially amortize in quarterly principal payments of 12.5%, with the outstanding balance to be repaid on the maturity date. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sale would result in dilution to our stockholders. There is no assurance that if we are required to secure funding we can do so on terms acceptable to us, or at all. Failure to pay certain amounts when due would result in a default under the Credit Agreement, as amended, and result in foreclosure on certain of our assets which would have a material adverse effect.

The Credit Agreement, as amended, contains a financial covenant to maintain minimum liquidity of $50.0 million. The Credit Agreement, as amended, contains affirmative and negative covenants customary for a senior secured loan. The negative covenants under the Credit Agreement, as amended, limit our ability and our subsidiaries to, among other things, dispose of assets, engage in mergers, acquisitions, and similar transactions, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain exceptions.

The Credit Agreement, as amended, also contains certain customary events of default, including, but not limited to, a failure to comply with the covenants therein. If an event of default has occurred and continues beyond any applicable cure period, the administrative agent or the required lenders may accelerate all outstanding obligations under the Credit Agreement, as amended, and/or exercise any other remedies provided under the loan documents. Any declaration by the Lenders of an event of default under the Credit Agreement, as amended, could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

We may not realize the anticipated benefits of the acquisition of Corstasis, or those benefits may take longer to realize than expected.

On April 2, 2026, we completed the acquisition of Corstasis. The success of the acquisition will depend, in part, on our ability to effectively integrate Corstasis into our business, continue to commercialize Enbumyst, and realize anticipated growth opportunities and synergies. The integration process may be complex, costly and time-consuming, and could result in disruptions to our existing operations, diversion of management attention and potential difficulties in retaining key personnel, partners and other business relationships. There can be no assurance that we will realize the anticipated benefits of the acquisition within the expected time frame or at all.

As a result of the acquisition, we have assumed Corstasis’ liabilities and obligations, including legal, financial, regulatory and compliance matters, as well as post-approval regulatory requirements with respect to Enbumyst and obligations under supply, manufacturing and other material agreements. These obligations may require significant ongoing cost and investment, and if we have underestimated such costs or are unable to satisfy these obligations, our business, financial condition and results of operations could be adversely affected. In addition, we may be required to devote substantial resources to integration-related activities, which could cause us to forego or delay the pursuit of other opportunities.

Further, the acquisition may expose us to unknown, contingent or other liabilities that we did not identify or fully assess prior to closing. Any such liabilities or problems could have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Merger and the Merger Agreement

We may not complete the Merger with Parent within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On May 1, 2026, we entered into the Merger Agreement with Parent, and MergerCo, pursuant to which, subject to the terms and conditions thereof, MergerCo will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Subject to the terms and conditions set forth in the Merger

Agreement, at the Effective Time, each share of Company Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Company Common Stock (i) owned by Parent or MergerCo, (ii) owned by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law), will be converted into the right to receive (A) the Per Share Cash Consideration, plus (B) one contractual contingent value right per share, representing the right to participate in contingent payments in cash, without interest, upon the achievement of certain milestones as set forth in the CVR Agreement. Each CVR will entitle the holder to its pro rata share, in cash, of contingent payments of up to an additional $100.0 million in the aggregate, without interest and less any applicable tax withholding, upon the achievement of specified milestones during the applicable milestone periods as set forth in the CVR Agreement. Consummation of the Merger is subject to the approval of the Company’s stockholders and other customary closing conditions. The Merger is expected to close in the third quarter of 2026.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay Parent a termination fee in the amount of $34,154,539 if the Merger Agreement is terminated under specified circumstances, including termination by the Company in order to enter into an acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement). The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Our ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from our stockholders and government entities that may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Completion of the Merger is subject to certain closing conditions, including, among other things, the adoption of the Merger Agreement by the Company’s stockholders and the expiration or early termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the absence of governmental injunctions or other legal restraints prohibiting the Merger. If we are unable to obtain the requisite stockholder approval or the government imposes any injunctions or restraints on the Merger, we will not be able to close the Merger. Further, the granting of regulatory approvals pursuant to the HSR Act could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger.

In addition, the obligation of Parent to consummate the Merger is conditioned upon, among other things, the accuracy of our representations and warranties (subject to certain materiality exceptions), and our compliance in all material respects with our obligations under the Merger Agreement. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.

While the Merger Agreement is in effect, we are subject to certain restrictions on our business activities.

While the Merger Agreement with Parent is in effect, we are subject to customary restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on our ability to hire employees, sell, transfer, lease, license, dispose or assign tangible assets exceeding certain dollar thresholds or Company intellectual property (subject to certain exceptions), make investments, enter into, modify or terminate material contracts or employee plans (subject to certain exceptions), repurchase or issue securities, pay dividends, make capital expenditures exceeding certain dollar thresholds, commence or settle any legal proceeding (subject to certain exceptions), amend our organizational documents or incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. As is typical for transactions like the Merger, the Merger Agreement contains certain provisions that restrict our ability to, among other things, initiate, solicit, cause or knowingly encourage (including by way of furnishing non-public information) or otherwise knowingly assist or knowingly facilitate the submission of inquiries regarding, or the making of any proposal or offer that constitutes a Takeover Proposal or Potential Takeover Proposal (as defined in the Merger Agreement). The Merger Agreement also provides that our Board may only change their recommendation that the Company's stockholders approve the

Merger in certain limited circumstances. These provisions could discourage third parties from making alternative proposals and, as a result, may limit our ability to pursue potentially more favorable transactions.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee in the amount of $34,154,539 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, in connection with a change in the recommendation of our Board or a termination of the Merger Agreement by us to enter into an acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of Company Common Stock.
We have incurred direct and indirect costs as a result of the Merger and we may incur additional direct and indirect costs whether or not the Merger is consummated.

We have incurred significant non-recurring costs in connection with the Merger Agreement. These costs include legal, financial advisory, accounting, consulting and other professional fees, as well as regulatory filing fees and other transaction-related expenses. We have incurred these costs and expect that we will continue to incur additional costs whether or not the Merger is consummated. In addition, if we terminate the Merger Agreement or the termination date passes and the Merger has not been effected, we will have incurred substantial costs from the Merger that we will not be able to recover, and we may incur further costs before the Merger is consummated, and such expenses could have an adverse impact on our business, financial results and operations.

Stockholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact our business, financial condition and results of operations.

Stockholders of the Company may file lawsuits against the Company and/or the directors and officers of the Company in connection with the Merger. One of the conditions to the closing is that no judgment enacted, promulgated, issued, entered, amended or enforced by any Governmental Authority (as defined in the Merger Agreement) of competent jurisdiction or any applicable law shall be in effect enjoining, restraining or otherwise making illegal, preventing or prohibiting the consummation of the Merger. If any plaintiff was successful in obtaining an injunction prohibiting us from completing the Merger, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to us, including any cost associated with the indemnification of directors and officers. We may incur costs relating to the defense or settlement of any stockholder lawsuits filed in connection with the Merger. Stockholder lawsuits may divert management attention from management of our business or operations. Such litigation could have an adverse effect on our business, financial condition and results of operations and could prevent or delay the completion of the Merger.

Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.

The holders of the CVRs will include (i) holders of shares of Company Common Stock that are canceled and converted into the right to receive the Merger Consideration pursuant to the Merger Agreement, (ii) holders of Company RSUs and Company Stock Options that are canceled and converted into the right to receive the consideration specified above upon consummation of the Merger, (iii) holders of outstanding warrants of the Company that elect to receive the Merger Consideration upon exercise following the Closing pursuant to the terms of the applicable warrant, and (iv) holders of the Company’s outstanding convertible notes that convert such convertible notes following the Closing pursuant to the terms of the related indenture (each as defined in the Merger Agreement). Each CVR will represent the right of such holders of the CVRs to participate in up to two cash payments, without interest and less any applicable tax withholding, contingent upon the achievement of certain milestones during the applicable milestone periods as described below:

•Holders of CVRs will be entitled to participate in an aggregate contingent cash payment of up to $40 million if annual Net Sales (as defined in the CVR Agreement) of certain products containing bempedoic acid (including NEXLETOL® and NEXLIZET®) in the United States during the period from January 1, 2027 through December 31, 2027 exceed $300 million. The aggregate milestone payment amount will be: (i) $40.0 million if annual Net Sales of such products are equal to or greater than $350.0 million; (ii) an amount between $0 and $40.0 million, determined by linear interpolation, if annual Net Sales of such products exceed $300.0 million but are less than $350.0 million; and (iii) $0 if annual Net Sales of such products are equal to or less than $300.0 million. Any such aggregate milestone payment amount, to the extent achieved, will be divided among the CVRs outstanding at the close of business on the date of the milestone achievement notice to determine the applicable milestone payment per CVR, in each case subject to the terms and conditions set forth in the CVR Agreement.

•Holders of CVRs also will be entitled to participate in an aggregate contingent cash payment of $60 million if annual Net Sales (as defined in the CVR Agreement) of certain products containing bumetanide (including ENBUMYST®) in the United States equal or exceed $160.0 million in any single calendar year during the period commencing on (and including) the Effective Time and ending on December 31, 2030. Any such aggregate milestone payment amount, if achieved, will be divided among the CVRs outstanding at the close of business on the date of the milestone achievement notice to determine the applicable milestone payment per CVR, in each case subject to the terms and conditions set forth in the CVR Agreement.

Parent and the Company will be required to use Diligent Efforts (as defined in the CVR Agreement) to achieve each milestone, and the applicable milestone payment for each of the two milestones shall only be paid once per milestone, if at all, subject to achievement of the applicable milestone in accordance with the CVR Agreement. Milestone payments to holders of CVRs issued in respect of certain out-of-the-money options will be subject to additional reduction mechanics in accordance with the CVR Agreement.

There can be no assurance any payments will be made with respect to the CVRs. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in us or any constituent party to the Merger Agreement. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of certain events, as outlined in the CVR Agreement, and if no such events are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1	Agreement and Plan of Merger, dated March 2, 2026, by and among Cirrus Transaction Subsidiary, Inc., the Registrant, Corstasis Therapeutics Inc., Shareholder Representative Services LLC, and Benjamin Esque.	8-K	2.1	March 3, 2026	001-35986

2.2†	Agreement and Plan of Merger, dated as of May 1, 2026, by and among Essence Parent Inc., Essence MergerCo Inc. and Esperion Therapeutics, Inc.	8-K	2.1	May 1, 2026	001-35986

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	3.2	June 12, 2013	333-188595

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 26, 2022	001-35986

3.3	Certificate of Validation relating to Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated May 26, 2022	8-K	3.1	September 20, 2022	001-35986

3.4	Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	June 15, 2023	001-35986

3.5	Second Amended and Restated Bylaws of the Registrant dated April 29, 2021	10-Q	3.1	May 4, 2021	001-35986

4.1	Specimen Common Stock Certificate	S-1	4.1	June 12, 2013	333-188595

10.1†	First Amendment to Credit Agreement, dated as of April 2, 2026, by and among the Registrant, as the borrower, the lenders party thereto and GLAS USA LLC and GLAS Americans LLC collectively as the administrative agent.	8-K	10.1	April 2, 2026	001-35986

10.2†	Royalty Purchase Agreement, dated as of April 2, 2026, by and among the Registrant and Athyrium Opportunities IV Acquisition LP.+	8-K	10.3	April 2, 2026	001-35986

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*Filed herewith.

+    The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

† The schedules and similar attachments to this exhibit have been omitted pursuant to Items 601(a)(5) and 601(b)(ii) of Regulation S-K. The Registrant agrees to furnish copies of any such schedules or similar attachments to the Commission upon request. In addition, certain provisions of this exhibit have been redacted because the Registrant customarily treats the redacted information as private or confidential and the omitted information is not material. The Registrant agrees to promptly provide to the Commission on a supplemental basis an unredacted copy of the exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESPERION THERAPEUTICS, INC.

May 8, 2026	By:	/s/ Sheldon L. Koenig
Sheldon L. Koenig
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2026	By:	/s/ Benjamin Halladay
Benjamin Halladay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)